Form 10-Q
period 1999-06-30
INTERNET COM CORP
filed 1999-08-09
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 333-76331

                            INTERNET.COM CORPORATION
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      06-1542480
-------------------------------            -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           20 KETCHUM STREET
          WESTPORT, CONNECTICUT                            06880
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (203) 226-6967
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of June 30, 1999, was 23,325,000.

                            INTERNET.COM CORPORATION


                                      INDEX




                                                                                              PAGE
PART I       Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheets - December 31, 1998
                  and June 30, 1999                                                              3

             Consolidated Statements of Operations - For the Three and Six Months
                  Ended June 30, 1998 and 1999                                                   4

             Consolidated Statements of Changes in Stockholders' Equity - For the Six
                  Months Ended June 30, 1999                                                     5

             Consolidated Statements of Cash Flows - For the Six Months
                  Ended June 30, 1998 and 1999                                                   6

             Notes to Consolidated Financial Statements                                         7-9


Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          10-16

PART II.     Other Information                                                                 17-18

             Signatures                                                                          19

EXHIBIT 27.  Financial Data Schedule                                                             20


PART I.   FINANCIAL INFORMATION                     Item 1. Financial Statements

                            INTERNET.COM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                DECEMBER 31,    JUNE 30,
                                                                                   1998           1999
                                                                                 --------       --------
                                                                                       (UNAUDITED)
                                    ASSETS

 Current assets:
     Cash and cash equivalents                                                   $    129       $ 42,324
     Accounts receivable, net of allowances of $42 and $207, respectively           1,723          2,489
     Prepaid expenses and other                                                       120            290
                                                                                 --------       --------
                 Total current assets                                               1,972         45,103

Property and equipment, net of accumulated depreciation
    of $15 and $204, respectively                                                   1,380          2,027
Intangible assets, net of accumulated amortization
    of $632 and $4,660, respectively                                               22,332         22,655
Other assets                                                                          192            286
                                                                                 --------       --------
                 Total assets                                                    $ 25,876       $ 70,071
                                                                                 ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                            $    482       $  1,546
     Accrued payroll and related expenses                                             296            697
     Accrued expenses and other                                                       462          2,100
     Accrued Web site acquisition payments                                            775          1,360
     Deferred revenues                                                                122            672
     Borrowings under line of credit                                                1,886           --
                                                                                 --------       --------
              Total current liabilities                                             4,023          6,375

 Accrued Web site acquisition payments                                               --              450
                                                                                 --------       --------
              Total liabilities                                                     4,023          6,825

 Commitments and contingencies                                                       --             --

 Stockholders' equity:
     Preferred stock, $.01 par value, 4,000,000 shares authorized,
         no shares issued and outstanding                                            --             --
     Common stock, $.01 par value, 75,000,000 shares authorized,
         16,215,891 and 23,325,000 shares issued and outstanding at
         December 31, 1998 and June 30, 1999, respectively                            162            233
     Additional paid-in capital                                                    22,665         78,843
     Accumulated deficit                                                             (974)       (15,830)
                                                                                 --------       --------
              Total stockholders' equity                                           21,853         63,246
                                                                                 --------       --------
              Total liabilities and stockholders' equity                         $ 25,876       $ 70,071
                                                                                 ========       ========

                 See notes to consolidated financial statements

                            INTERNET.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                           JUNE 30,                                JUNE 30,
                                              ---------------------------------       ---------------------------------
                                              (PREDECESSOR                            (PREDECESSOR
                                                BUSINESS)                               BUSINESS)
                                              -------------                           -------------
                                                  1998                1999                1998                1999
                                              -------------       -------------       -------------       -------------
Revenues                                      $         971       $       2,872       $       1,802       $       4,484
Cost of revenues                                        577               1,786               1,144               2,903
                                              -------------       -------------       -------------       -------------

Gross profit                                            394               1,086                 658               1,581
                                              -------------       -------------       -------------       -------------

Operating expenses:
     Advertising, promotion and selling                 491               1,614                 774               2,542
     General and administrative                         363                 846                 711               1,619
     Depreciation                                       109                 107                 211                 189
     Amortization                                       238               2,090                 460               4,028
     Non-cash compensation charge                      --                 7,975                --                 7,975
                                              -------------       -------------       -------------       -------------
Total operating expenses                              1,201              12,632               2,156              16,353
                                              -------------       -------------       -------------       -------------

Operating loss                                         (807)            (11,546)             (1,498)            (14,772)
Interest income (expense), net                         --                   (52)               --                   (84)
                                              -------------       -------------       -------------       -------------

Net loss                                      $        (807)      $     (11,598)      $      (1,498)      $     (14,856)
                                              =============       =============       =============       =============

Basic and diluted loss per share              $       (0.05)      $       (0.63)      $       (0.09)      $       (0.86)
                                              =============       =============       =============       =============

Weighted average number of common shares             16,216              18,270              16,216              17,293
                                              =============       =============       =============       =============

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK             ADDITIONAL                         TOTAL
                                     --------------------------       PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                       SHARES         AMOUNT          CAPITAL         DEFICIT           EQUITY
                                     ----------    ------------    ------------    -------------     -------------
Balance at December 31, 1998         16,215,891    $        162    $     22,665    $        (974)    $      21,853

    Proceeds from private
      placement                         908,475               9           2,232             --               2,241

    Issuance of management shares       725,000               7           7,968             --               7,975

    Exercise of warrant               2,075,634              21           2,979             --               3,000

    Proceeds from initial public
      offering                        3,400,000              34          42,999             --              43,033

    Net loss                               --              --              --            (14,856)          (14,856)
                                     ----------    ------------    ------------    -------------     -------------

Balance at June 30, 1999             23,325,000    $        233    $     78,843    $     (15,830)    $      63,246
                                     ==========    ============    ============    =============     =============




NOTE:

Immediately prior to the closing of its initial public offering, internet.com LLC converted its business form to a corporation. This reorganization was effected by merging internet.com LLC into a newly-formed Delaware corporation called internet.com Corporation. Each member of internet.com LLC received shares of internet.com Corporation common stock in exchange for their membership units at a rate of 16,215.891 shares per membership unit. All share and per share data have been retroactively adjusted to reflect the reorganization.





                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------
                                                                (PREDECESSOR
                                                                  BUSINESS)
                                                                -------------
                                                                    1998                 1999
                                                                -------------       -------------
Cash flows from operating activities:
     Net loss                                                   $      (1,498)      $     (14,856)
     Adjustments to reconcile net cash used in operations-
          Depreciation and amortization                                   671               4,217
          Provision for losses on accounts receivable                      20                 165
          Non-cash compensation charge                                   --                 7,975
     Changes in assets and liabilities -
          Accounts receivable, net                                       (303)               (783)
          Prepaid expenses and other                                       (4)                (80)
          Accounts payable and accrued expenses                          (318)              2,268
          Deferred revenues                                                (3)                402
                                                                -------------       -------------
               Net cash used in operating activities                   (1,435)               (692)

Cash flows from investing activities:
     Additions to property and equipment                                 (393)               (836)
     Acquisitions of Web sites, related Internet media
          properties and other                                         (1,214)             (3,233)
     Investment in internet.com Venture Fund I LLC                       --                   (90)
                                                                -------------       -------------
               Net cash used in investing activities                   (1,607)             (4,159)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                         --                45,932
     Proceeds from exercise of warrant                                   --                 3,000
     Contributions from Mecklermedia Corporation                        3,042                --
     Borrowings under line of credit                                     --                 4,670
     Payments for line of credit                                         --                (6,556)
                                                                -------------       -------------
               Net cash provided by financing activities                3,042              47,046

Net increase in cash and cash equivalents                                --                42,195
                                                                -------------       -------------

Cash and cash equivalents, beginning of period                           --                   129
                                                                -------------       -------------

Cash and cash equivalents, end of period                        $        --         $      42,324
                                                                =============       =============

Supplemental disclosures of cash flow:
     Cash paid for interest                                     $        --         $          92
                                                                =============       =============
     Cash paid for income taxes                                 $        --         $        --
                                                                =============       =============


                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)      THE COMPANY

internet.com owns and operates a leading network of integrated business-to-business Web sites and related Internet media properties focused solely on the Internet industry. As of June 30, 1999, this network of Internet media properties consisted of 61 Web sites, 43 e-mail newsletters, 55 online discussion forums and 52 moderated e-mail discussion lists. The network is organized into nine vertical content channels to serve Internet users, which include Internet industry and Internet technology professionals, Web developers and experienced Internet users.

Since all of internet.com's products and services relate to providing Internet-related information to Internet industry and Internet technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet.

On June 25, 1999, internet.com completed an initial public offering ("IPO") of 3,400,000 shares of common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $43.0 million (net of underwriters' commission and offering expenses of $4.6 million). On June 30, 1999, internet.com paid the outstanding balance under its line of credit of approximately $5.0 million and terminated the line of credit.

(2)      HISTORY

internet.com LLC was formed as part of the acquisition of Mecklermedia Corporation by Internet World Media, Inc., a wholly-owned subsidiary of Penton Media, Inc. (a publicly-owned corporation). On November 24, 1998, Mecklermedia was acquired by Internet World Media in an all-cash tender offer. Following its purchase of Mecklermedia, Internet World Media caused iWorld Corporation to be merged into internet.com LLC, a newly-formed Delaware limited liability company. Internet World Media then sold 80.1% of its membership interest in internet.com LLC to Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer, (including four trusts for the benefit of his children) for a total of $18.0 million in cash and a warrant valued at $284,000. Internet World Media retained a 19.9% interest in internet.com LLC and a warrant to acquire up to an additional 128 membership units in internet.com LLC (representing 2,075,634 shares of internet.com common stock) for up to $3.0 million. For accounting purposes, the warrant has been valued at $284,000 which reflects the present value of the strike price using a risk free rate of return over a three year term, as compared to the cash price per share paid to Penton Media. This warrant was exercised by Penton Media on June 24, 1999.

Immediately prior to the closing of the IPO, internet.com LLC converted its business form to a corporation. This reorganization was effected by merging internet.com LLC into a newly-formed Delaware corporation called internet.com Corporation. Each member of internet.com LLC received shares of internet.com Corporation common stock in exchange for their membership units at a rate of 16,215.891 shares per membership unit. All share and per share data have been retroactively adjusted to reflect the reorganization.

(3)      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared from the books and records of internet.com in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in internet.com's Registration Statement on Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

The consolidated financial statements include the accounts of the Company and its majority owned investments. All significant intercompany transactions have been eliminated.

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

internet.com does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

(4)      COMPUTATION OF NET LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted loss per share for the three and six months ended June 30, 1998 and 1999 are as follows:

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   JUNE 30,                                JUNE 30,
                                                      ---------------------------------       ---------------------------------
                                                      (PREDECESSOR                            (PREDECESSOR
                                                        BUSINESS)                                BUSINESS)
                                                      -------------                           -------------
                                                          1998                1999                1998                1999
                                                      -------------       -------------       -------------       -------------
BASIC AND DILUTED NET LOSS PER SHARE

Numerator: Net loss                                   $        (807)      $     (11,598)      $      (1,498)      $     (14,856)

Denominator: Weighted average shares outstanding             16,216              18,270              16,216              17,293
                                                      -------------       -------------       -------------       -------------

Basic and diluted loss per share                      $       (0.05)      $       (0.63)      $       (0.09)      $       (0.86)
                                                      =============       =============       =============       =============

(5)      ACQUISITIONS OF ASSETS

internet.com made five acquisitions of Web sites and related Internet media properties for a total of $3.3 million during the six months ended June 30, 1999. These acquisitions were accounted for as purchases. Four of these acquisitions provide for contingent payments to be made after the acquisition date based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties had no tangible assets or liabilities. Therefore, the entire purchase price has been recorded as intangible assets and is being amortized over its estimated useful life for these acquisitions. The pro forma results for the six months ended June 30,1999, assuming these acquisitions had been made at the beginning of the period, would not be materially different from reported results.

(6)      NON-CASH COMPENSATION CHARGE

In March 1999, internet.com LLC granted 4% of its total membership units at the time (assuming full dilution, including the exercise of the Internet World Media warrant) to certain of its employees. As these membership units vested upon the completion of the IPO, internet.com recorded an $8.0 million compensation charge concurrent with the completion of the IPO on June 25, 1999.

(7)      SUBSEQUENT EVENT

In July, 1999, internet.com entered into an agreement to lease office space for its corporate headquarters in Darien, CT at an annual rate of approximately $350,000. This lease will terminate in February 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the accompanying notes which appear elsewhere in this filing. This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements relate to our future plans, objectives, beliefs, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "believes," "intends," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could cause or contribute to these differences include those discussed below and in "Risk Factors" contained in our prospectus dated June 25, 1999.

OVERVIEW

We own and operate a leading network of integrated business-to-business vertical content Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry. As of June 30, 1999, our network consisted of nine integrated business-to-business vertical content channels containing 61 Web sites, 43 e-mail newsletters, 55 online discussion forums and 52 moderated e-mail discussion lists focused solely on the Internet industry. During the month of June 1999, we delivered approximately 47 million page views to over 1.8 million unique visitors and 10.4 million copies of our e-mail newsletters to one million subscribers, and 35.6 million postings were generated by 58,000 subscribers to our moderated e-mail discussion lists.

We were formed in November 1998 following the acquisition of Mecklermedia Corporation by Penton Media, Inc. As part of the acquisition, Penton Media agreed to contribute all the assets of Mecklermedia's Internet media business division, iWorld, to a newly formed limited liability company, internet.com LLC. As part of this acquisition agreement, we reserved 4% of our total membership units for discretionary grants to our employees. The grants were completed in March 1999. As these membership units vested upon the completion of our initial public offering, we recorded an $8.0 million compensation charge concurrent with the completion of this offering. Prior to the acquisition of Mecklermedia by Penton Media, iWorld operated as one of three business lines which comprised Mecklermedia. Our predecessor Web sites, MecklerWeb and iWorld.com, were also dedicated to covering Internet developments.

We generate revenues from the following primary sources:

- advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
-    e-commerce agreements;
-    paid subscription services; and
-    licensing of our editorial content, brands and software.

We barter an immaterial portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media and other third parties. We do not record any revenues or expenses for such barter because we do not incur any costs to fulfill such barter and because such unsold advertising and promotion exchanged and received would otherwise have no value. Therefore, the recording of any barter would result in an overstatement of revenues and expenses.

For the six months ended June 30, 1999, approximately 87% of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period the advertising is displayed, provided that no significant company obligations remain outstanding and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

Our e-commerce agreements generally include advertising on our Web sites or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases both advertising and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. We recognize the revenue sharing component of these agreements as revenue in the period that the underlying sales are made by the e-commerce vendor.

Paid subscription services relate to customer subscriptions to our paid e-mail newsletters, Internet Stock Report's Monthly HotWatch, Internet StockTracker and SearchEngineWatch, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which has not yet been recognized as revenue.

Our licensing agreements vary in structure, with internet.com generating fixed fees, royalties or both for access to our editorial content, brands or software. We generally license our editorial content, brands and software to offline and online media companies.

As of June 30, 1999, we have made 28 acquisitions of Internet media properties, consisting of 37 Web sites, 29 e-mail newsletters, 16 online discussion forums and four moderated e-mail discussion lists since July 1995. We have made 17 of these acquisitions since March 1, 1998. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services.

We believe that advertising sales in traditional media, such as print publishing, generally are lower in the first and third calendar quarters of each year due to buying patterns of advertisers. If the Internet makes the transition from an emerging to a more developed advertising medium, we may experience similar seasonal patterns as those in the traditional media industry.

We have sustained losses on a quarterly and annual basis in the past. We expect to incur significantly higher costs, particularly advertising, promotion and selling expense, to grow our business. As a result, we expect to incur significant operating losses for the foreseeable future and because costs are largely fixed in the short term, we expect to be vulnerable to significant fluctuations in operating losses if actual revenues fall below anticipated levels. Furthermore, given the rapidly evolving nature of our business and our limited operating history, our operating results are difficult to forecast and period-to-period comparison of our operating results will not be meaningful and should not be relied upon as any indication of future performance. Due to these and other factors, many of which are outside our control, quarterly operating results may fluctuate significantly in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUES. We generate revenues from advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements; paid subscription services; licensing of our editorial content, brands and software; opt-in e-mail list rentals; and venture fund management. Revenues were $971,000 for the three months ended June 30, 1998 and approximately $2.9 million for the three months ended June 30, 1999, representing an increase of 196%. This increase was primarily due to increased advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a substantial majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements, licensing, paid subscription services, seminars, opt-in e-mail list rentals and venture fund management will expand and diversify our future revenue streams.

COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was $577,000 for the three months ended June 30, 1998 and approximately $1.8 million for the three months ended June 30, 1999, representing an increase of 210%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. As a percentage of revenues, cost of revenues was 59% for the three months ended June 30, 1998 and 62% for the three months ended June 30, 1999. We anticipate that our cost of revenues will continue to increase in absolute dollars as we continue to strengthen our existing content offerings and services. We anticipate hiring additional editorial, technology and operations personnel, as well as freelance contributors, as we acquire additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and expand our proprietary content.

ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $491,000 for the three months ended June 30, 1998 and $1.6 million for the three months ended June 30, 1999, representing a 229% increase. This change was primarily due to increased hiring of advertising sales personnel. As a percentage of revenues, advertising, promotion and selling expenses were 51% for the three months ended June 30, 1998 and 56% for the three months ended June 30, 1999. We anticipate that our advertising, promotion and selling expenses will continue to increase in absolute dollars, primarily due to our planned hiring of additional sales personnel in an effort to increase our advertising sales as well as increased expenses for the promotion of our content offerings and services to our community of Internet users, advertisers and vendors.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and bad debt expense. General and administrative expenses were $363,000 for the three months ended June 30, 1998 and $846,000 for the three months ended June 30, 1999, representing a 133% increase. This change was primarily due to the hiring of additional personnel and increased professional fees. As a percentage of revenues, general and administrative expenses were 37% for the three months ended June 30, 1998 and 29% for the three months ended June 30, 1999. We expect that our general and administrative expenses will continue to increase in absolute dollars, but these expenses are expected to decrease as a percentage of revenues. We anticipate hiring additional personnel and incurring additional costs related to being a public company, including directors' and officers' liability insurance, investor relations programs and professional services fees.

DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $109,000 for the three months ended June 30, 1998 and $107,000 for the three months ended June 30, 1999, representing a 2% decrease. As a percentage of revenues, depreciation of property and equipment was 11% for the three months ended June 30, 1998 and 4% for the three months ended June 30, 1999. Amortization of intangibles was $238,000 for the three months ended June 30, 1998 and approximately $2.1 million for the three months ended June 30, 1999, representing a 778% increase. This increase was primarily due to the amortization of the goodwill associated with the formation of internet.com LLC. As a percentage of revenues, amortization of intangibles was 25% for the three months ended June 30, 1998 and 73% for the three months ended June 30, 1999. We anticipate that depreciation and amortization will continue to increase as we acquire additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. We also anticipate increasing our capital expenditures to support the current and expected growth of our business.

NON-CASH COMPENSATION CHARGE. In March 1999, internet.com LLC granted 4% of its total common stock at the time (assuming full dilution, including the exercise of the Internet World Media warrant) to certain of its employees. As this common stock vested upon the completion of our initial public offering ("IPO"), we recorded an $8.0 million non-cash compensation charge concurrent with the completion of our IPO.

INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, related to borrowings under our line of credit was $52,000 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUES. Revenues were approximately $1.8 million for the six months ended June 30, 1998 and approximately $4.5 million for the six months ended June 30, 1999, representing an increase of 149%. This increase was primarily due to increased advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.

COST OF REVENUES. Cost of revenues was approximately $1.1 million for the six months ended June 30, 1998 and approximately $2.9 million for the six months ended June 30, 1999, representing an increase of 154%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. As a percentage of revenues, cost of revenues was 63% for the six months ended June 30, 1998 and 65% for the six months ended June 30, 1999.

ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses were $774,000 for the six months ended June 30, 1998 and approximately $2.5 million for the six months ended June 30, 1999, representing a 228% increase. This change was primarily due to increased hiring of advertising sales personnel. As a percentage of revenues, advertising, promotion and selling expenses were 43% for the six months ended June 30, 1998 and 57% for the six months ended June 30, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $711,000 for the six months ended June 30, 1998 and approximately $1.6 million for the six months ended June 30, 1999, representing a 128% increase. This change was primarily due to the hiring of additional personnel and increased professional fees. As a percentage of revenues, general and administrative expenses were 39% for the six months ended June 30, 1998 and 36% for the six months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $211,000 for the six months ended June 30, 1998 and $189,000 for the six months ended June 30, 1999, representing a 10% decrease. As a percentage of revenues, depreciation of property and equipment was 12% for the six months ended June 30, 1998 and 4% for the six months ended June 30, 1999. Amortization of intangibles was $460,000 for the six months ended June 30, 1998 and approximately $4.0 million for the six months ended June 30, 1999, representing a 776% increase. This increase was primarily due to the amortization of the goodwill associated with the formation of internet.com LLC. As a percentage of revenues, amortization of intangibles was 26% for the six months ended June 30, 1998 and 90% for the six months ended June 30, 1999.

NON-CASH COMPENSATION CHARGE. In March 1999, internet.com LLC granted 4% of its total common stock at the time (assuming full dilution, including the exercise of the Internet World Media warrant) to certain of its employees. As this common stock vested upon the completion of our IPO, we recorded an $8.0 million non-cash compensation charge concurrent with the completion of our IPO.

INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, related to borrowings under our line of credit was $84,000 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded operations primarily with cash from borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our IPO of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $43.0 million (net of underwriters' commission and offering expenses of $4.6 million). On June 30, 1999, internet.com paid the outstanding balance under its line of credit of approximately $5.0 million and terminated the line of credit.

As of June 30, 1999, internet.com had total current assets of $45.1 million and total current liabilities of $6.4 million, or working capital of $38.7 million.

Net cash used in operating activities was approximately $1.4 million for the six months ended June 30, 1998 and $692,000 for the six months ended June 30, 1999. Net cash used in operating activities was primarily a result of our net losses adjusted for a non-cash compensation charge, depreciation and amortization, and increases in accounts receivable, offset by an increase in accounts payable, accrued expenses and deferred revenues.

Net cash used in investing activities was approximately $1.6 million for the six months ended June 30, 1998 and $4.2 million for the six months ended June 30, 1999. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

Net cash provided by financing activities was approximately $3.0 million for the six months ended June 30, 1998 and $47.0 million for the six months ended June 30, 1999. Net cash provided by financing activities was a result of our initial public offering, borrowings under our line of credit, a private placement of equity securities and contributions from Mecklermedia.

Capital expenditures were $393,000 for the six months ended June 30, 1998 and $836,000 for the six months ended June 30, 1999. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

YEAR 2000

The Year 2000 issue is the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, an inability to process transactions, send invoices or engage in similar normal business activities. We may be affected by Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or third parties. Our information technology systems consist of software and data developed either in-house or purchased from third parties, and hardware purchased from vendors.

STATE OF READINESS. We have completed a preliminary assessment of our information technology systems, which includes but is not limited to the hardware and software necessary to provide and deliver our services. We are continuing to perform assessments of our non-information technology systems, which include many of the building and office equipment systems. To date, our assessment has consisted of the following steps:

     - identifying and evaluating all software and hardware upon which we are dependent;

     - contacting third-party vendors of hardware, software and services that we utilize;

     - contacting material non-information technology systems and service providers; and

     - developing and formalizing procedures to implement necessary remedial measures.

As of June 30, 1999 we have performed the following:

     - we have reviewed all functional areas of our business and have identified Microsoft Windows 95, Microsoft Office 97 and Microsoft Windows NT as the only software programs that are not Year 2000 compliant;

     - we will continue to perform Year 2000 simulations on our systems and services to test our system and service readiness;

     - we have revised and continue to revise our systems as necessary to improve their Year 2000 compliance based on the results of our Year 2000 simulation tests;

     - we are continuing to upgrade and test all other hardware and software used in our operations;

     - we have identified all vendors of material hardware and software components of our information technology systems, have contacted our principal vendors of hardware, software and data providers, and have obtained confirmation from all of our material vendors, either in writing or from information available on their Web sites, confirming their Year 2000 compliance;

     - we are continuing the process of working with our hardware and software providers to assure that we are prepared for the Year 2000; and

     - we have received confirmation from all of our material non-information technology systems and service providers, either in writing or from information available on their Web sites, confirming their Year 2000 compliance.

At this point in our assessment, we are not currently aware of any Year 2000 problems relating to these systems which would have a material effect on our business, financial condition or results of operations. We plan to complete our Year 2000 assessment during the summer of 1999 and expect to make all remediations by

September 1999. We believe that the work required to achieve Year 2000 compliance is approximately 80% complete. The only products we have not tested are network routers and switches.

COST. As of June 30, 1999, we had incurred costs of approximately $50,000 and we expect to incur an additional $20,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of our expenses have been related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters. If such expenses are higher than anticipated, our business, financial condition and operating results would suffer.

RISKS. Although our assessment may be finalized without identifying any additional material non-compliant information technology or systems operated by us or by third parties, a systemic failure beyond our control, such as a prolonged telecommunications or electrical failure, is possible. This type of failure could prevent us from operating our business, prevent users from accessing our network, or change the behavior of advertising customers or persons accessing our network. We believe that the primary business risks, in the event of such failure, would include but not be limited to lost advertising revenues, lost business revenues, increased operating costs, loss of customers or persons accessing our network and servers, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation or breach of contract.

CONTINGENCY PLAN. As discussed above, we are engaged in an ongoing Year 2000 assessment. The results of our further testing and the responses we receive from third-party vendors, service providers and customers will be taken into account in determining the nature and extent of any contingency plans.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We have invested our net proceeds from our IPO in short-term, interest-bearing, investment grade securities. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          For a description of material pending legal proceedings affecting the Registrant, see "Business - Legal Proceedings" contained in the Registrant's Prospectus, dated June 25, 1999.

Item 2.   CHANGES IN SECURITIES

          (a)  Not applicable

          (b)  Not applicable

          (c) See Part II - Item 15 of our Registration Statement on Form S-1 (Commission file number 333-76331)

          (d) On June 24, 1999, our Registration Statement on Form S-1 covering the offering of 3,400,000 shares of our common stock, Commission file number 333-76331, was declared effective. The offering commenced on June 25, 1999 and terminated the same day following the sale of all securities registered. The offering was managed by U.S. Bancorp Piper Jaffray, Inc., William Blair & Company LLC and DLJdirect, Inc. as representatives of the several underwriters named in the Registration Statement (the "Underwriters"). The total price to the public for the shares offered and sold by internet.com was $47,600,000.

               Our Underwriters exercised in full an over-allotment option to purchase an additional 510,000 shares of our common stock from Internet World Media, Inc., a selling stockholder. The total price to the public for the shares offered and sold by Internet World Media was $7,140,000. internet.com did not receive any proceeds from the sale of such over-allotment shares.

               The amount of expenses incurred for internet.com's account in connection with the offering are as follows:

                   Underwriting discounts and commissions           $3,332,000
                   Finders' fees                                             -
                   Expenses paid to or for the Underwriters                  -
                   Other expenses                                    1,269,000
                                                                    ----------

                   Total expenses                                   $4,601,000
                                                                    ==========


               All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates;
               (ii) persons owning ten percent (10%) or more of our common stock; or (iii) affiliates of internet.com.

               The net proceeds of the offering to internet.com (after deducting the foregoing expenses) was $42,999,000. Since the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

                          Repayment of line of credit        $ 5,001,000
                          Cash and cash equivalents           37,998,000
                                                             -----------
                                                             $42,999,000
                                                             ===========

               All of the foregoing payments were direct or indirect payments to persons other than (i) directors, officers or their associates:
               (ii) persons owning ten percent (10%) or more of our common stock; or (iii) affiliates of internet.com.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               Not Applicable

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

Item 5.        OTHER INFORMATION

               Not Applicable

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

               Exhibit
               Number     Description
              --------  -------------------------------------------------------

               11       Statement Regarding Computation of Per Share Earnings
                        (Loss) (included in notes to financial statements)

               27       Financial Data Schedule


          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 9, 1999                 internet.com Corporation



                                      /s/ Christopher S. Cardell
                                   ---------------------------------
                                        Christopher S. Cardell
                                        Director, President and
                                        Chief Operating Officer





                                      /s/ Christopher J. Baudouin
                                   ---------------------------------
                                         Christopher J. Baudouin
                                         Chief Financial Officer