Form 10-Q
period 1999-09-30
INTERNET COM CORP
filed 1999-11-01
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 333-76331

                            internet.com Corporation
             (Exact name of Registrant as specified in its charter)

            Delaware                                     06-1542480
--------------------------------              ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                              No.)

       20 Ketchum Street
     Westport, Connecticut                                  06880
-------------------------------------         ---------------------------------
 (Address of principal executive                         (Zip Code)
            offices)
                                 (203) 226-6967
              (Registrant's telephone number, including area code)

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of September 30, 1999, was 23,325,000.

                            internet.com Corporation
                            ------------------------


                                      Index
                                      -----




                                                                                                              Page
                                                                                                              ----
PART I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets - December 31, 1998
                    and September 30, 1999                                                                      3

               Consolidated Statements of Operations - For the Three and Nine Months
                    Ended September 30, 1998 and 1999                                                           4

               Consolidated Statements of Changes in Stockholders' Equity - For the Nine
                    Months Ended September 30, 1999                                                             5

               Consolidated Statements of Cash Flows - For the Nine Months
                    Ended September 30, 1998 and 1999                                                           6

               Notes to Consolidated Financial Statements                                                     7-9

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                     10-16

PART II.       Other Information                                                                            17-18

               Signatures                                                                                      19

EXHIBIT 27.    Financial Data Schedule                                                                         20

PART I.   FINANCIAL INFORMATION                     Item 1. Financial Statements

                            INTERNET.COM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                           DECEMBER 31,         SEPTEMBER 30,
                                                                                               1998                 1999
                                                                                         -----------------    ------------------
                                                                                                                 (UNAUDITED)
                                   ASSETS
    Current assets:
         Cash and cash equivalents                                                             $     129              $30,211
         Accounts receivable, net of allowances of $42 and $393, respectively                      1,723                3,671
         Prepaid expenses and other                                                                  120                  202
                                                                                         -----------------    ------------------
                  Total current assets                                                             1,972               34,084

    Property and equipment, net of accumulated depreciation                                        1,380                2,241
         of $15 and $425, respectively
    Intangible assets, net of accumulated amortization                                            22,332               28,140
         of $632 and $7,004, respectively
    Investment in internet.com Venture Fund I LLC                                                      -                  600
    Other assets                                                                                     192                  377
                                                                                         -----------------    ------------------
                  Total assets                                                                   $25,876             $ 65,442
                                                                                         -----------------    ------------------
                                                                                         -----------------    ------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
         Accounts payable                                                                     $     482             $     755
         Accrued payroll and related expenses                                                       296                 1,259
         Accrued expenses and other                                                                 462                 1,701
         Accrued Web site acquisition payments                                                      775                   816
         Deferred revenues                                                                          122                   650
         Borrowings under line of credit                                                          1,886                     -
                                                                                         -----------------    ------------------
                  Total current liabilities                                                       4,023                 5,181

     Accrued Web site acquisition payments                                                            -                   394
                                                                                         -----------------    ------------------
                  Total liabilities                                                               4,023                 5,575

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.01 par value, 4,000,000 shares authorized,
             no shares issued and outstanding                                                         -                     -
         Common stock, $.01 par value, 75,000,000 shares authorized,
             16,215,891 and 23,325,000  shares issued and  outstanding at
             December 31, 1998 and September 30, 1999, respectively                                 162                   233

         Additional paid-in capital                                                              22,665                78,718
         Accumulated deficit                                                                       (974)              (19,084)
                                                                                         -----------------    ------------------
                  Total stockholders' equity                                                     21,853                59,867
                                                                                         -----------------    ------------------
                  Total liabilities and stockholders' equity                                    $25,876               $65,442
                                                                                         -----------------    ------------------
                                                                                         -----------------    ------------------

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                            -------------------------------     --------------------------------
                                                             (PREDECESSOR                        (PREDECESSOR
                                                               BUSINESS)                           BUSINESS)
                                                            ---------------                     ---------------
                                                                 1998             1999               1998              1999
                                                            ---------------    ------------     ---------------     ------------

Revenues                                                    $      973          $   4,114       $   2,775           $    8,598

Cost of revenues                                                   684              2,035           1,828                4,938
                                                            ---------------    ------------     ---------------     ------------

Gross profit                                                       289              2,079             947                3,660
                                                            ---------------    ------------     ---------------     ------------
Operating expenses:
     Advertising, promotion and selling                            307              2,107           1,081                4,649
     General and administrative                                    402              1,123           1,113                2,742
     Depreciation                                                  117                224             328                  413
     Amortization                                                  252              2,344             712                6,372
     Non-cash compensation charge                                    -                  -               -                7,975
                                                            ---------------    ------------     ---------------     ------------
Total operating expenses                                         1,078              5,798           3,234               22,151
                                                            ---------------    ------------     ---------------     ------------
Operating loss                                                    (789)            (3,719)         (2,287)             (18,491)

Interest income (expense), net                                       -                465               -                  381
                                                            ---------------    ------------     ---------------     ------------

Net loss                                                    $     (789)         $  (3,254)        $(2,287)          $  (18,110)
                                                            ---------------    ------------     ---------------     ------------
                                                            ---------------    ------------     ---------------     ------------

Basic and diluted loss per share                            $    (0.05)         $   (0.14)      $   (0.14)          $    (0.94)
                                                            ---------------    ------------     ---------------     ------------
                                                            ---------------    ------------     ---------------     ------------

Weighted average number of common shares                        16,216             23,325          16,216               19,326
                                                            ---------------    ------------     ---------------     ------------
                                                            ---------------    ------------     ---------------     ------------



                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        COMMON STOCK                 ADDITIONAL                                  TOTAL
                                -------------------------------       PAID-IN            ACCUMULATED         STOCKHOLDERS'
                                   SHARES            AMOUNT            CAPITAL             DEFICIT              EQUITY
                                -------------     -------------    ----------------    -----------------    ----------------
Balance at December 31, 1998      16,215,891              $162             $22,665          $     (974)        $21,853

    Proceeds from private
        placement                    908,475                 9               2,232                    -          2,241

    Issuance of management
        shares                       725,000                 7               7,968                    -          7,975

    Exercise of warrant            2,075,634                21               2,979                    -          3,000

    Proceeds from initial
        public offering            3,400,000                34              42,874                    -         42,908

    Net loss                               -                 -                   -             (18,110)        (18,110)
                                -------------     -------------    ----------------    -----------------    ----------------

Balance at September 30, 1999     23,325,000              $233             $78,718           $ (19,084)        $59,867
                                -------------     -------------    ----------------    -----------------    ----------------
                                -------------     -------------    ----------------    -----------------    ----------------



Note:
-----

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

                            INTERNET.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           ------------------------
                                                                           (PREDECESSOR
                                                                             BUSINESS)
                                                                           ------------------------
                                                                                1998        1999
                                                                           ------------  ----------
Cash flows from operating activities:
    Net loss                                                                  $ (2,287)   $(18,110)
    Adjustments to reconcile net cash used in operations-
          Depreciation and amortization                                          1,040       6,785
          Provision for losses on accounts receivable                               94         351
          Non-cash compensation charge                                            --         7,975
    Changes in assets and liabilities -
          Accounts receivable, net                                                (261)     (2,116)
          Prepaid expenses and other                                                (9)       (270)
          Accounts payable and accrued expenses                                    143       2,197
          Deferred revenues                                                       --           345
                                                                             -----------  ----------
               Net cash used in operating activities                            (1,280)     (2,843)
                                                                             -----------  ----------
Cash flows from investing activities:
    Additions to property and equipment                                           (650)     (1,271)
    Acquisitions of Web sites, related Internet media properties and other      (2,865)    (11,467)
    Investment in internet.com Venture Fund I LLC                                 --          (600)
                                                                             -----------  ----------
               Net cash used in investing activities                            (3,515)    (13,338)
                                                                             -----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                   --        45,149
    Proceeds from exercise of warrant                                             --         3,000
    Contributions from Mecklermedia Corporation                                  4,795        --
    Borrowings under line of credit                                               --         4,670
    Payments for line of credit                                                   --        (6,556)
                                                                             -----------  ----------
               Net cash provided by financing activities                         4,795      46,263
                                                                             -----------  ----------

Net increase in cash and cash equivalents                                         --        30,082

Cash and cash equivalents, beginning of period                                    --           129
                                                                             -----------  ----------

Cash and cash equivalents, end of period                                      $   --        30,211
                                                                             -----------  ----------
                                                                             -----------  ----------
Supplemental disclosures of cash flow:
    Cash paid for interest                                                    $   --      $     92
                                                                             -----------  ----------
                                                                             -----------  ----------

    Cash paid for income taxes                                                $   --      $   --
                                                                             -----------  ----------
                                                                             -----------  ----------



                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)      The Company
         -----------

internet.com owns and operates a leading network of integrated business-to-business Web sites and related Internet media properties focused solely on the Internet industry. As of September 30, 1999, this network of Internet media properties consisted of 70 Web sites, 65 e-mail newsletters, 99 online discussion forums and 71 moderated e-mail discussion lists. The network is organized into nine vertical content channels to serve Internet users, which include Internet industry and Internet technology professionals, Web developers and experienced Internet users.

Since all of internet.com's products and services relate to providing Internet-related information to Internet industry and Internet technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet.

On June 25, 1999, internet.com completed an initial public offering ("IPO") of 3,400,000 shares of common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $42.9 million (net of underwriters' commissions and offering expenses of $4.7 million). On June 30, 1999, internet.com paid the outstanding balance under its line of credit of approximately $5.0 million and terminated the line of credit.

(2)      History
         -------

internet.com LLC was formed as part of the acquisition of Mecklermedia Corporation by Internet World Media, Inc., a wholly-owned subsidiary of Penton Media, Inc. (a publicly-owned corporation). On November 24, 1998, Mecklermedia was acquired by Internet World Media in an all-cash tender offer. Following its purchase of Mecklermedia, Internet World Media caused iWorld Corporation (a wholly-owned subsidiary of Meckermedia) to be merged into internet.com LLC, a newly-formed Delaware limited liability company. Internet World Media then sold 80.1% of its membership interest in internet.com LLC to Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer (including four trusts for the benefit of his children), for a total of $18.0 million in cash and a warrant valued at $284,000. Internet World Media retained a 19.9% interest in internet.com LLC and a warrant to acquire up to an additional 128 membership units in internet.com LLC (representing 2,075,634 shares of internet.com common stock) for up to $3.0 million. For accounting purposes, the warrant has been valued at $284,000 which reflects the present value of the strike price using a risk free rate of return over a three year term, as compared to the cash price per share paid to Penton Media. This warrant was exercised by Penton Media on June 24, 1999.

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

(3)      Basis of Presentation
         ---------------------

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

The consolidated financial statements include the accounts of internet.com and its majority owned investments. All significant intercompany transactions have been eliminated.

Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

internet.com does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

(4)      Computation of Net Loss Per Share
         ---------------------------------

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

Computations of basic and diluted loss per share for the three and nine months ended September 30, 1998 and 1999 are as follows:

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                            -------------------------------     --------------------------------
                                                             (PREDECESSOR                        (PREDECESSOR
                                                              BUSINESS)                           BUSINESS)
                                                            ---------------                     ---------------
                                                                 1998             1999               1998              1999
                                                            ---------------    ------------     ---------------     ------------
BASIC AND DILUTED NET LOSS PER SHARE

Numerator: Net loss                                                $ (789)        $(3,254)            $(2,287)        $(18,110)

Denominator: Weighted average shares outstanding                   16,216          23,325              16,216           19,326
                                                            ---------------    ------------     ---------------     ------------

                                                                   $(0.05)        $ (0.14)            $ (0.14)        $  (0.94)
                                                            ---------------    ------------     ---------------     ------------
                                                            ---------------    ------------     ---------------     ------------

(5)      Acquisitions of Assets
         ----------------------

internet.com made 12 acquisitions of Web sites and related Internet media properties for a total of $10.8 million during the nine months ended September 30, 1999. These acquisitions were accounted for as purchases. Eight of these acquisitions provide for contingent payments to be made after the acquisition date based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties had minimal tangible assets or liabilities. Therefore, the entire purchase price has been recorded as intangible assets and is being amortized over its estimated useful life for these acquisitions. The pro forma results for the nine months ended September 30, 1999, assuming these acquisitions had been made at the beginning of the period, would not be materially different from reported results.

(6)      Non-Cash Compensation Charge
         ----------------------------

In March 1999, internet.com LLC granted 4% of its total membership units at the time (assuming full dilution, including the exercise of the Internet World Media warrant) to certain of its employees. As these membership units vested upon the completion of the IPO, internet.com recorded an $8.0 million compensation charge concurrent with the completion of the IPO on June 25, 1999.

(7)      Office Leases
         -------------

In July 1999, internet.com entered into an agreement to lease office space for its corporate headquarters in Darien, Connecticut at an annual rate of approximately $350,000. This lease will terminate in February 2003. In September 1999, internet.com entered into agreements to lease office space in South San Francisco, California and New York, New York at annual rates of approximately $130,000 and $310,000, respectively.

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

OVERVIEW

We own and operate a leading network of integrated business-to-business vertical content Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry. As of September 30, 1999, our network consisted of nine integrated business-to-business vertical content channels containing 70 Web sites, 65 e-mail newsletters, 99 online discussion forums and 71 moderated e-mail discussion lists focused solely on the Internet industry. During the month of September 1999, we delivered approximately 57 million page views to over 1.8 million unique visitors and 14.3 million copies of our e-mail newsletters to 1.3 million subscribers, and 42.3 million postings were generated by 80,000 subscribers to our moderated e-mail discussion lists.

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

We generate revenues from the following sources:

- advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
-    e-commerce agreements and offerings;
-    paid subscription services;
-    licensing of our editorial content, brands and software;



                                      -10

-    seminars;
-    opt-in e-mail list rentals; and
-    venture fund management fees

We barter an immaterial portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media and other third parties. We do not record any revenues or expenses for such barter because we do not incur any costs to fulfill such barter and because such unsold advertising and promotion exchanged and received would otherwise have no value. Therefore, the recording of any barter would result in an overstatement of revenues and expenses. For the nine months ended September 30, 1999, approximately 82% of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period the advertising is displayed, provided that no significant company obligations remain outstanding and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or times an advertisement is displayed. We use a direct sales force of over 50 employees to sell advertising to companies and advertising agencies.

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

Paid subscription services relate to customer subscriptions to our paid e-mail newsletters, Internet Stock Report's Monthly HotWatch, Internet StockTracker, SearchEngineWatch, and certain sections of Wall Street Research Net, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which has not yet been recognized as revenue.

Our licensing agreements vary in structure, with internet.com generating fixed fees, royalties or both for access to our editorial content, brands or software. We generally license our editorial content, brands and software to offline and online media companies.

As of September 30, 1999, we have made 35 acquisitions of Internet media properties, consisting of 45 Web sites, 35 e-mail newsletters, 72 online discussion forums and 61 moderated e-mail discussion lists since July 1995. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUES. We generate revenues from advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements; paid subscription services; licensing of our editorial content, brands and software; opt-in e-mail list rentals; seminars; and venture fund management. Revenues were $973,000 for the three months ended September 30, 1998 and approximately $4.1 million for the three months ended September 30, 1999, representing an increase of 323%. This increase was primarily due to increased advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a substantial majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements, licensing, paid subscription services, seminars, opt-in e-mail list rentals, online press release distribution services and venture fund management will expand and diversify our future revenue streams.

COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was $684,000 for the three months ended September 30, 1998 and approximately $2.0 million for the three months ended September 30, 1999, representing an increase of 198%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. As a percentage of revenues, cost of revenues was 70% for the three months ended September 30, 1998 and 49% for the three months ended September 30, 1999. We anticipate that our cost of revenues will continue to increase in absolute dollars as we continue to strengthen our existing content offerings and services. However, we anticipate cost of revenues to decrease as a percentage of revenues. We anticipate hiring additional editorial, technology and operations personnel, as well as freelance contributors, as we acquire additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and expand our proprietary content.

ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $307,000 for the three months ended September 30, 1998 and approximately $2.1 million for the three months ended September 30, 1999, representing a 586% increase. This change was primarily due to increased hiring of advertising sales personnel. As a percentage of revenues, advertising, promotion and selling expenses were 32% for the three months ended September 30, 1998 and 51% for the three months ended September 30, 1999. We anticipate that our advertising, promotion and selling expenses will continue to increase in absolute dollars, primarily due to our planned hiring of additional sales personnel in an effort to increase our advertising sales as well as increased expenses for the promotion of our content offerings and services to our community of Internet users, advertisers and vendors.

GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and bad debt expense. General and administrative expenses were $402,000 for the three months ended September 30, 1998 and approximately $1.1 million for the three months ended September 30, 1999, representing a 179% increase. This change was primarily due to the hiring of additional personnel and increased professional fees. As a percentage of revenues, general and administrative expenses were 41% for the three months ended September 30, 1998 and 27% for the three months ended September 30, 1999. We expect that our general and administrative expenses will continue to increase in absolute dollars, but these expenses are expected to decrease as a percentage of revenues. We anticipate hiring additional personnel and incurring additional costs related to being a public company, including directors' and officers' liability insurance, investor relations programs and professional services fees.

Depreciation and amortization. Depreciation of property and equipment was $117,000 for the three months ended September 30, 1998 and $224,000 for the three months ended September 30, 1999, representing a 91% increase. As a percentage of revenues, depreciation of property and equipment was 12% for the three months ended September 30, 1998 and 5% for the three months ended September 30, 1999. Amortization of intangibles was $252,000 for the three months ended September 30, 1998 and approximately $2.3 million for the three months ended September 30, 1999, representing an 830% increase. This increase was primarily due to the amortization of the goodwill associated with the formation of internet.com LLC and acquisitions of Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 26% for the three months ended September 30, 1998 and 57% for the three months ended September 30, 1999. We anticipate that depreciation and amortization will continue to increase as we acquire additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and other online businesses. We also anticipate increasing our capital expenditures to support the current and expected growth of our business.

INTEREST INCOME (EXPENSE), NET. Interest income was $465,000 for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUES. Revenues were approximately $2.8 million for the nine months ended September 30, 1998 and approximately $8.6 million for the nine months ended September 30, 1999, representing an increase of 210%. This increase was primarily due to increased advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.

COST OF REVENUES. Cost of revenues was approximately $1.8 million for the nine months ended September 30, 1998 and approximately $4.9 million for the nine months ended September 30, 1999, representing an increase of 170%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. As a percentage of revenues, cost of revenues was 66% for the nine months ended September 30, 1998 and 57% for the nine months ended September 30, 1999.

ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses were approximately $1.1 million for the nine months ended September 30, 1998 and approximately $4.6 million for the nine months ended September 30, 1999, representing a 330% increase. This change was primarily due to increased hiring of advertising sales personnel. As a percentage of revenues, advertising, promotion and selling expenses were 39% for the nine months ended September 30, 1998 and 54% for the nine months ended September 30, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were approximately $1.1 million for the nine months ended September 30, 1998 and approximately $2.7 million for the nine months ended September 30, 1999, representing a 146% increase. This change was primarily due to the hiring of additional personnel and increased professional fees. As a percentage of revenues, general and administrative expenses were 40% for the nine months ended September 30, 1998 and 32% for the nine months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $328,000 for the nine months ended September 30, 1998 and $413,000 for the nine months ended September 30, 1999, representing a 26% increase. As a percentage of revenues, depreciation of property and equipment was 12% for the nine months ended September 30, 1998 and 5% for the nine months ended September 30, 1999. Amortization of intangibles was $712,000 for the nine months ended September 30,


                                      -13

1998 and approximately $6.4 million for the nine months ended September 30, 1999, representing a 795% increase. This increase was primarily due to the amortization of the goodwill associated with the formation of internet.com LLC and acquisitions of Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 26% for the nine months ended September 30, 1998 and 74% for the nine months ended September 30, 1999.

INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, was $381,000 for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have funded operations primarily with cash from proceeds from our IPO, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our IPO of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $42.9 million (net of underwriters' commissions and offering expenses of $4.7 million). On June 30, 1999, internet.com paid the outstanding balance under its line of credit of approximately $5.0 million and terminated the line of credit.

As of September 30, 1999, internet.com had total current assets of $34.1 million and total current liabilities of $5.2 million, or working capital of $28.9 million.

Net cash used in operating activities was approximately $1.3 million for the nine months ended September 30, 1998 and $2.8 million for the nine months ended September 30, 1999. Net cash used in operating activities was primarily a result of our net losses adjusted for a non-cash compensation charge, depreciation and amortization, and increases in accounts receivable, offset by an increase in accounts payable, accrued expenses and deferred revenues.

Net cash used in investing activities was approximately $3.5 million for the nine months ended September 30, 1998 and $13.3 million for the nine months ended September 30, 1999. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

Net cash provided by financing activities was approximately $4.8 million for the nine months ended September 30, 1998 and $46.3 million for the nine months ended September 30, 1999. Net cash provided by financing activities was a result of our initial public offering, borrowings under our line of credit, the exercise of a warrant by Penton Media, a private placement of equity securities and contributions from Mecklermedia.

Capital expenditures were $650,000 for the nine months ended September 30, 1998 and approximately $1.3 million for the nine months ended September 30, 1999. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

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

As of September 30, 1999 we have performed the following:

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

At this point in our assessment, we are not currently aware of any Year 2000 problems relating to these systems which would have a material effect on our business, financial condition or results of operations. We plan to complete our Year 2000 assessment during the fall of 1999 and expect to make all remediations by November 1999. We believe that the work required to achieve Year 2000 compliance is approximately 90% complete.

Cost. As of September 30, 1999, we had incurred costs of approximately $65,000 and we expect to incur an additional $5,000 in connection with identifying, evaluating and addressing Year 2000 compliance issues. Most of our expenses have been related to, and are expected to continue to relate to, the operating costs associated


                                      -15
with time spent by employees in the evaluation process and Year 2000 compliance matters. If such expenses are higher than anticipated, our business, financial condition and operating results would suffer.

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

                           The amount of expenses incurred for internet.com's account in connection with the offering are as follows:

                                 Underwriting discounts and commissions                  $3,332,000
                                 Finders' fees                                                    -
                                 Expenses paid to or for the Underwriters                         -
                                 Other expenses                                           1,360,000
                                                                                   -----------------

                                 Total expenses                                          $4,692,000
                                                                                   -----------------
                                                                                   -----------------


                           All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) affiliates of internet.com.

                           The net  proceeds  of the  offering  to  internet.com
                           (after deducting the foregoing expenses) was $42,908,000. Since the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

                            Construction of plant, building and facilities                               $          -
                            Purchase and installation of machinery and equipment                              435,000
                            Purchase of real estate                                                                 -
                            Acquisition of other businesses (including transaction costs)                   8,234,000
                            Repayment of indebtedness                                                       5,001,000
                            Working capital                                                                 2,151,000
                            Temporary investments, including cash and cash equivalents                     26,487,000
                            Investment in Venture Fund I LLC                                                  600,000
                                                                                                     -----------------
                                                                                                     -----------------
                                                                                                         $ 42,908,000
                                                                                                     -----------------
                                                                                                     -----------------

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

                              Exhibit
                              Number     Description
                             ----------- ---------------------------------------
                             11          Statement Regarding Computation of Per
                                         Share Earnings (Loss) (included in
                                         notes to financial statements)
                             27          Financial Data Schedule


                (b)  Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 1, 1999                internet.com Corporation






                                        /s/Christopher S. Cardell
                                ----------------------------------------
                                        Christopher S. Cardell
                                        Director, President and
                                        Chief Operating Officer






                                        /s/Christopher J. Baudouin
                                ----------------------------------------
                                        Christopher J. Baudouin
                                        Chief Financial Officer