Form 10-K405
period 1999-12-31
INTERNET COM CORP
filed 2000-03-10
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number: 333-76331

                            INTERNET.COM CORPORATION

             (Exact name of Registrant as specified in its charter)

           DELAWARE                                       06-1542480
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

      23 OLD KINGS HIGHWAY SOUTH
          DARIEN, CONNECTICUT                               06820
(Address of principal executive offices)                  (Zip Code)

                                 (203) 662-2800
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT: COMMON STOCK $.01 PAR
VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 23, 2000, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $1,088,001,120.

     The number of shares of the outstanding registrant's Common Stock as of February 23, 2000, was 25,011,520.

     Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2000 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

                            INTERNET.COM CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                                            PAGE
Part I
Item 1.          Business...............................................................................      3
Item 2.          Properties.............................................................................     21
Item 3.          Legal Proceedings......................................................................     22
Item 4.          Submission of Matters to a Vote of Security Holders....................................     22

Part II
Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters..................     23
Item 6.          Selected Financial Data................................................................     25
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations..     26
7A.              Quantitative and Qualitative Disclosures About Market Risk.............................     33
Item 8.          Financial Statements...................................................................     34
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...     64

Part III
Item 10.         Directors and Executive Officers of the Registrant.....................................     65
Item 11.         Executive Compensation.................................................................     65
Item 12.         Security Ownership of Certain Beneficial Owners and Management.........................     65
Item 13.         Certain Relationships and Related Transactions.........................................     65

Part IV
Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K........................     66
                 Signatures.............................................................................     68


     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K regarding internet.com Corporation's business which are not historical facts are forward-looking statements that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see internet.com's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and internet.com assumes no obligation to update the forward-looking statements after the date hereof.

PART I

ITEM 1. BUSINESS

INTRODUCTION

      internet.com owns and operates a network of 100 Web sites and related Internet media properties, as of February 23, 2000, focused solely on the Internet industry. In addition to our 100 Web sites, our network includes 150 e-mail newsletters, which are periodical publications delivered by electronic mail; 117 online discussion forums, which are electronic message centers where members of specific interest groups review messages left by others and leave their own messages; and 78 moderated e-mail discussion lists, which are similar to online discussion forums, except that members' messages are transmitted and received by e-mail broadcast. Our network is organized into 12 subject areas, or vertical content channels. These vertical content channels serve our Internet users, which include Internet industry and Internet technology professionals, Web developers and experienced Internet users. We provide our audience, or community of Internet users, with the following resources:

o real-time Internet industry news        o archives of definitive industry
                                            publications

o tutorials, training and skills          o discussion forums
  development

o Internet market research                o software downloads

o buyer's guides and products reviews     o expert advice

      We also provide advertisers and vendors with a means through which they can reach our community of Internet industry and Internet technology professionals, many of whom either make or influence Internet technology purchasing decisions. We have had over 1,100 advertisers on our network. For the year ended December 31, 1999, our 10 largest advertisers based on revenues during the year were:

Compaq Computer Corporation                             Lucent Technologies Inc.
EarthLink Network, Inc.                                 Microsoft Corporation
GoTo.com, Inc.                                          Moai Technologies, Inc.
Hewlett-Packard Company                                 Net2Phone, Inc.
International Business Machines Corporation             Sun Microsystems, Inc.

      We have rapidly built a network of Internet media properties through internal development and acquisitions. We have experience identifying, evaluating, acquiring and integrating Internet media properties, which are complementary to our content offerings and services. From July 1995 through February 23, 2000, we have made 50 acquisitions of Internet media properties, consisting of 64 Web sites, 45 e-mail newsletters, 77 online discussion forums and 63 moderated e-mail discussion lists. Our size and recent growth are illustrated by the following statistics for the months of January 1999 and 2000:


                                                                                JANUARY          JANUARY
                                                                                 1999              2000

        Web site page views                                                      28,600,000      112,000,000
        Unique Web site visitors                                                  1,700,000        2,200,000
        E-mail newsletters distributed                                            2,300,000       21,000,000
        E-mail newsletter subscribers                                               300,000        2,300,000
        E-mail discussion list postings                                           6,100,000       38,100,000
        E-mail discussion list subscribers                                           18,000           86,000


      Our objective is to maintain and strengthen our position as a provider of business information focused solely on the Internet industry. We intend to achieve this objective by continuing to execute the following strategies:

        o        increase our proprietary content offerings and services;

        o        grow through targeted acquisitions;

        o        enhance worldwide brand recognition;

        o        expand revenue opportunities; and

        o        increase our international presence.

      Prior to the acquisition of Mecklermedia Corporation by Penton Media, Inc. in November 1998, we operated since December 1994 as one of three divisions, which comprised Mecklermedia. We have a limited operating history. Our predecessor Web sites, MECKLERWEB.COM and IWORLD.COM, were also dedicated to covering the Internet industry. In connection with this acquisition, Penton Media determined that Mecklermedia's Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of February 23, 2000, Mr. Meckler beneficially owned approximately 51.7% of our outstanding common stock.

      internet.com Corporation was incorporated on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999. Our principal executive offices are located at 23 Old Kings Highway South, Darien, Connecticut 06820 and our telephone number is (203) 662-2800.

INDUSTRY BACKGROUND

      The Internet has emerged as a global distribution network for real-time news and information, an environment for online communities and a market place in which commerce is conducted. IDC estimates that the number of Internet users will grow from 159 million in 1998 to 509 million in 2003 and estimates that the number of Uniform Resource Locators, or URLs, will grow from approximately 925 million in 1998 to 13.1 billion in 2003. To best exploit the rapid growth of the Internet, businesses must stay abreast of Internet-related technologies and products as well as develop and maintain the skills necessary to utilize these technologies and products. A broader set of executive management and business professionals are increasingly participating in Internet technology implementation decisions with information technology professionals. As a result, Internet-related topics need to be addressed from a variety of business as well as technology perspectives to effectively communicate the value of deploying and integrating Internet technologies.

      The increasing use of the Internet is dramatically affecting the operating methods of profit and not-for-profit businesses and other organizations. These businesses and organizations are dedicating an increasing amount of personnel and financial resources to integrating and effectively using the Internet to expand and enhance their operations. As a result, these businesses and organizations have a rapidly growing need for personnel with specialized skills and knowledge in Internet technologies that can effectively build and manage their Internet infrastructures.

THE INTERNET.COM SOLUTION

      We provide our community of Internet users with a wide variety of content offerings and services to aid them in their daily work and purchasing decisions. Our solution addresses the needs of three constituencies Internet users, advertisers and vendors.

BENEFITS FOR OUR COMMUNITY OF INTERNET USERS

      CONTENT. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides Internet news and information, which is updated on a daily basis. This Internet news and information helps our community of Internet users to enhance their job performance by providing them with up-to-date information and resources about the Internet industry. Our network consists of proprietary content as well as services for the Internet industry, including:

        o        news;

        o        analysis;

        o        tutorials, training and skills development;

        o        market information about emerging products and technologies;

        o        buyers' guides and product reviews;

        o        Internet market research; and

        o        expert advice.

      Unlike traditional media, our network provides our community of Internet users with real-time Internet news and information. These users can easily search our network by using a host of search and navigation tools.

      COMMUNITY. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides our community of Internet users the ability to discuss and solve technical problems and share information. We provide means by which users can contribute materials and communicate with each other. Users submit and share software code and development tools that are then published and archived on our network. We believe that creating a sense of community through these services fosters loyalty and affinity among our community of Internet users and increases the amount of time they spend using our services. These services include:

o ONLINE DISCUSSION FORUMS. We offer 117 online discussion forums, categorized by vertical content areas for the Internet industry, that enable users to share information and resources in order to help each other solve technical problems. We archive these online discussion forums, creating an online knowledge repository for future reference.

o MODERATED E-MAIL DISCUSSION LISTS. We offer 78 moderated e-mail discussion lists and have over 86,000 subscribers to these lists, which are categorized by subject, or vertical content areas for the Internet industry. These forums, which enable subscribers to conveniently share information and resources and solve technical problems, are moderated by skilled internet.com personnel.

o QUESTION AND ANSWER SERVICES. We offer question and answer services that enable users to submit technical questions related to the Internet industry and our content offerings and services. Answers from skilled internet.com personnel are published online in searchable formats.

o TECHNICAL JOB LISTINGS. Through SILICONALLEYJOBS.COM, WDVLJOBS.COM, SWYNKJOBS.COM, BHSJOBS.COM and through an agreement with CareerBuilder, Inc. for JOBS.INTERNET.COM, we provide our community of Internet users with access to Internet industry and Internet technology job openings. These Web sites can be searched by job type, salary range and geographic location.

     COMMERCE. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides our community of Internet users the ability to evaluate, compare and purchase Internet-related products and services provided by e-commerce vendors. We receive either fixed fees for advertising, bounties for new customers or revenue sharing of 10% to 50% of the sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. Through LINUXCENTRAL.COM we sell hardware, software and other products geared for the Linux and Open Source community. Through SILICONALLEYJOBS.COM, WDVLJOBS.COM, SWYNKJOBS.COM and BHSJOBS.COM, we offer paid job listings that can be searched by job type, salary range and geographic location. These commerce offerings provide our users with access to the following goods and services, among others:

        o        software and hardware;

        o        technical books and training materials;

        o        Internet research reports;

        o        employment classifieds;

        o        opt-in e-mail list brokerage;

        o        online press release distribution;

        o        online banking and credit card registration services;

        o        online travel services; and

        o        online scheduling.

BENEFITS FOR ADVERTISERS AND VENDORS

     We provide advertisers and vendors with targeted channels to reach our highly focused community of Internet users, 85% of whom either make or influence purchasing decisions, according to a survey we commissioned from FollowUp.net, LLC. We believe that our Internet users represent a large and targeted online community of Internet industry and Internet technology professionals, Web developers and experienced Internet users. We believe our advertisers and vendors can enhance the effectiveness of their advertising by customizing advertisements and placing them on targeted channels and pages on our network. We also provide vendors with a much needed distribution channel and the ability to focus their marketing efforts cost effectively.

      Our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists attract a focused community of business and professional Internet users, as compared to more broadly focused Web sites. According to a survey we commissioned from FollowUp.net, LLC, which was conducted from August 1999 through February 2000, some key demographics of our community of Internet users include:

        o 85% are involved in purchasing Internet products and services for their companies and organizations, including hardware, software, networking and Internet access;

        o   72% purchased products online within the past six months;

        o 58% have Internet technology or information technology job titles; another 33% are in corporate management;

        o   the average household income of the group exceeds $69,000 annually;

        o   60% are in the desirable 25-44 age group; and

        o   60% have at least one college degree.

OUR BUSINESS STRATEGY

     Our objective is to maintain and strengthen our position as a provider of business information focused solely on the Internet industry. We intend to achieve this objective by continuing to execute the following key strategies:

     INCREASE OUR PROPRIETARY CONTENT OFFERINGS AND SERVICES. We will strengthen our existing content offerings and services by continuing to improve our proprietary content available for our community of Internet users. Our editorial team, comprised of 74 employees and over 100 freelance contributors as of January 31, 2000, creates proprietary content for our network on a daily basis. We will continue to identify emerging topics of interest and then create and aggregate content for those topics through internal development and acquisitions of additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.

     GROW THROUGH TARGETED ACQUISITIONS. From July 1995 through February 23, 2000, we have made 50 acquisitions, which included 64 Web sites, 45 e-mail newsletters, 77 online discussion forums and 63 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. We may also acquire Internet media properties to obtain valuable brands, expertise or access to new users, advertisers and vendors. We believe that by acquiring Internet media properties, we can integrate them into our network and improve their traffic and revenue results. In addition, we believe that acquiring Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists generally has increased the overall traffic on our existing network. We intend to use our experience gained from our numerous acquisitions in order to identify, evaluate, acquire and integrate Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists which are complementary to our network.

     ENHANCE WORLDWIDE BRAND RECOGNITION. We will continue to expand the combination of online and offline advertising and promotional campaigns to enhance the brand recognition of internet.com. We intend to continue to promote the internet.com brand as a leading source of online content focused solely on the Internet industry. In addition, we will continue to promote our branded Internet services, such as Web Developer and The Electronic Commerce Guide, under the internet.com network through online and offline advertising and other promotional activities. We also provide access to limited versions of our editorial content to others at no charge to promote our brands and generate traffic. Our marketing and branding campaigns are designed to increase overall brand awareness. This increased brand awareness will help drive additional traffic to our network and create additional advertising impressions, which in turn will create additional advertising and e-commerce revenue opportunities. As a result, this growth in user traffic should make our network more valuable to advertisers and vendors. Our marketing and branding campaigns will reinforce to users, advertisers and vendors that the internet.com brand represents technical competence, comprehensiveness, timeliness and objectivity.

     EXPAND REVENUE OPPORTUNITIES. For the year ended December 31, 1999, 79% of our revenues were derived from banner advertising. A significant majority of our advertising revenues for the year ended December 31, 1999 were derived from technology companies. We believe that the increase in the number of advertising impressions available for sale resulting from the growth of subscribers to our e-mail newsletters and moderated e-mail discussion lists will increase advertising revenues in the future.

We are continuing to develop additional revenue sources, including e-commerce agreements and offerings; seminars; paid subscription services; permission based opt-in e-mail list rentals; content, brand and software licensing; online press release distribution services; and venture fund management fees. See "Revenue Opportunities."

     INCREASE OUR INTERNATIONAL PRESENCE. The Internet is also rapidly growing internationally and we intend to utilize our experience to continue to develop and acquire Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists with an international focus in order to expand our global presence. We have launched internet.com country and regional Web sites for Asia, Australia, Canada, France, Germany, Israel, Japan, South Africa and the United Kingdom. These regional editions are produced by our employees and freelance contributors in the geographic areas they serve and provide daily Internet news from the country or region in either English or the primary language. We also have licensed the internet.com brand and content for non-English language editions in certain other Middle Eastern countries and China. We have signed an agreement with VNU International, a division of Netherlands-based publishing and information company VNU, to jointly operate local internet.com branded Web sites in the United Kingdom, Scandinavia, Spain, France, Belgium, Germany, The Netherlands and Italy. We are aggressively seeking opportunities in other countries and regions to produce additional non-English language editions. We intend to continue to develop and acquire English and non-English language Internet media properties to increase our global presence.

REVENUE OPPORTUNITIES

      ADVERTISING. For the year ended December 31, 1999, 79% of our revenues were derived from advertising, of which 82% of these advertising revenues were generated from advertising on our Web sites and online discussion forums. With the growth in subscribers to our e-mail newsletters and moderated e-mail discussion lists, these media properties are also expected to contribute to increased advertising revenues in the future.

      E-COMMERCE AGREEMENTS AND OFFERINGS. We have entered into a number of e-commerce agreements, which generally include either a fixed fee for advertising, a bounty for new customer accounts or revenue sharing of 10% to 50% of the sales made by the e-commerce vendor as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. Through ALLNETRESEARCH.COM, we sell paid research reports offered by over 45 third party publishers. E-commerce agreements typically are a minimum of six months in duration. As of December 31, 1999, our 10 largest e-commerce vendors were:

CareerBuilder, Inc.                                Netzip, Inc.
Digital River, Inc.                                ON24, Inc.
Domain Bank, Inc.                                  Qwest Communications, Inc.
FatBrain.com, Inc.                                 Screaming Media.com, Inc.
MapQuest.com, Inc.                                 Work Exchange.com, Inc.

      We also provide our user community with various e-commerce offerings. Through LINUXCENTRAL.COM, we sell hardware, software and other products geared for the Linux and Open Source community. Through SILICONALLEYJOBS.COM, WDVLJOBS.COM, SWYNKJOBS.COM and BHSJOBS.COM, we offer paid job listings that can be searched by job type, salary range and geographic location. We plan on offering additional category-specific paid job sites in the future.

      During the year ended December 31, 1999, 7% of our revenues were derived from e-commerce agreements and offerings. As of December 31, 1999, four of our e-commerce agreements provided for fixed fees, one of our e-commerce agreements provided for customer bounties, 45 of our e-commerce agreements provided for revenue sharing, and 19 of our e-commerce agreements provided for a combination of advertising, bounties and revenue sharing.

      SEMINARS. We offer offline seminars focused on several Internet-specific topics, which are of interest to our community of Internet users. We are able to efficiently promote these seminars through our network. We generate revenues from attendee registrations, as well as from advertiser and vendor sponsorships. For the year ended December 31, 1999, 5% of our revenues were derived from seminars.

      PAID SUBSCRIPTION SERVICES. We offer paid subscription e-mail services for certain of our content areas that attract audiences with specialized interests. For the year ended December 31, 1999, 4% of our revenues were derived from paid subscription services.

      PERMISSION BASED OPT-IN E-MAIL LIST RENTALS. Through a third-party agent, we currently offer for rental our permission based opt-in e-mail list names relating to over 80 Internet-specific topics. Members of our community of Internet users volunteer, or "opt in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. For the year ended December 31, 1999, 3% of our revenues were derived from permission based opt-in e-mail list rentals.

      LICENSING AGREEMENTS. We license our editorial content and brands to third parties for fixed fees and royalties based on the licensee's revenues generated by the licensed content. We also provide access to limited versions of our editorial content to others at no charge, to promote our brands and generate traffic. We have paid licensing arrangements with America Online, Inc., Ziff-Davis Inc., MBNA America Bank, N.A., T4S Group, Random House Inc. and Reprint Services, a division of Print Craft, Inc. We also license our editorial content and brands in exchange for promotional consideration to other Web sites, including YAHOO!, Inc., CNET, Inc., Reuters NewMedia Inc., Web TV Networks, Inc. and PC Financial Network, Inc.

      We license selected portions of our editorial content to print publishers. We have entered into an agreement with the Los Angeles Times Syndicate International to license our editorial content to print periodicals. We also license one-time rights to reprint individual articles, online or in print, to third parties through licensing of reprints and copyright permission requests. We licensed our ISDEX, The Internet Stock Index, to the Kansas City Board of Trade for futures and futures options contracts which trade on this exchange. We also licensed our ISDEX to Investec Guinness Flight Global Asset Management Limited for use in connection with a mutual fund. In addition, we offer our proprietary software for license to third parties that offer services that are similar to, but do not compete with, internet.com. For example, our NewsLinx software provides a highly efficient and cost-effective means by which Internet content publishers can abstract and aggregate news and information for any vertical subject area. For the year ended December 31, 1999, 1% of our revenues were derived from licensing agreements.

      ONLINE PRESS RELEASE DISTRIBUTION SERVICES. Through
INTERNETNEWSBUREAU.COM, which we acquired on October 13, 1999, we provide paid e-mail based press release distribution services. These press releases are e-mailed to over 4,000 registered journalists. To date, we have generated minimal revenues from these services.

      VENTURE FUND MANAGEMENT FEES. We are the portfolio manager of internet.com Venture Fund I LLC, a $5.0 million venture fund formed in April 1999, and internet.com Venture Fund II LLC, a $15.0 million venture fund formed in November 1999, both of which invest in early-stage content-based Internet properties that are not competitive with internet.com. We earn management fees for the day-to-day operation and general management of the funds. We are also entitled to 20% of the realized gains on investments made by these funds. We invested $700,000 in the initial fund, which is now fully invested, and committed $1.5 million in the second fund, of which $1.1 million has been invested as of December 31, 1999. The remaining $4.3 million in the initial fund and $13.5 million in the second fund were invested by third party investors. To date, we have generated minimal revenues from the management of these funds.

CONTENT OFFERINGS AND SERVICES

      We offer a broad range of content offerings and services to serve the needs of our community of Internet users for content, community and commerce, as well as the needs of advertisers and vendors in targeting our community of Internet users. Our network is organized into the following 12 vertical content categories, or channels:

o INTERNETNEWS CHANNEL - Provides real-time coverage of Internet industry news events from around the world. Our staff of over 25 analysts and journalists file approximately 30 original items daily in the following vertical Internet news categories: business, finance, Internet service provider, or ISP, Web developer, E-commerce, Internet advertising and Internet stocks. We enhance our original coverage of Internet industry news events through agreements with Reuters NewMedia Inc. and USA TODAY to carry selected Internet news items.

o INTERNET TECHNOLOGY CHANNEL - Provides access to Internet news, analyses, tutorials, reviews and resource guides to help our users integrate evolving Internet technologies. Internet media properties in the Internet Technology Channel cover many topics, including corporate intranet implementation, Web servers and Internet technology products.

o WEB DEVELOPER CHANNEL - Provides our users who are responsible for building and maintaining Web sites with communication services and the latest information and trends for Web site development. We provide tutorials, applets and script downloads and online resource directories to Web developers. In addition, we provide community-building resources through online discussion forums, frequently asked questions and moderated e-mail discussion lists.

o ECOMMERCE/MARKETING CHANNEL - Provides Internet marketers and e-commerce professionals with information resources, market research and sales and marketing techniques. This channel includes tutorials for gaining better placement in search engines, summaries of the latest Internet market research and information about Internet advertising and promotion.

o INTERNET RESOURCES CHANNEL - Provides access to Internet job listings, an online dictionary of Internet and technology terms, subscription services to our e-mail newsletters, information about Internet industry events including Internet World and ISPCON trade shows and other Internet resources.

o ISP RESOURCES CHANNEL - Provides information for professionals in the ISP and Competitive Local Exchange Carrier (CLEC) industries, including the online edition of BOARDWATCH magazine, ISP-Planet, CLEC-Planet and ISP-Lists, a collection of 47 e-mail discussion lists used by more than 59,000 professionals in the ISP industry to communicate with their colleagues.

o INTERNET STOCKS/VC CHANNEL - Provides stock and financial news, information and analysis about Internet companies. This channel includes the Internet Stock Report, which includes daily analysis of Internet stocks; ISDEX, The Internet Stock Index, a proprietary index of 50 publicly traded Internet stocks; InternetStockList, a directory of publicly traded Internet companies; IPO Watch, a directory of Internet companies which have filed to go public; and IPODEX, a directory of Internet companies which have recently gone public.

o INTERNATIONAL CHANNEL - Provides Internet news and information for specific countries or regions, including Asia, Australia, Canada, China, France, Germany, Israel, Japan, certain other Middle Eastern countries, South Africa and the United Kingdom.

o DOWNLOAD CHANNEL - Helps experienced Internet users evaluate and retrieve freeware and shareware software in a variety of categories, including business, developer, utilities, multimedia and games.

o LINUX/OPEN SOURCE CHANNEL - Provides news, tutorials, information resources and e-commerce services for technology professionals implementing and maintaining Linux and/or open source technologies.

o INTERNET LISTS CHANNEL - A collection of Web-based directories that allow users to find and evaluate ISPs, Web design firms, trade shows, online casinos and online radio stations.

o WINDOWS INTERNET TECHNOLOGY CHANNEL - Provides news, tutorials, and information resources for technology professionals implementing and maintaining Internet and intranet applications using Microsoft Corporation technologies, including Active Server Pages and Back Office.

INTERNET.COM WEB SITES AND RELATED INTERNET MEDIA PROPERTIES

     In addition to our 100 Web sites, the Internet media properties presented on these channels include 150 e-mail newsletters, 117 online discussion forums and 78 moderated e-mail discussion lists. Our network of Internet media properties consists of the following:


                                                                                                                 ACQUIRED,
                                                                                 E-MAIL     ONLINE     E-MAIL   INTERNALLY
         INTERNET                                                         WEB    NEWS-    DISCUSSION DISCUSSION  DEVELOPED
      MEDIA PROPERTY                          DESCRIPTION                 SITE   LETTER     FORUMS     LISTS    OR LICENSED
INTERNETNEWS CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
internetnews                    Real-time, global coverage of Internet     o        o                          Internally
WWW.INTERNETNEWS.COM            industry news and analysis reported by                                          developed
                                our staff covering business, finance,
                                ISP, Web development, e-commerce,
                                advertising, stocks and international
                                news
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
NewsLinx                        Provides continuous updates of             o        o                           Acquired
WWW.NEWSLINX.COM                Internet news headlines with links to                                             11/98
                                the related articles from leading news
                                Web sites
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
atnewyork                       Provides news and analysis for the New     o        o         o                 Acquired
WWW.ATNEWYORK.COM               York City Internet industry                                                       4/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Boston.internet.com             Provides news and analysis for the         o                                   Internally
WWW.BOSTON.INTERNET.COM         Boston Internet industry                                                        developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
DC.internet.com                 Provides news and analysis for the         o                                   Internally
WWW.DC.INTERNET.COM             Washington, DC Internet industry                                                developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
internetnews radio              Daily audio Internet news broadcast        o                                   Internally
WWW.INTERNETNEWSRADIO.COM                                                                                       developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
INTERNET TECHNOLOGY CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ServerWatch                     Reviews of Web server hardware and         o        o                           Acquired
WWW.SERVERWATCH.COM             software                                                                          7/96
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetProductWatch            Searchable directory of commercial         o        o                           Acquired
WWW.INTERNETPRODUCTWATCH.COM    Internet product listings                                                         1/96
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
AllNet Devices                  News and reviews of devices that           o        o                          Internally
WWW.ALLNETDEVICES.COM           perform specialized Internet and                                                developed
                                intranet tasks
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
BotSpot                         Directory of information and resources     o        o                           Acquired
WWW.BOTSPOT.COM                 about automated Internet data retrieval                                           1/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
WebServer Compare               Directory of Web servers listing           o                                    Acquired
WWW.WEBSERVERCOMPARE.COM        technical specifications                                                          7/96
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Intranet Design Magazine        Tutorials and product reviews for          o        o         o                 Acquired
WWW.INTRANETDESIGNMAGAZINE.CO   intranet managers                                                                 9/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
SQLCourse                       Online tutorial teaching the basics of     o                                    Acquired
WWW.SQLCOURSE.COM               Structured Query Language, a method of                                            9/99
                                retrieving information from databases
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
SQLWire                         News site for SQL professionals,           o        o                           Acquired
WWW.SQLWIRE.COM                 featuring links to news stories about                                             10/99
                                Structured Query Language and related
                                topics
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
SolarisGuide                    Information resource for Sun Solaris       o                                    Acquired
WWW.SOLARISGUIDE.COM            administrators and software developers                                            10/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
CEWire                          News site featuring links to press         o        o                           Acquired
WWW.CEWIRE.COM                  reports about Microsoft's Windows CE                                              10/99
                                operating system
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Internet Technology Forums      Discussion forums about Internet                              o                Internally
FORUMS.INTERNET.COM             technology topics                                                               developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Internet World                  Archives of Internet World magazine        o        o                           Licensed
WWW.IW.COM
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Hardware Central                Comprehensive hardware information         o        o         o                 Acquired
WWW.HARDWARECENTRAL.COM         including advice on optimization and                                              5/99
                                troubleshooting
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
BrowserWatch                    News and information for technical         o                  o                 Acquired
WWW.BROWSERWATCH.COM            professionals about Web browsers                                                  5/96
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
SharkyExtreme                   Resource for the latest hardware and       o                                    Acquired
WWW.SHARKYEXTREME.COM           software technology on the Web                                                    12/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ThinPlanet.com                  News and information resource for          o        o         o                 Acquired
WWW.THINPLANET.COM              professionals involved with "thin                                                 2/00
                                client" computing
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------




                                                                                                                 ACQUIRED,
                                                                                 E-MAIL     ONLINE     E-MAIL   INTERNALLY
         INTERNET                                                         WEB    NEWS-    DISCUSSION DISCUSSION  DEVELOPED
      MEDIA PROPERTY                          DESCRIPTION                 SITE   LETTER     FORUMS     LISTS    OR LICENSED
WEB DEVELOPER CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
WebDeveloper                    News, reviews and tutorials for Web        o        o         o                Internally
WWW.WEBDEVELOPER.COM            developers                                                                      developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
WebReference                    Tutorials, technical information and       o        o         o                 Acquired
WWW.WEBREFERENCE.COM            reviews for Web developers                                                        11/97
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Web Developer's Virtual         Tutorials and technical information        o        o         o         o       Acquired
Library                         for Web developers                                                                3/98
WWW.WDVL.COM
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
StreamingMediaWorld             Tutorials and information resources        o                  o                Internally
WWW.STREAMINGMEDIAWORLD.COM     for streaming media developers                                                  developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
JustSMIL                        Tutorials, information resources and       o                  o                 Acquired
WWW.JUSTSMIL.COM                forums for streaming media developers                                             11/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
JavaBoutique                    Collection of over 360 Java applets        o        o         o                 Acquired
WWW.JAVABOUTIQUE.COM            available for download                                                            5/97
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
The JavascriptSource            Collection of over 300 Javascripts         o        o         o                 Acquired
WWW.JAVASCRIPTSOURCE.COM        available for download                                                            7/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Javascript.com                  Portal site that facilitates access to     o                                   Internally
WWW.JAVASCRIPT.COM              internet.com Javascript services                                                developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ScriptSearch                    Links to more than 5,000 C++, PERL,        o                  o                 Acquired
WWW.SCRIPTSEARCH.COM            VBScript and other programs online                                                9/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
FlashPlanet                     Information resource for flash             o                                    Acquired
WWW.FLASHPLANET.COM             multimedia technology                                                             1/00
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
FlashKit                        Information resource for flash             o                                    Acquired
WWW.FLASHKIT.COM                multimedia technology                                                             1/00
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ExtremeFlash.com                Information resource for flash             o                                    Acquired
WWW.EXTREMEFLASH.COM            multimedia technology                                                             2/00
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Web Developer's Journal         Tutorials and information resources        o        o         o         o       Acquired
WWW.WEBDEVELOPERSJOURNAL.COM    for Web site development, site design,                                            7/99
                                HTML, Web graphics and audio
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Web Developer Forums            Discussion forums about Web                                   o                Internally
FORUMS.INTERNET.COM             development topics                                                              developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ECOMMERCE/INTERNET MARKETING CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
The Electronic Commerce         News, tutorials, reviews and opinions      o        o         o         o       Acquired
Guide                           for e-commerce professionals                                                      11/95
WWW.ECOMMERCE-GUIDE.COM
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
SearchEngineWatch               How-to site for Internet marketers and     o        o                           Acquired
WWW.SEARCHENGINEWATCH.COM       users about search engine operations                                              11/97
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
CyberAtlas                      Searchable repository of                   o        o                           Acquired
WWW.CYBERATLAS.COM              Internet-related research abstracts                                               8/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Internet Day                    Daily tutorial for Internet marketers      o        o                           Acquired
WWW.INTERNETDAY.COM             and professionals                                                                 11/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Internet Advertising Report     Highlights top Internet marketing and      o        o                          Internally
WWW.INTERNETNEWS.COM/IAR        advertising news and events                                                     developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Ad Resource                     Collection of Internet advertising         o                                    Acquired
WWW.ADRESOURCE.COM              resources for Internet marketers                                                  11/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Refer-It                        Directory of Web site affiliate,           o        o         o                 Acquired
WWW.REFER-IT.COM                referral and revenue sharing programs                                             4/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
AllNetResearch                  Directory of Internet industry             o        o                          Internally
WWW.ALLNETRESEARCH.COM          research reports available for online                                           developed
                                purchase
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
INTERNET RESOURCES CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Webopedia                       Dictionary and search engine               o        o                           Acquired
WWW.WEBOPEDIA.COM               containing more than 8,800 Internet                                               3/98
                                and technology definitions and terms
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
CoolCentral                     Recommendations for useful and             o                                    Acquired
WWW.COOLCENTRAL.COM             entertaining Web sites                                                            11/97
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetShopper                 Directory of shopping Web sites listed     o        o                          Internally
WWW.INTERNETSHOPPER.COM         by category, daily listings of free                                             developed
                                and discounted items available online
                                and an Internet shopping agent
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------



                                                                                                                 ACQUIRED,
                                                                                 E-MAIL     ONLINE     E-MAIL   INTERNALLY
         INTERNET                                                         WEB    NEWS-    DISCUSSION DISCUSSION  DEVELOPED
      MEDIA PROPERTY                          DESCRIPTION                 SITE   LETTER     FORUMS     LISTS    OR LICENSED
INTERNET RESOURCES CHANNEL (CONTINUED)
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Internet Jobs                   Provides searchable access to Internet     o                                   Internally
JOBS.INTERNET.COM               industry and Internet technology job                                            developed
                                openings
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
silicon alley Jobs              Provides searchable access to Internet     o        o         o                 Acquired
WWW.SILICONALLEYJOBS.COM        industry and Internet technology job                                              4/99
                                openings
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
My Desktop                      Information site for experienced           o        o                           Acquired
WWW.MYDESKTOP.COM               Internet users                                                                    5/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Virtual Dr                      Technical support for Internet and         o        o                           Acquired
WWW.VIRTUALDR.COM               personal computer users                                                           5/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
The Guestbook                   Online application that permits            o                                    Acquired
WWW.THEGUESTBOOK.COM            Webmasters to add a "guest sign in"                                               9/99
                                feature to Web sites
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
The Counter                     Online tools to enable Webmasters to       o        o                           Acquired
WWW.THECOUNTER.COM              analyze their traffic                                                             9/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Internet Forums                 Directory of online discussion forums                         o                Internally
FORUMS.INTERNET.COM             about a variety of Internet topics                                              developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Events.internet.com             Information about Internet World and       o                                   Internally
EVENTS.INTERNET.COM             ISP-CON trade shows                                                             developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ISP RESOURCES CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ASPIsland                       E-mail  newsletters, discussion forums     o        o         o                 Acquired
WWW.ASPISLAND.COM               and job resources                                                                 2/00
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ASPnews.com                     E-mail newsletters and online              o        o                           Acquired
WWW.ASPNEWS.COM                 publication serving the ASP industry                                              2/00
                                and community
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ISP-Planet                      News and information for the ISP           o        o                          Internally
WWW.ISP-PLANET.COM              industry                                                                        developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ISP-Lists                       E-mail discussion lists and Web sites      o                            o       Acquired
WWW.ISP-LISTS.COM               serving ISP industry professionals                                                10/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ISP News                        Real-time, global coverage of Internet     o                                   Internally
WWW.INTERNETNEWS.COM/ISP-NEWS   Service Provider industry news                                                  developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
CLEC-Planet                     News and information about Competitive     o        o                          Internally
WWW.CLEC-PLANET.COM             Local Exchange Carriers (CLECs) for                                             developed
                                the ISP industry
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Boardwatch                      Archives of Boardwatch magazine            o                                    Licensed
WWW.BOARDWATCH.COM
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ISPCON                          Information site for ISPCON events         o                                    Licensed
WWW.ISPCON.COM
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
INTERNET STOCKS/VC CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetVCLinx                  News and information covering leading      o        o                           Acquired
WWW.INTERNETVCLINX.COM          venture capitalists, their funds and                                              2/00
                                their deal flow related to the
                                Internet industry
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetVCWatch                 Database of Internet venture capital       o        o                           Acquired
WWW.INTERNETVCWATCH.COM         firms, deals and companies that have                                              2/00
                                received venture funding
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Internet Stock Report           Intraday analysis of Internet stocks       o        o         o                Internally
WWW.INTERNETSTOCKREPORT.COM                                                                                     developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ISDEX, The Internet Stock       Proprietary index of 50 publicly           o                                   Internally
Index                           traded Internet stocks                                                          developed
WWW.ISDEX.COM
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetStockList               Directory of publicly traded Internet      o                                   Internally
WWW.INTERNETSTOCKLIST.COM       companies, including related news,                                              developed
                                information and analysis
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
IPO Watch                       Directory of Internet companies that       o                                   Internally
WWW.INTERNETNEWS.COM/STOCKS/I   have filed to go public, including                                              developed
                                related news, information and analysis
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
IPODEX                          Directory of Internet companies that       o                                   Internally
WWW.IPODEX.COM                  have recently gone public                                                       developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
silicon alley Stocks            News and information about New York        o                                    Acquired
WWW.SILICONALLEYSTOCKS          City Internet industry public companies                                           4/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------



                                                                                                                 ACQUIRED,
                                                                                 E-MAIL     ONLINE     E-MAIL   INTERNALLY
         INTERNET                                                         WEB    NEWS-    DISCUSSION DISCUSSION  DEVELOPED
      MEDIA PROPERTY                          DESCRIPTION                 SITE   LETTER     FORUMS     LISTS    OR LICENSED
INTERNET STOCKS/VC CHANNEL (CONTINUED)
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Wall Street Research Net        Information and resources for              o        o         o                 Acquired
WWW.WSRN.COM                    investors on the Web                                                              7/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Internet Stock Forums           Discussion forums about Internet                              o                Internally
FORUMS.INTERNET.COM             stocks and investing                                                            developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
INTERNATIONAL CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Arabia                          Daily Internet news and information        o                                    Licensed
ARABIA.INTERNET.COM             about the Middle East
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Asia                            Daily Internet news and information        o        o                          Internally
WWW.ASIA.INTERNET.COM           about Asia                                                                      developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Australia                       Daily Internet news and information        o        o                          Internally
WWW.AUSTRALIA.INTERNET.COM      about Australia                                                                 developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Canada                          Daily Internet news and information        o        o                          Internally
WWW.CANADA.INTERNET.COM         about Canada                                                                    developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
China                           Daily Internet news and information        o                                    Licensed
WWW.CHINA.INTERNET.COM          about China
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
France                          Daily Internet news and information        o        o                          Internally
WWW.FRANCE.INTERNET.COM         about France                                                                    developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Germany                         Daily Internet news and information        o        o                          Internally
WWW.GERMANY.INTERNET.COM        about Germany                                                                   developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Israel                          Daily Internet news and information        o        o                          Internally
WWW.ISRAEL.INTERNET.COM         about Israel                                                                    developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Japan                           Daily Internet news and information        o        o                          Internally
WWW.JAPAN.INTERNET.COM          about Japan                                                                     developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
South Africa                    Daily Internet news and information        o        o                          Internally
WWW.SOUTHAFRICA.INTERNET.COM    about South Africa                                                              developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
United Kingdom                  Daily Internet news and information        o        o                          Internally
WWW.UK.INTERNET.COM             about the United Kingdom                                                        developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
DOWNLOAD CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Jumbo!                          Software Web site with over 300,000        o        o                           Acquired
WWW.JUMBO.COM                   programs available for download                                                   11/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
CWSApps                         Reviews and downloads for Microsoft        o        o                           Acquired
WWW.CWSAPPS.COM                 Windows based Internet software                                                   12/96
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
NewApps                         Links to new software programs             o        o                           Acquired
WWW.NEWAPPS.COM                 available for download                                                            11/98
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
FileFarm                        Reviews and downloads for business         o        o                           Acquired
WWW.FILEFARM.COM                software                                                                          5/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Software Blast                  Offers users a wide variety of free        o        o                           Acquired
WWW.SOFTWAREBLAST.COM           software for download from                                                        9/99
                                applications categories such as
                                business, communications, desktop
                                enhancements and productivity
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
INTERNET LISTS CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Web Design List                 Directory of more than 2,500 Web           o        o                          Internally
DESIGNLIST.INTERNET.COM         design firms                                                                    developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetRadioList               Directory of Internet radio stations       o        o                          Internally
WWW.INTERNETRADIOLIST.COM                                                                                       developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetEmailList               Directory of free e-mail service           o                                   Internally
WWW.INTERNETEMAILLIST.COM       providers                                                                       developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetCasinoList              Directory of more than 400 online          o                                   Internally
WWW.INTERNETCASINOLIST.COM      casinos                                                                         developed
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
The List                        Buyer's guide containing terms of          o                                    Acquired
WWW.THELIST.COM                 service for more than 8,100 Internet                                              8/95
                                Service Providers worldwide
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------



                                                                                                                 ACQUIRED,
                                                                                 E-MAIL     ONLINE     E-MAIL   INTERNALLY
         INTERNET                                                         WEB    NEWS-    DISCUSSION DISCUSSION  DEVELOPED
      MEDIA PROPERTY                          DESCRIPTION                 SITE   LETTER     FORUMS     LISTS    OR LICENSED
 INTERNET LISTS CHANNEL (CONTINUED)
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Directory of Internet           Directory of Internet Service Providers    o                                    Licensed
Service Providers
BOARDWATCH.INTERNET.COM/ISP
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
InternetTradeShowList           Directory of trade shows and seminars      o        o                          Internally
WWW.INTERNETTRADESHOWLIST.COM   for the Internet and Information                                                developed
                                Technology industries
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
WINDOWS INTERNET TECHNOLOGY CHANNEL
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
15 seconds                      Tutorials, discussion lists and            o        o                   o       Acquired
WWW.15SECONDS.COM               newsletters for Microsoft Active                                                  12/98
                                Server Pages developers
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
Swynk                           News and information for system            o        o         o         o       Acquired
WWW.SWYNK.COM                   administrators                                                                    4/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
WinPlanet                       Microsoft Windows software news,           o        o                           Acquired
WWW.WINPLANET.COM               tutorials, opinions, reviews and tips                                             5/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
BHS.com                         Microsoft system administrator support     o        o         o                 Acquired
WWW.BHS.COM                     site that offers software downloads,                                              8/99
                                FAQs, help wanted listings and online
                                discussion forums
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ASPWatch                        Tutorials and information resources        o        o                           Acquired
WWW.ASPWATCH.COM                for Web site developers using                                                     8/99
                                Microsoft Active Server Pages
                                technology
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
ASPWire                         News site featuring links to press         o        o         o                 Acquired
WWW.ASPWIRE.COM                 reports about Microsoft's Active                                                  10/99
                                Server Pages Web site development
                                technology
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
VBWire                          News site featuring links to press         o        o         o                 Acquired
WWW.VBWIRE.COM                  reports about Microsoft's Visual Basic                                            10/99
                                programming language
------------------------------------------------------------------------ ------- -------- ---------- --------- ------------
LINUX/OPEN SOURCE CHANNEL
------------------------------------------------------------------------ ------- -------- ---------- --------- ------------
JustLinux                       Portal site that facilitates access to     o        o         o                 Acquired
WWW.JUSTLINUX.COM               Linux information resources                                                       1/00
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
LinuxPlanet                     Linux news and tutorials for system        o        o         o                 Acquired
WWW.LINUXPLANET.COM             administrators                                                                    5/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
LinuxToday                      News and community site for Linux          o        o                           Acquired
WWW.LINUXTODAY.COM              professionals                                                                     10/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
LinuxCentral                    Linux software, book and accessories       o        o                           Acquired
WWW.LINUXCENTRAL.COM            e-commerce site                                                                   10/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
LinuxProgramming                Tutorials, discussion lists and            o                                    Acquired
WWW.LINUXPROGRAMMING.COM        information resources for Linux                                                   2/00
                                programmers
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
LinuxStart                      Portal site that facilitates access to     o                                    Acquired
WWW.LINUXSTART.COM              Linux information resources                                                       12/99
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------
PHP Builder                     Tutorials, message boards and              o                                    Acquired
WWW.PHPBUILDER.COM              information resources for PHP                                                     2/00
                                (Personnel Home Page Tools) developers
------------------------------- ---------------------------------------- ------- -------- ---------- --------- ------------


      Penton Media has licensed the online publishing rights for its INTERNET WORLD, BOARDWATCH and DIRECTORY OF INTERNET SERVICE PROVIDERS print publications, as well as information about its Internet World and ISPCON trade shows, to internet.com.

EDITORIAL

      We maintain editorial offices in Darien, Connecticut; New York, New York; South San Francisco and San Jose, California, Ann Arbor, Michigan; and Lexington, Kentucky. In addition, editorial personnel work from home offices throughout the United States and in Hong Kong. Freelance contributors and analysts are also located both domestically and in 18 countries worldwide.

      Our editorial team, comprised of 74 employees and over 100 freelance contributors as of January 31, 2000, creates considerable proprietary content each month.

      In addition, our editorial staff also maintains an online dictionary, WWW.WEBOPEDIA.COM, of 8,800 Internet and technology terms, writes question and answer columns and creates directories of scripts for major Internet technologies. We also have an exclusive agreement to serve as the Internet publisher of Penton Media's INTERNET WORLD, BOARDWATCH and DIRECTORY OF INTERNET SERVICE PROVIDERS print publications, as well as information about Penton Media's Internet World and ISPCON trade shows.

MARKETING AND SALES

      MARKETING. We employ a combination of online and offline advertising and promotional campaigns to promote our content offerings and services to our community of Internet users, advertisers and vendors. User advertising includes cross-promotion on our network, advertising in trade publications and at trade shows and promotional links from Web sites that attract demographically similar audiences. We believe that this strategy maintains the high quality and unique focus of our community of Internet users. We have participated in various Internet industry events, including Internet World and ISPCON trade shows. We have also used print advertising, which has appeared in INTERNET WORLD, BOARDWATCH, UPSIDE, INTERNET WEEK, DATA COMMUNICATIONS, TELE.COM, SILICON ALLEY REPORTER and ADWEEK, among other publications.

      Our marketing efforts are directed largely at acquiring advertising clients and commerce agreements. We principally use offline and online advertising, direct mail and event sponsorships for customer acquisition. ADVERTISING AGE, ADWEEK, MARKETING COMPUTERS, CLICKZ, CHANNELSEVEN.COM and the ONLINE ADVERTISING DISCUSSION LIST are among the venues used to deliver our promotional messages. In addition, we have a strategic agreement with Penton Media, a significant investor in internet.com, which provides for an exchange of services to be provided by each party. This agreement expires on November 23, 2001 and is automatically renewable for subsequent three year terms unless terminated by either party.

      Services provided by Penton Media to us under this agreement include the following:

        o two full-page advertisements at no charge in each issue of INTERNET WORLD magazine and BOARDWATCH magazine;

        o exhibit and sales office space at no charge for each U.S. Internet World and ISPCON trade show; and

        o prominent listing as a sponsor in all promotional materials and for appropriate conference tracks, as well as prominent hanging media banners for Internet World and ISPCON trade shows.

      Services we provide to Penton Media under this agreement include the following:

        o Web site archives of INTERNET WORLD and BOARDWATCH print publications and information about Internet World and ISPCON trade shows and conferences; and

        o a minimum of 2.3 million advertising impressions each month on our network.

      ADVERTISING SALES. We believe that we have been able to obtain revenue from advertising on our Web sites and online discussion forums because we enable clients to efficiently and effectively reach targeted segments of the Internet community. Based on a survey we commissioned which was conducted from August 1999 through February 2000, 85% of our community of Internet users report that they either make or influence purchasing decisions. We believe that targeting this influential audience allows us to sell advertising space at rates that are higher than the average rates charged by online services aimed at more general audiences. Based upon publicly available banner advertisement rate cards, we believe that our actual rates are approximately 1.4 to 2.7 times higher than the published rates of Go2Net, Inc., go.com and Looksmart, Ltd. as of January 31, 2000, which we believe to be a representative group of Internet-based services aimed at more general audiences.

      We also offer advertisers the opportunity to advertise on our e-mail newsletters and moderated e-mail discussion lists. In January 2000, we distributed 21 million copies of our e-mail newsletters to approximately 2.3 million subscribers. We also distributed 38.1 million messages to more than 86,000 moderated e-mail discussion list subscribers.

      Our sales force is organized by geographic regions as follows: New England, New York Metro, Mid-Atlantic/Southeast, Midwest, West, Canada, Europe and Israel.

      Over 1,100 advertisers have placed advertisements on our network. For the year ended December 31, 1999, International Business Machines Corporation accounted for 10% of our revenues, and our top 20 advertisers together accounted for 29% of our revenues during the same period. Based on revenues, the following were our 20 largest advertisers during the year ended December 31, 1999:

 Allaire Corporation                                Lucent Technologies Inc.
 American Power Conversion Corporation              Microsoft Corporation
 Ariel Corporation                                  Moai Technologies. Inc.
 Compaq Computer Corporation                        Mpath Interactive, Inc.
 EarthLink Network, Inc.                            Net2Phone, Inc.
 Flycast Communications Corporation                 Nortel Networks Corporation
 GoTo.com, Inc.                                     Oracle Corporation
 Hewlett-Packard Company                            Sprint Corp.
 Inktomi Corporation                                Sun Microsystems, Inc.
 International Business Machines Corporation        UBID, Inc.

      E-COMMERCE SALES, LICENSING AND BUSINESS DEVELOPMENT. We offer e-commerce, licensing and other business development arrangements to maximize the potential of our proprietary content and community of Internet users. We identify potential e-commerce vendors, licensees and other potential business development opportunities and generally enter into contracts of six to 12 months' duration. E-commerce agreements generally include a fixed fee for advertising as well as revenue sharing of 10% to 50% of the sales made by the e-commerce vendor as a result of links from our network. These activities are conducted by a staff of nine employees separate from our advertising sales force.

      Licensing arrangements allow third parties to reproduce our editorial content and brands either for print or online use. We are typically paid per-use in the case of book and print rights, including reprints of articles published on our network, and monthly in cases where our editorial content is published in electronic form. We also offer our proprietary software for license to third parties that offer services that are similar to, but do not compete with, internet.com.

COMPETITION

      We believe we compete on the basis of our brand recognition and our proprietary content offerings and services focused solely on the Internet industry. We believe that we are differentiated relative to our competitors due to our vertical focus of providing content, community and commerce to Internet industry and Internet technology professionals, Web developers and experienced Internet users.

      The market for Internet-based services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated. We expect that competition will continue to intensify. We compete with other companies, which direct a portion of their overall Web content at the Internet professional community, such as Ziff-Davis Inc.'s ZDNet, CNET, Inc., CMP Media Inc., EarthWeb Inc. and Wired Digital Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media.

      Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can. The number of companies competing for the attention and spending of our community of Internet users has increased and we expect it to continue to increase.

TECHNOLOGY AND OPERATIONS

      We have developed an expandable operations infrastructure using open standard hardware and software systems. We make our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists available using multiple Sun Microsystems, Inc. and Wintel-based servers that run on Sun Solaris, Microsoft NT and Linux operating systems. We license software from the following parties, among others: Web and e-mail servers from Netscape; Web and database servers from Microsoft Corporation; database servers from Oracle Corporation and Microsoft Corporation; an advertising management system from DoubleClick Inc.; a content management system from Vignette Corporation; a streaming media server from RealNetworks, Inc.; a spidering, content indexing, personalization and categorization system from Autonomy, Inc.; and a firewall from Network Associates Inc.

      We maintain redundant production and staging servers in a data center operated by Qwest Communications, Inc. In the event that all of the production servers fail, the staging servers are capable of supporting our services. We have redundant Internet circuits diversely routed within Qwest's network and with redundant network equipment configured for automatic failover. All of our servers are powered by uninterruptible power supplies, and the data center is on multiple power grids. In addition, Qwest maintains a diesel-powered generator and fuel supply in the event of extended outages. All of our production systems are copied each night to backup tapes that are stored at an off-site storage facility each business day. In the event of a disaster at the production facility, arrangements are in place to resume production at an off-site center maintained by International Business Machines. We maintain a quality assurance process to constantly monitor our servers, processes and network connectivity. We have implemented these redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control.

INTELLECTUAL PROPERTY

      We regard our content, logos, brands, domain names and software as proprietary and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We pursue the registration of our trademarks and service marks in the United States and internationally, and have applied for registration in the United States and numerous other countries for a number of our trademarks and service marks. We also pursue copyright registration of our content in the United States. We might not be able to obtain effective trademark, copyright and trade secret protection in every country in which we distribute our services or make them available through the Internet, and it is difficult for us to police unauthorized use of our proprietary information. We seek protection of our content, logos, brands and software relating to our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.

      We have applied for registration of our trademarks and service marks in the United States and in over 75 other countries. We have encountered obstacles to registration of some marks in several of these countries.

      Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving. As a result, we cannot assure the future viability or value of our proprietary rights. We might not have taken adequate steps to prevent the misappropriation or infringement of our intellectual property. Any such infringement or misappropriation, should it occur, might harm our business, results of operations and financial condition. In addition, we may have to file lawsuits in the future to perfect or enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These lawsuits could result in substantial costs and divert our resources and the attention of our management. As a result, our business, results of operations and financial condition would suffer.

      Our business activities may infringe upon the proprietary rights of others, and other parties might assert infringement claims against us. From time to time, we have been, and expect to continue to be, subject to claims in the ordinary course of our business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties. If similar claims are made against us in the future, those claims and any resultant litigation might subject us to liability for damages, result in invalidation of our proprietary rights and, even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of our resources and the attention of our management. As a result, our business, results of operations and financial condition would suffer.

      We generally obtain our content and some of our technology from our employees or pursuant to work-for-hire arrangements. We also license technology and content from third parties. In such license arrangements, we generally obtain representations as to origin and ownership of such content and technology and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that such technology or content violates the rights of another. We cannot be sure that these third party technology and content protections will be effective or sufficient or that we will be able to maintain such content or technology on commercially reasonable terms. As a result, our business, results of operations and financial condition would suffer.

      We have licensed in the past, and expect to license in the future, proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brands and content are maintained by such licensees, we cannot be sure that such licensees will not take actions that might decrease the value of our brands, proprietary rights or reputation, which would harm our business, prospects, financial condition and results of operations.

DOMAIN NAMES

      We own the Internet domain name "internet.com," as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the "internet.com" or comparable domain name in all the countries in which we conduct business.

      The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

EMPLOYEES

      The following table sets forth a breakdown of our employees as of January 31, 2000:


                                                                              NUMBER OF
                                                                              EMPLOYEES
                                                                            ---------------
        Editorial.......................................................         74
        Marketing and sales.............................................         76
        Technology and operations.......................................         47
        Administration..................................................         25
                                                                                ---
              Total.....................................................        222
                                                                                ===


      We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our relations with our personnel to be good.

ITEM 2. PROPERTIES

      Our principal administrative, editorial, sales, marketing and information technology facilities are located in Darien, Connecticut. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

      The following table sets forth a summary of our leased and subleased office facilities as of January 31, 2000:


        LOCATION                                             SQUARE FEET        LEASED THROUGH

        Darien, Connecticut............................          20,000            February 2003
        New York, New York.............................          11,000           September 2004
        South San Francisco, California................           7,100              August 2004
        Toronto, Canada................................           3,000                June 2000
        San Jose, California...........................           2,000            December 2002
        Ann Arbor, Michigan............................           1,000            December 2000
        Lexington, Kentucky............................           1,000               March 2000
        Clinton Township, Michigan.....................             600                June 2000


ITEM 3. LEGAL PROCEEDINGS

      Until late November 1999, we were engaged in trademark opposition proceedings before trademark offices in the United States and other jurisdictions with International Data Group, Inc. or IDG. We have reached a settlement with IDG regarding the registration of the trademark "internet.com" in the United States Patent Office, which we originally filed with the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office in September 1998. The settlement with IDG gives us exclusive rights to the "internet.com" trademark worldwide.

      Messrs. Alan M. Meckler and Christopher S. Cardell, who are stockholders, executive officers and directors of internet.com, were stockholders, executive officers and directors of Mecklermedia Corporation prior to its acquisition by Penton Media in November 1998. In addition, Messrs. Gilbert F. Bach and Michael
J. Davies, who are directors of internet.com, were directors of Mecklermedia Corporation prior to its acquisition by Penton Media. A complaint seeking class action status was filed in Delaware Chancery Court on June 16, 1999 by a former stockholder of Mecklermedia Corporation alleging that Messrs. Meckler, Cardell, Bach and Davies, as well as the other directors of Mecklermedia Corporation, breached their fiduciary duties of care, candor and loyalty in connection with the approval of the sale of Mecklermedia Corporation to Penton Media at the price paid by Penton Media and the related sale of 80.1% of the Internet business of Mecklermedia Corporation to Mr. Meckler at the price paid by Mr. Meckler. Among other things, this plaintiff has alleged that the price paid by Penton Media for the purchase of Mecklermedia Corporation, and the price paid by Mr. Meckler for an 80.1% stake in the Internet business of Mecklermedia Corporation, were inadequate. This former stockholder of Mecklermedia Corporation has asserted claims for unspecified damages. The plaintiff also named internet.com Corporation as a defendant seeking that a constructive trust be established consisting of any benefits derived by the defendants in respect of the allegations set forth in the complaint. On August 20, 1999, all of the defendants, including internet.com and Messrs. Meckler, Cardell, Bach and Davies, served an answer to the complaint generally denying the allegations therein, denying that the directors of Mecklermedia Corporation breached any fiduciary duties, and asserting certain affirmative defenses. All of the defendants intend to vigorously defend themselves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of internet.com began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol "INTM". Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock.


                                                                                  HIGH              LOW
        YEAR ENDING DECEMBER 31, 1999
           Second Quarter (commencing June 25, 1999)....................         $16.344           $11.000
           Third Quarter................................................         $26.875          $  9.188
           Fourth Quarter...............................................         $72.250           $13.750

        YEAR ENDING DECEMBER 31, 2000
           First Quarter (through February 23, 2000)....................         $68.125           $41.000


      As of February 23, 2000, there were 5,979 holders of record of our common stock.

                                 DIVIDEND POLICY

      We have never declared or paid a cash dividend and do not anticipate doing so in the foreseeable future. We expect to retain earnings to finance the expansion and development of our business.

                     RECENT SALES OF UNREGISTERED SECURITIES

      Upon the closing of our initial public offering on June 25, 1999, internet.com LLC was converted into a corporation and all membership interests were converted into common stock of the Registrant at the rate of 16,215.891 shares per membership unit. The share numbers in the following table give effect to the conversion of internet.com LLC into a corporation immediately prior to the closing of our initial public offering.


                                                                        NUMBER OF        AGGREGATE
                                       TITLE OF          NUMBER       SHARES AFTER       PURCHASE         FORM OF
      NAME         DATE(S) OF SALE    SECURITIES        OF UNITS       CONVERSION          PRICE       CONSIDERATION
-------------- -------------------- ---------------- -------------- ----------------- ------------- ---------------------
William A.
  Shutzer            March 1999          Units             25            405,397        $1,000,000          Cash

Internet World
  Media, Inc.        March 1999          Units           11.149          180,786         $445,949           Cash

James S.
  Mulholland III
                     March 1999          Units           3.125           50,675          $125,000           Cash

Marie Mulholland
  Flatness           March 1999          Units           3.125           50,675          $125,000           Cash

New River
  Capital
  Partners           March 1999          Units           3.125           50,675          $125,000           Cash

Certain
  Employees,
  Officers and
  Directors of
  internet.com       March 1999          Units            10.5           170,267         $420,000           Cash


         All sales were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. These sales were made without general solicitation or advertising. Each purchaser was an "accredited investor" or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to internet.com that the shares were being acquired for investment.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the financial statements of internet.com, the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data of the iWorld division of Mecklermedia for the period from inception (December 7, 1994) through September 30, 1995, the years ended September 1996, 1997 and 1998, the period from October 1, 1998 through November 23, 1998, are derived from financial statements of the iWorld division of Mecklermedia. The selected financial data for the period from inception (November 24, 1998) through December 31, 1998 and for the year ended December 31, 1999, as well as the balance sheet data as of December 31, 1998 and 1999, are derived from the financial statements of internet.com. These financial statements, except for the selected statement of operations data for the period from inception (December 7, 1994) through September 30, 1995, have been audited by Arthur Andersen LLP, independent public accountants. See "Index to Financial Statements."

      The financial information of the iWorld division of Mecklermedia included herein is not necessarily indicative of the results of operations, financial position and cash flows of internet.com had it been a stand-alone entity at such times. It is also not necessarily indicative of the results of operations, financial position and cash flows of internet.com in the future. The share information reflects the conversion of internet.com from a limited liability company into a corporation as if such conversion had occurred at the beginning of each period indicated.


                                                                                                          INCEPTION
                                                                                               OCT. 1,     (NOV. 24,     FISCAL
                                  INCEPTION                                                      1998         1998)        YEAR
                               (DEC. 7, 1994)              FISCAL YEAR ENDED                   THROUGH      THROUGH      ENDED
                                  THROUGH      --------------------------------------------
                                 SEPT. 30,        SEPT. 30,      SEPT. 30,     SEPT. 30,       NOV. 23,     DEC. 31,     DEC. 31,
                                  1995 (1)         1996 (1)       1997 (1)      1998 (1)       1998 (1)     1998 (2)     1999 (2)
                               --------------- -------------- -------------- -------------- ------------- ------------ -------------
STATEMENT OF OPERATIONS DATA:
 Revenues....................    $ 123           $   498          $ 1,479        $ 3,544        $ 778      $  772       $ 16,085
 Cost of revenues............       39               536            1,171          2,171          456         403          8,366
                               --------------- -------------- -------------- -------------- ------------- ------------ -------------
   Gross profit..............       84               (38)             308          1,373          322         369          7,719
Operating expenses:

   Advertising, promotion and
      selling................       69               285              881          1,406          441         239          7,545
   General and administrative      419               727              751          1,349          195         449          4,434
   Depreciation..............        -                85              326            429           67          15            673
   Amortization..............        -               109              505            920           86         632          9,796
   Non-cash compensation charge      -                 -                -              -            -           -          7,975
                               --------------- -------------- -------------- -------------- ------------- ------------ -------------
       Total operating expenses    488             1,206            2,463          4,104          789        1,335        30,423
                               --------------- -------------- -------------- -------------- ------------- ------------ -------------
Operating loss...............     (404)           (1,244)          (2,155)        (2,731)        (467)        (966)      (22,704)

Interest income (expense), net       -                 -                -              -            -           (8)          688
                               --------------- -------------- -------------- -------------- ------------- ------------ -------------
Net loss.....................    $(404)          $(1,244)         $(2,155)       $(2,731)       $(467)      $ (974)     $(22,016)
                               =============== ============== ============== ============== ============= ============ =============
Basic and diluted net loss per
    share....................                                                                                $(.06)       $(1.08)
                                                                                                          ============ =============
Common shares used to compute
    basic and diluted net loss
    per share................                                                                               16,216        20,335
                                                                                                          ============ =============



                                                                                                       AS OF
                                                                                         --------------------------------
                                                                                              DEC.            DEC. 31
                                                                                           31, 1998 (2)       1998 (2)
                                                                                         ----------------- --------------
BALANCE SHEET DATA:
   Cash and cash equivalents........................................................        $   129         $17,943
   Working capital (deficit)........................................................         (2,051)         11,821
   Total assets.....................................................................         25,876          68,390
   Borrowings under line of credit..................................................          1,886             -
   Total equity.....................................................................         21,853          56,015

----------------------
(1) Represents the financial data of the iWorld division of Mecklermedia Corporation.
(2)      Represents the financial data of internet.com.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We own and operate a network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry. Our network consists of 12 subject areas, or vertical content channels, that contain 100 Web sites, 150 e-mail newsletters, 117 online discussion forums and 78 moderated e-mail discussion lists focused solely on the Internet industry. During the month of January 2000, we delivered 112 million page views to 2.2 million unique visitors and 21 million copies of our e-mail newsletters to approximately 2.3 million subscribers, and 38.1 million postings were generated by 86,000 subscribers to our moderated e-mail discussion lists.

      We were formed in November 1998 following the acquisition of Mecklermedia by Penton Media. As part of the acquisition, Penton Media agreed to contribute all the assets of Mecklermedia's Internet media business division, iWorld, to a newly formed limited liability company, internet.com LLC. As part of this acquisition agreement, we reserved 4% of our total membership units for discretionary grants to our employees. The grants were completed in March 1999. As these membership units vested upon the completion of our initial public offering, we recorded an $8.0 million compensation charge concurrent with the completion of our initial public offering in June 1999. Prior to the acquisition of Mecklermedia by Penton Media, iWorld operated as one of three business lines which comprised Mecklermedia. Our predecessor Web sites, MecklerWeb and iWorld.com, were also dedicated to covering Internet developments.

      We generate revenues from the following sources:

        o Advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

        o        e-commerce agreements and offerings;

        o        seminars;

        o        paid subscription services;

        o        permission based opt-in e-mail list rentals;

        o        licensing of our editorial content, brands and software;

        o        online press release distribution services; and

        o        venture fund management fees.

      We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media and other third parties. In addition, internet.com barters portions of unsold advertising impressions for equity interests in the internet.com venture funds' portfolio companies. We did not record the effects of this barter in our financial statements for the period from inception (November 24, 1998) to December 31, 1998 and for the year ended December 31, 1999.

      For the year ended December 31, 1999, approximately 79% of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period the advertising is displayed, provided that no significant company obligations remain outstanding and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

      Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. We recognize the revenue sharing component of these agreements as revenue in the period that the underlying sales are made by the e-commerce vendor.

      Our seminars generate revenues from attendee registrations, as well as from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the seminars are held.

      Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, Internet Stock Report's Monthly HotWatch, Internet StockTracker, SearchEngineWatch and certain sections of Wall Street Research Net, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which has not yet been recognized as revenue.

      Through a third-party agent, we currently offer for rental our permission based opt-in e-mail list names relating to over 80 Internet-specific topics. Members of our community of Internet users volunteer, or "opt in", to be included on these lists to receive e-mail product offerings and information relevant to their Internet interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

      Our licensing agreements vary in structure, with internet.com generating fixed fees, royalties or both for access to our editorial content, brands or software. We generally license our editorial content, brands and software to offline and online media companies.

      Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM, which we acquired in October 1999. We distribute e-mail based press releases to over 4,000 registered journalists. Revenues from this service has been minimal to date.

      Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC and internet.com Venture Fund II LLC. Management fees are recognized ratably over the period the services are rendered. In addition, internet.com is entitled to 20% of the realized gains earned from portfolio investments, which are recognized at the time of distribution from the venture capital funds.

      From July 1995 through February 23, 2000, we have made 50 acquisitions of Internet media properties, consisting of 64 Web sites, 45 e-mail newsletters, 77 online discussion forums and 63 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of internet.com's acquisitions have been accounted for as purchases. Consequently, as of December 31, 1999, we had $38.5 million of goodwill, net, which is being amortized over three years.

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

RESULTS OF OPERATIONS

      Costs have been allocated to the iWorld division of Mecklermedia based on our management's estimate of the costs attributable to its operations. Such allocations are not necessarily indicative of the costs that would have been incurred if the iWorld division of Mecklermedia had been a stand-alone entity. The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:


                                                                        PERCENTAGE OF REVENUES
                                                 -----------------------------------------------------------------------
                                                     FISCAL YEAR ENDED           OCT. 1       NOV. 24       YEAR
                                                 ---------------------------    THROUGH       THROUGH       ENDED
                                                   SEPT. 30,     SEPT. 30,      NOV. 23,      DEC. 31,     DEC. 31,
                                                   1997 (1)      1998 (1)       1998 (1)      1998 (2)     1999 (2)
                                                 ------------ -------------- ------------- ------------- ---------------
STATEMENT OF OPERATIONS DATA:
 Revenues.....................................  .    100%          100%          100%          100%          100%
 Cost of revenues..............................       79            61            59            52            52
                                                 ------------ -------------- ------------- ------------- ---------------
 Gross profit..................................       21            39            41            48            48
                                                 ------------ -------------- ------------- ------------- ---------------
Operating expenses:
   Advertising, promotion and selling..........       60            40            57            31            47
   General and administrative..................       51            38            25            58            28
   Depreciation................................       22            12             8             2             4
   Amortization................................       34            26            11            82            61
   Non-cash compensation charge................        -             -             -             -            50
                                                 ------------ -------------- ------------- ------------- ---------------
       Total operating expenses................      167           116           101           173           190
                                                 ------------ -------------- ------------- ------------- ---------------
Operating loss.................................     (146)          (77)          (60)         (125)         (142)
                                                 ------------ -------------- ------------- ------------- ---------------
Interest income (expense), net.................        -             -             -            (1)            4
                                                 ------------ -------------- ------------- ------------- ---------------
Net loss.......................................     (146)%         (77)%         (60)%        (126)%        (138)%
                                                 ============ ============== ============= ============= ===============

------------------
(1) Represents the financial data of the iWorld division of Mecklermedia Corporation.
(2) Represents the financial data of internet.com.

YEAR ENDED DECEMBER 31, 1999

      REVENUES. Revenues were $16.1 million for the year ended December 31, 1999. Revenue related to advertising on our network of Web sites e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a substantial majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, seminars, paid subscription services, permission based opt-in e-mail list rentals, licensing, online press release distribution services and venture fund management fees will expand and diversify our future revenue streams.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was $8.4 million for the year ended December 31, 1999. As a percentage of revenues, cost of revenues was 52% for the year ended December 31, 1999. We anticipate that our cost of revenues will continue to increase in absolute dollars as we continue to strengthen our existing content offerings and services. We anticipate hiring additional editorial, technology and operations personnel, as well as freelance contributors, as we acquire additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and expand our proprietary content.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $7.5 million for the year ended December 31, 1999. As a percentage of revenues, advertising, promotion and selling expenses were 47% for the year ended December 31, 1999. We anticipate that our advertising, promotion and selling expenses will continue to increase in absolute dollars, primarily due to our planned hiring of additional sales personnel in an effort to increase our advertising sales as well as increased expenses for the promotion of our content offerings and services to our community of Internet users, advertisers and vendors.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees and facilities costs. General and administrative expenses were $4.4 million for the year ended December 31, 1999. As a percentage of revenues, general and administrative expenses were 28% for the year ended December 31, 1999. We expect that our general and administrative expenses will continue to increase in absolute dollars, but these expenses are expected to decrease as a percentage of revenues. We anticipate hiring additional personnel and incurring additional costs related to investor relations programs and professional services fees.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $673,000 for the year ended December 31, 1999. As a percentage of revenues, depreciation of property and equipment was 4% for the year ended December 31, 1999. Amortization of intangibles was $9.8 million for the year ended December 31, 1999. As a percentage of revenues, amortization of intangibles was 61% for the year ended December 31, 1999. We anticipate that depreciation and amortization will continue to increase as we acquire additional Web sites, e-mail newsletters, online discussion forums, moderated e-mail discussion lists and other online businesses. We also anticipate increasing our capital expenditures to support the current and expected growth of our business.

      NON-CASH COMPENSATION CHARGE. In March 1999, internet.com LLC granted 4% of its total membership units at the time to certain of its employees. As these membership units vested upon the completion of our initial public offering in June 1999, internet.com recorded an $8.0 million compensation charge concurrent with the completion of our initial public offering on June 25, 1999.

      INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, was $688,000 for the year ended December 31, 1999.

PERIOD FROM NOVEMBER 24, 1998 THROUGH DECEMBER 31, 1998

      REVENUES. Revenues were $772,000 for the period from November 24, 1998 through December 31, 1998.

      COST OF REVENUES. Cost of revenues was $403,000 for the period from November 24, 1998 through December 31, 1998. As a percentage of revenues, cost of revenues was 52% for the period from November 24, 1998 through December 31, 1998.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses were $239,000 for the period from November 24, 1998 through December 31, 1998. As a percentage of revenues, advertising, promotion and selling expenses were 31% for the period from November 24, 1998 through December 31, 1998.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $449,000 for the period from November 24, 1998, through December 31, 1998. As a percentage of revenues, general and administrative expenses were 58% for the period from November 24, 1998 through December 31, 1998.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $15,000 for the period from November 24, 1998 through December 31, 1998. As a percentage of revenues, depreciation of property and equipment was 2% for the period from November 24, 1998 through December 31, 1998. Amortization of intangibles was $632,000 for period from November 24, 1998 through December 31, 1998. As a percentage of revenues, amortization of intangibles was 82% for the period from November 24, 1998 through December 31, 1998.

      INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, related to borrowings under our line of credit was $8,000 for the period from November 24, 1998 through December 31, 1998.

PERIOD FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998

      REVENUES. Revenues were $778,000 for the period from October 1, 1998 through November 23, 1998.

      COST OF REVENUES. Cost of revenues was $456,000 for the period from October 1, 1998 through November 23, 1998. As a percentage of revenues, cost of revenues was 59% for the period from October 1, 1998 through November 23, 1998.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses were $441,000 for the period from October 1, 1998 through November 23, 1998. As a percentage of revenues, advertising, promotion and selling expenses were 57% for the period from October 1, 1998 through November 23, 1998.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $195,000 for the period from October 1, 1998 through November 23, 1998. As a percentage of revenues, general and administrative expenses were 25% for the period from October 1, 1998 through November 23, 1998.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $67,000 for the period from October 1, 1998 through November 23, 1998. As a percentage of revenues, depreciation of property and equipment was 8% for the period from October 1, 1998 through November 23, 1998. Amortization of intangibles was $86,000 for the period from October 1, 1998 through November 23, 1998. As a percentage of revenues, amortization of intangibles was 11% for the period from October 1, 1998 through November 23, 1998.

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1998

      REVENUES. Revenues were approximately $1.5 million for the year ended September 30, 1997 and $3.5 million for the year ended September 30, 1998, representing increases of 140% from fiscal 1997 to fiscal 1998. The 140% increase from fiscal 1997 to fiscal 1998 was primarily due to an increase in banner advertising from a growing number of advertisers as well as new revenue from e-commerce and licensing agreements.

      COST OF REVENUES. Cost of revenues was approximately $1.2 million for the year ended September 30, 1997 and $2.2 million for the year ended September 30, 1998, representing increases of 85% from fiscal 1997 to fiscal 1998. These increases were primarily due to the increased payroll costs for editorial, technology and operations personnel to support the current and anticipated future growth of our network. As a percentage of revenues, cost of revenues was 79% for the year ended September 30, 1997 and 61% for the year ended September 30, 1998.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses were $881,000 for the year ended September 30, 1997 and approximately $1.4 million for the year ended September 30, 1998, representing increases of 60% from fiscal 1997 to fiscal 1998. These increases were primarily due to the hiring of additional advertising sales personnel and related sales commissions. As a percentage of revenues, advertising, promotion and selling expenses were 60% for the year ended September 30, 1997 and 40% for the year ended September 30, 1998.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses were $751,000 for the year ended September 30, 1997 and approximately $1.3 million for the year ended September 30, 1998, representing increases of 80% from fiscal 1997 to fiscal 1998. These increases were due primarily to increases in payroll for administrative personnel and professional fees to support the growth of our business and an increase in bad debt expense. As a percentage of revenues, general and administrative expenses were 51% for the year ended September 30, 1997 and 38% for the year ended September 30, 1998.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $326,000 for the year ended September 30, 1997 and $429,000 for the year ended September 30, 1998, representing increases of 32% from fiscal 1997 to fiscal 1998. These increases were primarily due to our increased capital expenditures which were required to support the current and anticipated future growth of our network. As a percentage of revenues, depreciation expense was 22% for the year ended September 30, 1997 and 12% for the year ended September 30, 1998. Amortization of intangible assets was $505,000 for the year ended September 30, 1997 and $920,000 for the year ended September 30, 1998, representing increases of 82% from fiscal 1997 to fiscal 1998. These increases were primarily due to our acquisitions of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. As a percentage of revenues, amortization expense was 34% for the year ended September 30, 1997 and 26% for the year ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded operations primarily with cash from our initial public offering, borrowings under a line of credit and the capital contributions of members of internet.com LLC and proceeds. On June 25, 1999, we completed our initial public offering of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $43.0 million (net of underwriters' commission and offering expenses of $4.7 million). On June 30, 1999, internet.com paid the outstanding balance under its line of credit of approximately $5.0 million and terminated the line of credit.

      As of December 31, 1999, internet.com had total current assets of $23.9 million and total current liabilities of $12.0 million, or working capital of $11.9 million.

      Net cash used in operating activities was approximately $1.1 million for the year ended September 30, 1997, $1.8 million for the year ended September 30, 1998, $1.4 million for the period from October 1, 1998 through November 23, 1998, $612,000 from November 24, 1998 through December 31, 1998 and $3.5 million for the year ended December 31, 1999. Net cash used in operating activities was primarily a result of our net losses adjusted for a non-cash compensation charge, depreciation and amortization, and increases in accounts receivable and prepaid expenses, offset by an increase in accounts payable, accrued expenses and deferred revenues.

      Net cash used in investing activities was approximately $2.4 million for the year ended September 30, 1997, $5.0 million for the year ended September 30, 1998, $2.5 million for the period from October 1, 1998 through November 23, 1998, $1.1 million from November 24, 1998 through December 31, 1998 and $25.0 million for the year ended December 31, 1999. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

      Net cash provided by financing activities was approximately $3.5 million for the year ended September 30, 1997, $6.8 million for the year ended September 30, 1998, $3.9 million for the period from October 1, 1998 through November 23, 1998, $1.9 million from November 24, 1998 through December 31, 1998, and $46.3 million for the year ended December 31, 1999. Net cash provided by financing activities was a result of our initial public offering, borrowings under our line of credit, a private placement of equity securities and contributions from Mecklermedia.

      Capital expenditures were $546,000 for the period from November 24, 1998 through December 31, 1998 and $2.5 million for the year ended December 31, 1999. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

THE YEAR 2000 ISSUE

      The Year 2000 issue was the result of computer programs being written using two digits rather than four digits to define the applicable year. Any programs that have time-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. If not remedied, this could have resulted in system failure or miscalculations.

      internet.com assessed the impact of the Year 2000 on its computer systems, both hardware and software, and developed a plan to timely address its Year 2000 issue. internet.com spent approximately $100,000 in the execution of its Year 2000 plan. Such expenditures were charged to expense as incurred. To date there have been no material adverse consequences, nor does internet.com believe that there will be any future material adverse consequences to internet.com's business, operations, or financial condition from the Year 2000 issue. However, there can be no assurances that failure to address the Year 2000 issue by a third party, on which internet.com's systems rely, will not have a material adverse effect on internet.com.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS 133 is not expected to have a material effect on internet.com's financial statements.

      In January 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-17, "Accounting for Advertising Barter Transactions," to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and the fair value recognized disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. Accordingly, internet.com will record the financial statement effects of barter transactions at their estimated fair value, prospectively, beginning in January 2000.

RECENT DEVELOPMENTS

      On February 1, 2000, internet.com completed a follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share; of which 1,750,000 shares, were sold by internet.com and 2,000,000 shares were sold by Penton Media, Inc.

      In January and February 2000, internet.com made eight acquisitions which were accounted for as purchases. Five of these acquisitions provided for contingent payments to be made after the acquisition dates based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties had minimal tangible assets and the goodwill is being amortized over its estimated useful life of three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We have invested our net proceeds from our follow-on public offering on February 1, 2000 in short-term, interest-bearing, investment grade securities. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            INTERNET.COM CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       PAGE

Report of Independent Public Accountants....................................................            35
Consolidated Balance Sheets as of December 31, 1998 and 1999................................            36
Consolidated Statements of Operations for the Period from Inception (November 24, 1998)
    through December 31, 1998 and for the Year Ended December 31, 1999......................            37
Consolidated Statements of Changes in Stockholders' Equity for the Period from Inception
    (November 24, 1998) through December 31, 1998 and for the Year Ended December 31, 1999..            38
Consolidated Statements of Cash Flows for the Period from Inception (November 24, 1998)
    through December 31, 1998 and for the Year Ended December 31, 1999......................            39
Notes to Consolidated Financial Statements..................................................            40



                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                       PAGE
Report of Independent Public Accountants....................................................            53
Balance Sheets as of September 30, 1997 and 1998............................................            54
Statements of Operations for the Years ended September 30, 1997 and 1998 and for the Period
    from October 1, 1998 through November 23, 1998..........................................            55
Statements of Changes in Division Equity for the Years ended September 30, 1997 and 1998 and
    for the Period from October 1, 1998 through November 23, 1998...........................            56
Statements of Cash Flows for the Years ended September 30, 1997 and 1998 and for the Period
    from October 1, 1998 through November 23, 1998..........................................            57
Notes to Financial Statements...............................................................            58


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of internet.com Corporation:

      We have audited the accompanying consolidated balance sheets of internet.com Corporation (a Delaware Corporation) as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from inception (November 24, 1998) through December 31, 1998 and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of internet.com Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from inception (November 24, 1998) through December 31, 1998 and for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 20, 2000

                            INTERNET.COM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                  DECEMBER 31,     DECEMBER 31,
                                     ASSETS                                          1998              1999
                                                                                ---------------- -----------------
CURRENT ASSETS:
   Cash and cash equivalents.................................................        $   129          $ 17,943
   Accounts receivable, net of allowances of $42 and $712, respectively......          1,723             5,568
   Prepaid expenses and other................................................            120               347
                                                                                ---------------- -----------------
                Total current assets.........................................          1,972            23,858

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $15 and $688,
    respectively.............................................................          1,380             3,221
INTANGIBLE ASSETS, net of accumulated amortization of $632 and $10,428,
    respectively.............................................................         22,332            39,086
INVESTMENTS IN INTERNET.COM VENTURE FUNDS....................................            -               1,855
OTHER ASSETS.................................................................            192               370
                                                                                ---------------- -----------------
                Total assets.................................................        $25,876          $ 68,390
                                                                                ================ =================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable..........................................................        $   482          $  1,635
   Accrued payroll and related expenses......................................            296             1,441
   Accrued expenses and other................................................            462             2,096
   Accrued Web site acquisition payments.....................................            775             6,462
   Deferred revenues.........................................................            122               403
   Borrowings under line of credit...........................................          1,886               -
                                                                                ---------------- -----------------
                Total current liabilities....................................          4,023            12,037

ACCRUED WEB SITE ACQUISITION PAYMENTS........................................            -                 338
                                                                                ---------------- -----------------
                Total liabilities............................................          4,023            12,375

COMMITMENTS AND CONTINGENCIES................................................            -                 -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares
      issued and outstanding.................................................            -                 -
   Common stock, $.01 par value, 75,000,000 shares authorized, 16,215,891 and
      23,334,520 shares issued and outstanding at December 31, 1998 and 1999,
      respectively...........................................................            162               233
Additional paid-in capital...................................................         22,665            70,917
Accumulated deficit..........................................................           (974)          (15,135)
                                                                                ---------------- -----------------
                Total stockholders' equity...................................         21,853            56,015
                                                                                ---------------- -----------------
                Total liabilities and stockholders' equity...................        $25,876          $ 68,390
                                                                                ================ =================


                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE PERIOD FROM INCEPTION (NOVEMBER 24, 1998) THROUGH DECEMBER 31, 1998 AND FOR THE YEAR ENDED DECEMBER 31, 1999

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     INCEPTION
                                                                                   (NOVEMBER 24,
                                                                                       1998)               YEAR
                                                                                      THROUGH              ENDED
                                                                                    DECEMBER 31,        DECEMBER 31,
                                                                                       1998                1999
                                                                                -------------------- -----------------
REVENUES.....................................................................        $   772           $ 16,085
COST OF REVENUES.............................................................            403              8,366
                                                                                -------------------- -----------------
GROSS PROFIT.................................................................            369              7,719
                                                                                -------------------- -----------------
OPERATING EXPENSES:
   Advertising, promotion and selling........................................            239              7,545
   General and administrative................................................            449              4,434
   Depreciation..............................................................             15                673
   Amortization..............................................................            632              9,796
   Non-cash compensation charge..............................................            -                7,975
                                                                                -------------------- -----------------
 Total operating expenses....................................................          1,335             30,423
                                                                                -------------------- -----------------
OPERATING LOSS...............................................................           (966)           (22,704)
INTEREST INCOME (EXPENSE), NET...............................................             (8)               688
                                                                                -------------------- -----------------
NET LOSS.....................................................................        $  (974)          $(22,016)
                                                                                -------------------- -----------------
BASIC AND DILUTED LOSS PER SHARE.............................................        $ (0.06)          $  (1.08)
                                                                                ==================== =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES.....................................         16,216             20,335
                                                                                ==================== =================


                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM INCEPTION (NOVEMBER 24, 1998) THROUGH DECEMBER 31, 1998 AND FOR THE YEAR ENDED DECEMBER 31, 1999

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                              COMMON STOCK              ADDITIONAL                            TOTAL
                                   --------------------------------      PAID-IN         ACCUMULATED      STOCKHOLDERS'
                                         SHARES        AMOUNT            CAPITAL           DEFICIT            EQUITY
                                   --------------- ---------------- --------------- ------------------ ------------------
BALANCE AT INCEPTION
   (NOVEMBER 24, 1998)..........      16,215,891          $ 162           $22,665       $    -              $ 22,827
   Net loss.....................             -               -                -             (974)               (974)
                                   --------------- ---------------- --------------- ------------------ ------------------
BALANCE AT
   DECEMBER 31, 1998............      16,215,891            162            22,665           (974)             21,853
   Proceeds from private placement       908,475              9             2,232            -                 2,241
   Issuance of management shares         725,000              7             7,968            -                 7,975
   Conversion of internet.com LLC
      to internet.com Corporation            -               -               (974)           974                 -
   Exercise of warrant..........       2,075,634             21             2,979            -                 3,000
   Proceeds from initial public
      offering..................       3,400,000             34            42,795            -                42,829
   Exercise of stock options....           9,520             -                133            -                   133
   Net loss.....................             -               -             (6,881)       (15,135)            (22,016)
                                   --------------- ---------------- --------------- ------------------ ------------------
BALANCE AT
   DECEMBER 31, 1999............      23,334,520          $ 233           $70,917       $(15,135)           $ 56,015
                                   =============== ================ =============== ================== ==================


NOTE:

      Immediately prior to the closing of its initial public offering, internet.com LLC converted its business form to a corporation. This reorganization was effected by merging internet.com LLC into a newly-formed Delaware corporation called internet.com Corporation. Each member of internet.com LLC received shares of internet.com Corporation common stock in exchange for their membership units at a rate of 16,215.891 shares per membership unit. All share and per share data have been retroactively adjusted to reflect the reorganization. The net losses for the year ended December 31, 1999 have been charged to additional paid-in capital to the extent the loss related to the period prior to the initial public offering.

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE PERIOD FROM INCEPTION (NOVEMBER 24, 1998) THROUGH DECEMBER 31, 1998 AND FOR THE YEAR ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)


                                                                                       INCEPTION
                                                                                     (NOVEMBER 24,
                                                                                     1998) THROUGH        YEAR ENDED
                                                                                     DECEMBER 31,        DECEMBER 31,
                                                                                         1998                1999
                                                                                --------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..................................................................          $ (974)            $(22,016)
   Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization......................................             647               10,469
          Provision for losses on accounts receivable........................              42                  670
          Non-cash compensation charge.......................................             -                  7,975
   Changes in current assets and liabilities:
          Accounts receivable, net ..........................................            (595)              (4,193)
          Prepaid expenses and other ........................................             (23)                (467)
          Accounts payable and accrued expenses..............................             217                3,866
          Deferred revenues..................................................              74                  232
                                                                                --------------------- -----------------
               Net cash used in operating activities.........................            (612)              (3,464)
                                                                                --------------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.......................................            (546)              (2,514)
   Acquisitions of Web sites, related Internet media properties and other....            (599)             (20,670)
   Investment in internet.com Venture Funds..................................             -                 (1,855)
                                                                                --------------------- -----------------
               Net cash used in investing activities.........................          (1,145)             (25,039)
                                                                                --------------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net...............................             -                 45,070
   Proceeds from exercise of warrant.........................................             -                  3,000
   Proceeds from exercise of stock options...................................             -                    133
   Borrowings under line of credit...........................................           1,886                4,670
   Payments for line of credit...............................................             -                 (6,556)
                                                                                --------------------- -----------------
               Net cash provided by financing activities.....................           1,886               46,317
                                                                                --------------------- -----------------
Net change in cash and cash equivalents......................................             129               17,814
Cash and cash equivalents, beginning of period...............................             -                    129
                                                                                --------------------- -----------------
Cash and cash equivalents, end of period.....................................          $  129             $ 17,943
                                                                                --------------------- -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
   Cash paid for interest....................................................          $    8             $     92
                                                                                ===================== =================
   Cash paid for income taxes................................................          $  -               $    -
                                                                                ===================== =================


                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE PERIOD FROM INCEPTION (NOVEMBER 24, 1998) THROUGH DECEMBER 31, 1998 AND FOR THE YEAR ENDED DECEMBER 31, 1999

1.  THE COMPANY

      internet.com owns and operates a leading network of integrated business-to-business Web sites and related Internet media properties focused solely on the Internet industry. As of December 31, 1999, this network of Internet media properties consisted of 89 Web sites, 142 e-mail newsletters, 101 online discussion forums and 76 moderated e-mail discussion lists. The network is organized into 12 vertical content channels to serve Internet users, which include Internet industry and Internet technology professionals, Web developers and experienced Internet users.

      Since all of internet.com's product and services relate to providing Internet-related information to Internet industry and Internet technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet.

      On June 25, 1999, internet.com completed an initial public offering ("IPO") of 3,400,000 shares of common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $42.9 million (net of underwriters' commissions and offering expenses of approximately $4.7 million).

      Immediately prior to the closing of its initial public offering, internet.com LLC converted its business form to a corporation. This reorganization was effected by merging internet.com LLC into a newly-formed Delaware corporation called internet.com Corporation.

      For presentation purposes the financial statements have been restated as if internet.com had always been a corporation.

2.  HISTORY

      internet.com LLC was formed as part of the acquisition of Mecklermedia Corporation by Internet World Media, a wholly-owned subsidiary of Penton Media (a publicly-owned corporation). During the negotiation of this acquisition, Penton Media indicated that it did not wish to retain all of iWorld Corporation, Mecklermedia's Internet business, because it believed that the Internet business was inconsistent with its strategic direction. However, Penton Media indicated that it wanted Internet World Media to maintain a minority interest in the Internet business due to its belief that the Internet business had the potential to become profitable in the future. As a result, Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer, agreed to purchase an 80.1% interest in the Internet business from Internet World Media for a total of $18.0 million in cash and a warrant valued at $284,000 immediately following the acquisition of Mecklermedia by Internet World Media which imputed a purchase price of $22.8 million. On November 24, 1998, Mecklermedia was acquired by Internet World Media in an all-cash tender offer. Following its purchase of Mecklermedia, Internet World Media caused iWorld Corporation to be merged into internet.com LLC, a newly-formed Delaware limited liability company. Internet World Media then sold 80.1% of its membership interest in internet.com to Alan M. Meckler (including four trusts for the benefit of his children) for a total of $18.0 million in cash and a warrant valued at $284,000. Internet World Media retained a 19.9% interest in internet.com LLC and a warrant to acquire up to an additional 128 membership units in internet.com LLC (representing 2,075,634 shares of our common stock) for up to $3.0 million. For accounting purposes, the warrant was valued at $284,000 which reflected the present value of the strike price using a risk free rate of return over a three year term, as compared to the cash price per share paid to Penton Media. This warrant was exercised by Penton Media on June 24, 1999.

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

      The allocation of Internet World Media's valuation, which was pushed down to internet.com LLC, including the warrant, was as follows (in thousands):


        Accounts receivable                                                      $  1,170
        Prepaid expenses and other                                                    289
        Property and equipment                                                        850
        Intangible assets                                                          22,365
        Accounts payable                                                             (299)
        Accrued payroll and related expenses                                         (136)
        Accrued Web site acquisition payments                                        (485)
        Accrued expenses and other                                                   (148)
        Borrowings under line of credit                                              (685)
                                                                                ----------
                                                                                 $ 22,921
                                                                                ==========


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of internet.com, its majority owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION. internet.com barters portions of the unsold advertising impressions generated by its Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists for advertising and promotion in media properties owned by Penton Media and other third parties. In addition, internet.com barters a portion of unsold advertising impressions for equity interests in the internet.com venture funds' portfolio companies. internet.com did not record the effects of such barter transactions in its financial statements.

      internet.com generates its revenues from eight primary sources: the sale of advertising on its Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements; seminars, subscriptions to paid e-mail newsletters; permission based opt-in e-mail list rentals; licensing of editorial content, brands and software; online press release distribution services and venture fund management fees.

               ADVERTISING REVENUES. Advertising revenue is recognized ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of advertising impressions, or times that an advertisement is viewed by users of internet.com's Web sites and related Internet media properties.

               E-COMMERCE REVENUES. E-commerce agreements generally include a fixed fee for advertising and/or revenue sharing for sales made by the e-commerce vendors. The advertising component of these agreements is recognized ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. The revenue sharing component of these agreements is recognized as revenue in the period that the underlying sale is made by the e-commerce vendor.

               SEMINARS. Seminar revenue relates to registration fees received from attendees at our offline seminars, as well as advertisers and vendor sponsorships. Revenue for seminars is recognized in the period in which the seminar is held. Deferred revenues relate to the portion of collected seminar registration fees and advertiser and vendor sponsorships that have been collected prior to the commencement of the seminars.

               PAID SUBSCRIPTION REVENUES. Subscription revenue relates to customer subscriptions to our paid e-mail newsletters. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which have not yet been recognized as revenue.

               PERMISSION BASED OPT-IN E-MAIL LIST RENTAL REVENUES. Permission based opt-in e-mail list revenue relates to customer subscription to our opt-in e-mail lists through a third party agent. Revenue is recorded on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

               LICENSING REVENUES. The licensing agreements vary, with internet.com generating fixed fees and royalties for monthly access to editorial content, brands and software produced by internet.com. Such amounts are recognized as revenue in the month earned.

               ONLINE PRESS RELEASE DISTRIBUTION SERVICES. Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM which we acquired in October 1999. We distribute e-mail based press releases to over 4,000 registered journalists. Revenue from this service is recorded on a per use basis and recognized at the time of distribution.

               VENTURE FUND MANAGEMENT FEES. Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC and internet.com Venture Fund II LLC. Management fees are recognized ratably over the period the services are rendered. In addition, internet.com is entitled to 20% of the realized gains from the portfolio investments, which are recognized at the time of distribution from the venture funds.

      USE OF ESTIMATES IN THE FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject internet.com to a significant concentration of credit risk consist primarily of cash and accounts receivable. internet.com deposits the majority of its cash with a single financial institution. Most of internet.com's accounts receivable as of December 31, 1998 and 1999 are from Internet-related businesses.

      At December 31, 1998 and 1999, three customers accounted for 38% and 20% of accounts receivable, respectively. For the period from inception (November 24, 1998) through December 31, 1998, and for the year ended December 31, 1999, one customer accounted for 25% and 10% of revenues, respectively.

      CASH AND CASH EQUIVALENTS. internet.com considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1998 and 1999, internet.com had no investments with maturities greater than three months.

      FINANCIAL INSTRUMENTS. The recorded amounts of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and debt approximate their fair values due to their short maturities.

      PROPERTY AND EQUIPMENT. Depreciation of computer equipment and software is provided for by the straight-line method over estimated useful lives ranging from three to five years. Depreciation of furniture, fixtures and equipment is provided for by the straight-line method over estimated useful lives ranging from five to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the lease term.

      Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred; replacements, renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts and the gains or losses thereon are reflected in operations.

      INTANGIBLE ASSETS. Intangible assets, primarily consisting of goodwill, are being amortized using the straight-line method over three years.

      IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the assets. internet.com believes no such impairment exists as of December 31, 1999.

      INVESTMENTS IN INTERNET.COM VENTURE FUNDS. Investments in internet.com venture capital funds are accounted for at cost. These investments are reviewed whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Since these investments do not have a readily determinable fair value, the valuation of these investments is subject to uncertainty.

      ACCRUED WEB SITE ACQUISITION PAYMENTS. Accrued Web site acquisition payments consist of future amounts payable under purchase agreements for Web sites and related Internet media properties.

      ADVERTISING EXPENSE. internet.com expenses advertising costs as incurred. Advertising expense was $44,000 and $670,000 for the period from inception (November 24, 1998) through December 31, 1998 and for the year ended December 31, 1999, respectively.

      WEB SITE DEVELOPMENT COSTS. Web site development costs include expenses incurred by internet.com to develop, enhance, manage, monitor and operate our Web sites. Web site development costs are expensed as incurred.

      INCOME TAXES. internet.com accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

      STOCK BASED COMPENSATION. internet.com grants to certain employees stock options with an exercise price equal to the fair value of the shares at the date of grant. internet.com accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for such grants.

      In October 1995, Statement of Financial Accounting Standard "SFAS" No. 123, "Accounting for Stock-Based Compensation", was issued. As permitted under the provisions of SFAS No. 123, internet.com has not changed its method of accounting for stock-based compensation; however, SFAS No. 123 requires additional footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost.

      RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 is not expected to have a material effect on internet.com's financial statements.

      In January 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-17, "Accounting for Advertising Barter Transactions," to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and the fair value recognized disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. Accordingly, internet.com will record the financial statement effects of barter transactions at their estimated fair value, prospectively, beginning in January 2000.

4.  COMPUTATION OF NET LOSS PER SHARE

      Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

      Computations of basic and diluted loss per share for the period from inception (November 24, 1998) through December 31, 1998 and for the year ended December 31, 1999 are as follows (in thousands, except per share amounts):


                                                                             INCEPTION
                                                                           (NOVEMBER 24,
                                                                           1998) THROUGH         YEAR ENDED
                                                                         DECEMBER 31, 1998    DECEMBER 31, 1999
                                                                         -----------------    -----------------
        BASIC AND DILUTED NET LOSS PER SHARE
        Numerator:  Net loss..........................................     $    (974)           $(22,016)
        Denominator:  Weighted average shares outstanding.............        16,216              20,335
                                                                           -----------          ----------
        Basic and diluted loss per share..............................     $    (.06)           $  (1.08)
                                                                           ===========          ==========

5.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):



                                                                           DECEMBER 31,         DECEMBER 31,
                                                                               1998                 1999
                                                                           ------------         ------------
        Computer equipment and software..............................          $1,248               $2,996
        Furniture, fixtures and equipment............................             147                  654
        Leasehold improvements.......................................             -                    259
                                                                           ------------         ------------
                                                                                1,395                3,909
        Less: Accumulated depreciation...............................             (15)                (688)
                                                                           ------------         ------------
        Property and equipment, net..................................          $1,380               $3,221
                                                                           ============         ============


6.  INTANGIBLE ASSETS

      Intangible assets consisted of the following (in thousands):


                                                                             DECEMBER 31,       DECEMBER 31,
                                                                                 1998                 1999
                                                                             ------------       ------------
        Goodwill.....................................................         $  22,695            $ 48,752
        Trademarks...................................................               269                 762
                                                                             ------------       ------------
                                                                                 22,964              49,514
        Less: Accumulated amortization...............................              (632)            (10,428)
                                                                             ------------       ------------
        Intangible assets, net.......................................         $  22,332            $ 39,086
                                                                             ============       ============

7.  ACQUISITIONS

      From inception (November 24, 1998) through December 31, 1998 and for the year ended December 31, 1999, internet.com made two and 19 acquisitions of Web sites and related Internet media properties for a total of $580,000 and $23.8 million, respectively. These acquisitions were accounted for as purchases. Eighteen of these acquisitions provide for contingent payments to be made after the acquisition date based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties have minimal tangible assets or liabilities. Therefore, the entire purchase price has been recorded as intangible assets on a preliminary basis and is being amortized over its estimated useful life of three years for these acquisitions. The purchase accounting for these acquisition will be finalized at a later date not to exceed one year from the purchase date of each acquisition.

      The unaudited pro forma information below presents results of operations as if the 1999 acquisitions occurred at January 1, 1999. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results (in thousands, except per share amounts):


                                                                            YEAR ENDED
                                                                            DECEMBER 31,
                                                                                1999
                                                                            ------------
        Revenues.....................................................        $  18,804
                                                                            ============
        Net loss.....................................................        $ (28,107)
                                                                            ============
        Basic and diluted loss per share.............................        $   (1.38)
                                                                            ============


8.  INVESTMENTS IN INTERNET.COM VENTURE FUNDS

      Investments in internet.com venture funds consisted of the following (in thousands):


                                                                            DECEMBER 31,
                                                                                1999
                                                                         -----------------
        Investment in internet.com Venture Fund I LLC................         $    700
        Investment in internet.com Venture Fund II LLC...............            1,155
                                                                         -----------------
        Investments in internet.com venture funds....................         $  1,855
                                                                         -----------------


      internet.com Venture Fund I LLC ("Fund I") and internet.com Venture Fund II LLC ("Fund II") (or collectively referred to as the "Funds") were organized on March 23, 1999 and September 7, 1999, respectively, as Delaware limited liability companies. I-Venture Management LLC, a wholly-owned subsidiary of internet.com, is the managing member and acts as the Funds' investment manager and makes all investment decisions on behalf of both Funds. internet.com is responsible for the day-to-day operation of the Funds.

      The Funds' investment objective is to maximize capital appreciation through investments in Internet related companies that have a broad focus on content outside the areas of e-business and Internet technology and are believed to have high growth potential.

      As of December 31, 1999, internet.com had a 14% and 10%, investment in each of the Fund I and Fund II, respectively. Accordingly, internet.com accounts for these investments on the cost basis, subject to review for impairment. As of December 31, 1999, internet.com was fully invested in Fund I and internet.com had approximately $385,000 of unpaid capital commitments to Fund II that were called by the fund and paid to Fund II in January 2000.

      internet.com is entitled to a 2% management fee for the day-to-day management of the Funds, which amounted to $107,000 for the year ended December 31, 1999. As of December 31, 1999, amounts owed to internet.com for management fees were $15,000. In addition, internet.com is entitled to reimbursement for certain costs associated with the operations of Fund I and Fund II. These amounted to $30,000 and $14,000 as of December 31, 1998 and 1999, respectively.

9.  LINE OF CREDIT

      internet.com had a $6.0 million line of credit with a bank secured by a personal guarantee from Alan M. Meckler, Chairman and Chief Executive Officer of internet.com. internet.com had outstanding borrowings under the line of credit of approximately $1.9 million as of December 31, 1998. Interest expense on this line was based on the lower of prime plus 1% or LIBOR plus .65% (5.7% as of December 31, 1998). On June 30, 1999, internet.com paid the outstanding balance under its line of credit of approximately $5.0 million and terminated the line of credit.

10.  PREFERRED STOCK

      On June 25, 1999, in conjunction with internet.com's IPO, internet.com authorized the issuance of 4,000,000 shares of preferred stock, $.01 par value (the "Preferred Stock").

      The Board of Directors has the authority, without further vote or action by the stockholders, to issue the undesignated shares of Preferred Stock in one or more series and to fix all rights, qualifications, preferences, limitations and restrictions of each series, including dividend rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

11.  NON-CASH COMPENSATION CHARGE

      In March 1999, internet.com LLC granted 4% of its total membership units at the time to certain of its employees. As these membership units vested upon the completion of the IPO, internet.com recorded an $8.0 million compensation charge concurrent with the completion of the IPO on June 25, 1999.

12.  INCOME TAXES

      No benefit for federal and state income taxes is reported in the financial statements for the period from inception (November 24, 1998) through December 31, 1998 as internet.com had elected to be taxed as a partnership prior to the reorganization of internet.com LLC into a subchapter C-Corporation which took effect immediately prior to the closing of the IPO. The federal and state income tax effects of internet.com's results of operations were recorded by the members in their respective income tax return for the period from inception (November 24, 1998) through the consummation of the IPO on June 25, 1999.

      internet.com did not provide for any current or deferred United States federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception.

      As of December 31, 1999, internet.com had future federal and state income tax benefits as follows (in thousands):


                                                                                                      DECEMBER 31,
                                                                                                          1999
                                                                                                  --------------------
        Net operating losses..................................................................        $ 2,646
        Excess of amortization of intangibles for financial reporting purposes over income taxes        2,740
        Excess of depreciation of property and equipment for income tax purposes over financial
           reporting..........................................................................            (60)
        Reserves recorded for financial reporting purposes ...................................            523
        Total future federal and state income tax benefits....................................          5,849
        Less valuation allowance..............................................................         (5,849)
                                                                                                  --------------------
        Deferred income tax asset.............................................................        $   -
                                                                                                  ====================


      internet.com has a valuation allowance as of December 31, 1999, which fully offsets its deferred income tax assets. Due to internet.com's brief operating history, recent historical losses and the fact that there is no guarantee that internet.com will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets.

      As of December 31, 1999, internet.com has approximately $2.1 million of net operating losses for federal income tax purposes, which begin to expire in 2018. internet.com also has $527,000 of net operating loss carryforwards for state income tax purposes, which begin to expire in 2003.

      A reconciliation setting forth the difference between internet.com's effective income tax rate and the U.S. Federal statutory income tax rate is as follows (in thousands):


                                                                                                   DECEMBER 31,
                                                                                                        1999
                                                                                                  -------------------
        Federal statutory tax rate............................................................       $(4,000)
        State taxes...........................................................................          (527)
        Losses without income tax benefits....................................................         4,071
        Provision for non-deductible expenses.................................................           426
        Other.................................................................................            30
                                                                                                  -------------------
                                                                                                     $   -
                                                                                                  -------------------


13.  COMMITMENTS AND CONTINGENCIES

      internet.com has entered into various operating leases for each of its office facilities. Generally under the lease agreements, internet.com is obligated to pay a proportionate share of all electricity, heating, ventilation and air conditioning costs for these premises. Rent expense for leased facilities was $7,000 and $460,000 for the period from inception (November 24, 1998) through December 31, 1998 and the year ended December 31, 1999, respectively.

      Future annual minimum lease payments under all operating leases were as follows (in thousands):


        YEAR ENDING DECEMBER 31,
        ------------------------
        2000.........................................................      $1,179
        2001.........................................................       1,104
        2002.........................................................       1,059
        2003.........................................................         610
        2004.........................................................         383
        Thereafter...................................................         -
                                                                          --------
                                                                           $4,335
                                                                          --------


      internet.com has entered into employment agreements with two of its officers with terms ranging from six months to one year.

      Prior to the effectiveness of the registration of the shares of internet.com common stock being sold in the IPO, one of internet.com's underwriters mailed written materials to 278 persons internet.com had designated as potential purchasers of up to 170,000 shares of common stock in the IPO through a directed share program. These materials requested that any of the recipients who wished to purchase shares of internet.com's common stock through the directed share program send payment for such shares to this underwriter prior to the effectiveness of the registration of the shares of internet.com's common stock being sold in the IPO. These materials may constitute a prospectus that does not meet the requirements of the Securities Act of 1933.

      In addition, as of June 21, 1999 this underwriter had received funds from 88 persons seeking to subscribe for the entire $1.9 million of common stock reserved for issuance in the directed share program. This receipt of payment may have constituted a sale of internet.com's common stock in violation of the Securities Act of 1933. If the mailing of these materials or the receipt of funds by this underwriter did constitute a violation of the Securities Act of 1933, the recipients of the letter who purchased common stock in the IPO would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue internet.com for damages resulting from their purchase of common stock. These refunds or damages could total up to approximately $1.9 million, based on an assumed initial public offering price of $11.00 per share, if these investors seek recovery or damages after an entire loss of their investment. While the ultimate outcome of these matters cannot be determined, internet.com does not expect that they will have a material adverse effect on its financial position, results of operations or cash flows.

      A complaint seeking class action status was filed in Delaware Chancery Court on June 16, 1999 by a former shareholder of Mecklermedia Corporation alleging that certain officers and directors of Mecklermedia Corporation breached their fiduciary duties in connection with the sale of Mecklermedia Corporation to Penton Media. This former shareholder of Mecklermedia Corporation has asserted claims for damages against the officers and directors and has also named internet.com Corporation as a defendant seeking that a constructive trust be established. All of the defendants deny such allegations and intend to vigorously defend themselves.

      internet.com is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of internet.com.

14.  EMPLOYEE BENEFIT PLAN

      internet.com has a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation to the plan. At the discretion of the board of directors, internet.com may also make contributions each year for the benefit of all eligible employees under the plan. There were no discretionary contributions for the period from inception (November 24, 1998) through December 31, 1998 and for the year ended December 31, 1999, respectively.

15.  STOCK INCENTIVE PLAN

      In April 1999, internet.com established a stock incentive plan under which internet.com may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors up to an aggregate of 2,000,000 shares of common stock of which 592,350 options were granted immediately prior to the IPO. The exercise price of the options granted under the stock incentive plan will not be less than the fair market value of the shares of internet.com's common stock on the date of grant. The plan will terminate on April 15, 2009.

      A summary of the status of internet.com's stock option plan as of December 31, 1999, and changes during the year ending December 31, 1999 are presented below:


                                                                                  DECEMBER 31, 1999
                                                                            -----------------------------
                                                                                               WEIGHTED
                                                                              NUMBER           AVERAGE
                                                                                OF             EXERCISE
                                                                              OPTIONS          PRICE
                                                                            -------------- --------------
        Outstanding at beginning of year................................           -          $   -
        Granted.........................................................       1,157,100       17.03
        Exercised.......................................................          (9,520)      14.00
        Forfeited.......................................................         (56,850)      14.11
                                                                            -------------- --------------
        Outstanding at December 31, 1999................................       1,090,730       17.21
                                                                            ==============

        Options exercisable at end of year..............................          31,980      $42.89
                                                                            ============== ==============
        Weighted average fair value of options granted
            during the year.............................................          $13.46
                                                                            ==============


      The following table summarizes information about stock options outstanding at December 31, 1999:


                                               OUTSTANDING                                       EXERCISABLE
                     -------------------------------------------------------------------------------------------------------
                                                WEIGHTED-
                                                 AVERAGE
                              NUMBER OF         REMAINING       WEIGHTED-            NUMBER OF         WEIGHTED-
                             OPTIONS AT          YEARS OF        AVERAGE             OPTIONS AT         AVERAGE
RANGE OF                     DECEMBER 31,      CONTRACTUAL       EXERCISE            DECEMBER 31,       EXERCISE
EXERCISE PRICES                 1999              LIFE            PRICE                 1999            PRICE
                    ---------------------- ----------------- ------------------ ------------------- ------------------------
$12.031-$16.281              952,330                7.99           $14.33                 6,980          $13.83
$19.970-$19.970               46,550                9.83           $19.97                   -            $   -
$37.090-$37.090               19,650                9.92           $37.09                   -            $   -
$42.380-$52.500               72,200                9.97           $47.92                25,000          $51.00
                    ----------------------                                      ------------------
                           1,090,730                                                     31,980
                    ======================                                      ==================

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999: risk-free interest rates of 6.72%; expected lives of 3 years; expected dividend rate of zero; and expected volatility of 138%.

      internet.com applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock option plan.

      The following table reflects pro forma net loss and loss per share had internet.com elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share amounts):



                                                                              INCEPTION
                                                                             NOVEMBER 24,
                                                                            (1998) THROUGH        YEAR ENDED
                                                                              DECEMBER 31,       DECEMBER 31,
                                                                               1998                 1999
                                                                          ------------------- ------------------
        Net loss

           As reported................................................         $ (974)           $(22,016)
                                                                               =======           =========
           Pro forma..................................................         $ (974)           $(24,635)
                                                                               =======           =========
        Basic and diluted loss per share
           As reported ...............................................         $ (.06)           $  (1.08)
                                                                               =======           =========
           Pro Forma..................................................          $(.06)           $  (1.21)
                                                                               =======           =========


      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

16.  RELATED PARTY TRANSACTIONS

      internet.com, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement dated November 24, 1998, whereby internet.com agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to internet.com by Internet World Media, Inc. and Penton Media, Inc. The Services Agreement expires November 23, 2001 and will automatically renew for three-year terms unless canceled by either party.

      On November 24, 1998, internet.com entered into a Trademark Co-License Agreement with Internet World Media. Internet World Media provides internet.com with a royalty-free license to use several of its trademarks in connection with the inclusion of those trademarks on internet.com's network of Web sites and related Internet media properties. internet.com provides Internet World Media with a royalty-free license to use several of internet.com's trademarks in Internet World Media's INTERNET WORLD, BOARDWATCH and DIRECTORY OF INTERNET SERVICE PROVIDERS print publications, at Internet World Media's Internet World and ISPCON trade shows and conferences and in promotional materials for those print publications, trade shows and conferences.

      On November 24, 1998, internet.com entered into a Copyright Co-License Agreement with Internet World Media. Internet World Media provides internet.com with a royalty-free license to use several of its copyrights in connection with the inclusion of those copyrights and material protected by those copyrights on internet.com's network of Web sites and related Internet media properties. internet.com provides Internet World Media with a royalty-free license to use several of internet.com's copyrights and the material protected by those copyrights in Internet World Media's INTERNET WORLD, BOARDWATCH and DIRECTORY OF INTERNET SERVICE PROVIDERS print publications.

      I-Venture Management LLC, a wholly owned subsidiary of internet.com serves as the managing member of internet.com Venture Fund I LLC and internet.com Venture Fund II LLC. Certain directors and officers of internet.com serve as directors and officers of I-Venture Management LLC.

      From November 24, 1998 through November 1999, internet.com occupied space in Penton Media, Inc. facilities in Westport, Connecticut to house its corporate headquarters and in Burlingame, California to house a portion of its sales force. Rent expense for this space was $7,000 for the period from inception (November 24, 1998) through December 31, 1998 and $77,000 for the year ended December 31, 1999. internet.com was obligated to pay its proportionate share of all electricity, heating, ventilation and air conditioning costs for these premises.

      internet.com made a $180,000 non-interest bearing loan to one of its stockholders in 1997, which is still outstanding and is included in other assets as of December 31, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of internet.com LLC:

      We have audited the accompanying balance sheets of the iWorld Division of Mecklermedia Corporation, as of September 30, 1997 and 1998, and the related statements of operations, changes in division equity and cash flows for the years ended September 30, 1997 and 1998 and for the period October 1, 1998 through November 23, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the iWorld division of Mecklermedia Corporation, as of September 30, 1997 and 1998, and the results of its operations and its cash flows for the years ended September 30, 1997 and 1998, and for the period October 1, 1998 through November 23, 1998, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
April 5, 1999

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1998

                                 (IN THOUSANDS)


                                                                                              SEPTEMBER 30,
                                                                                      ----------       -----------
                                                                                          1997             1998
                                                                                      ----------       -----------
                                     ASSETS
CURRENT ASSETS:
   Accounts receivable, net of allowances of $17 and $149, respectively.......          $  432            $1,002
   Prepaid expenses and other.................................................              70               257
                                                                                      ----------       -----------
                Total current assets..........................................             502             1,259

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $483 and $912,
    respectively..............................................................             831             1,336
INTANGIBLE ASSETS, net of accumulated amortization of $614 and $1,534
    respectively..............................................................           1,479             4,630
                                                                                      ----------       -----------
                Total assets..................................................          $2,812            $7,225
                                                                                      ----------       -----------
                         LIABILITIES AND DIVISION EQUITY
CURRENT LIABILITIES:
   Accounts payable...........................................................          $  162            $  316
   Accrued payroll and related expenses.......................................             475               625
   Accrued expenses...........................................................              31                32
                                                                                      ----------       -----------
                Total current liabilities.....................................             668               973

DIVISION EQUITY...............................................................           2,144             6,252
                                                                                      ----------       -----------
                Total liabilities and division equity.........................          $2,812            $7,225
                                                                                      ==========       ===========



                       See notes to financial statements.

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                            STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998 AND
            THE PERIOD FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998

                                 (IN THOUSANDS)


                                                              FOR THE YEARS ENDED           OCTOBER 1, 1998
                                                                 SEPTEMBER 30,                  THROUGH
                                                            1997              1998         NOVEMBER 23, 1998
                                                      --------------   ---------------- -----------------------
REVENUES.........................................          $ 1,479          $ 3,544              $ 778
COST OF REVENUES.................................            1,171            2,171                456
                                                      --------------   ---------------- -----------------------
GROSS PROFIT.....................................              308            1,373                322
                                                      --------------   ---------------- -----------------------
OPERATING EXPENSES:

Advertising, promotion and selling...............              881            1,406                441
General and administrative.......................              751            1,349                195
Depreciation.....................................              326              429                 67
Amortization.....................................              505              920                 86
                                                      --------------   ---------------- -----------------------
TOTAL OPERATING EXPENSES.........................            2,463            4,104                789
                                                      --------------   ---------------- -----------------------
 NET LOSS........................................          $(2,155)         $(2,731)             $(467)
                                                      --------------   ---------------- -----------------------


                       See notes to financial statements.

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                    STATEMENTS OF CHANGES IN DIVISION EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998
        AND FOR THE PERIOD FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998

                                 (IN THOUSANDS)


BALANCE AT SEPTEMBER 30, 1996...............................................................          $   808
Contributions from Mecklermedia Corporation.................................................            3,491
Net loss....................................................................................           (2,155)
                                                                                                      --------
BALANCE AT SEPTEMBER 30, 1997...............................................................            2,144
Contributions from Mecklermedia Corporation.................................................            6,839
Net loss....................................................................................           (2,731)
                                                                                                      --------
BALANCE AT SEPTEMBER 30, 1998...............................................................            6,252
Contributions from Mecklermedia Corporation.................................................            3,877
Net loss....................................................................................             (467)
                                                                                                      --------
BALANCE AT NOVEMBER 23, 1998................................................................          $ 9,662
                                                                                                      ========


                       See notes to financial statements.

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998
        AND FOR THE PERIOD FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998

                                 (IN THOUSANDS)


                                                                      FOR THE YEARS ENDED
                                                                          SEPTEMBER 30,            OCTOBER 1, 1998
                                                               -------------------------------         THROUGH
                                                                     1997              1998         NOVEMBER 23, 1998
                                                               ---------------   -------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................       $(2,155)          $(2,731)           $  (467)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization.........................           831             1,349                153
      Changes in operating assets and liabilities:
        Accounts receivable, net............................          (261)             (570)              (326)
        Prepaid expenses and other..........................           (41)             (187)               (28)
        Accounts payable and accrued expenses...............           534               305               (725)
                                                               ---------------   -------------     ---------------
            Net cash used in operating activities...........        (1,092)           (1,834)            (1,393)
                                                               ---------------   -------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment......................          (740)             (934)               (91)
   Acquisitions of Web sites, related Internet media
     properties and other...................................        (1,659)           (4,071)            (2,393)
                                                               ---------------   -------------     ---------------
            Net cash used in investing activities...........        (2,399)           (5,005)            (2,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Contributions from Mecklermedia Corporation..............         3,491             6,839              3,877
                                                               ---------------   -------------     ---------------
            Net cash provided by financing activities.......         3,491             6,839              3,877
                                                               ---------------   -------------     ---------------
Net change in cash..........................................           -                 -                  -
Cash at beginning of period.................................           -                 -                  -
                                                               ---------------   -------------     ---------------
Cash at end of period.......................................       $   -             $   -              $   -
                                                               ===============   =============     ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
   Cash paid for interest...................................       $   -             $   -              $   -
                                                               ===============   =============     ===============
   Cash paid for income taxes...............................       $   -             $   -              $   -
                                                               ===============   =============     ===============


                                        See notes to financial statements.

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998
        AND FOR THE PERIOD FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998

1.  ORGANIZATION AND NATURE OF BUSINESS

      The accompanying financial statements and related notes reflect the carved-out historical results of operations and financial position of the iWorld division of Mecklermedia Corporation ("iWorld"). The Statements of Operations include all revenues and costs directly attributable to iWorld, including costs for facilities, functions and services used by iWorld at shared sites and allocations of costs for certain administrative functions and services performed by centralized departments within Mecklermedia Corporation.

      iWorld consisted of a network of Web sites and related Internet media properties that delivered the latest news and resources for the Internet industry, directories of Internet products and services, back issues of the Mecklermedia Corporation's print publications, and information about Mecklermedia Corporation's trade shows.

      Costs were allocated to iWorld based on management's estimate of costs attributable to the operation of the business. Such costs are not necessarily indicative of the costs that would have been incurred if iWorld had been a separate entity.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION. iWorld bartered portions of the unsold advertising impressions generated by its Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists for advertising and promotion in media properties owned by third parties. iWorld did not record any revenues for such barter transactions.

       iWorld generated its revenues from four primary sources: the sale of advertising on its Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements; licensing of editorial content, brands and software; and subscriptions to paid e-mail newsletters.

               ADVERTISING REVENUES. Advertising revenue is recognized ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of advertising impressions, or times that an advertisement is viewed by users iWorld's Web sites and related Internet media properties.

               E-COMMERCE REVENUES. E-commerce agreements generally include a fixed fee for advertising and/or revenue sharing for sales made by the e-commerce vendors. The advertising component of these agreements is recognized ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. The revenue sharing component of these agreements is recognized as revenue in the period that the underlying sale is made by the e-commerce vendor.

               LICENSING REVENUES. The licensing agreements vary, with iWorld typically generating fixed 1fees and royalties for monthly access to editorial content produced by iWorld. Such amounts are recognized as revenue in the month earned.

               PAID SUBSCRIPTION REVENUES. Subscription revenue relates to customer subscriptions to our paid e-mail newsletters. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which have not yet been recognized as revenue.

      USE OF ESTIMATES IN THE FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject iWorld to a significant concentration of credit risk consist primarily of cash and accounts receivable. iWorld deposits all its cash primarily with a single financial institution. Most of iWorld's accounts receivable as of September 30, 1997, and 1998 are from Internet-related businesses.

      At September 30, 1997, and 1998, four and three customers accounted for 33% and 28% of accounts receivable, respectively. For the year ended September 30, 1997, two customers accounted for 38% of revenues. For the year ended September 30, 1998, one customer accounted for 17% of revenues. For the period from October 1, 1998 through November 23, 1998, one customer accounted for 21% of revenues.

      FINANCIAL INSTRUMENTS. The recorded amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

      PROPERTY AND EQUIPMENT. Depreciation of computer equipment and software is provided for by the straight-line method over estimated useful lives ranging from three to five years. Depreciation of furniture, fixtures and equipment is provided for by the straight-line method over estimated useful lives ranging from five to ten years. Amortization of leasehold improvements is provided for over the lesser of the term of the related lease or the estimated useful life of the improvement.

      Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred; replacements, renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts and the gains or losses thereon are reflected in operations.

      INTANGIBLE ASSETS. Intangible assets, primarily consisting of goodwill, resulting from acquisitions of Web sites and related Internet media properties are being amortized using the straight-line method over periods ranging from three to five years.

      INCOME TAXES. The taxable losses of iWorld for each of the two years in the period ended September 30, 1998 and for the period October 1, 1998 through November 23, 1998 were included in the Mecklermedia Corporation's consolidated income tax returns. For all periods presented, deferred income taxes and related income tax expenses have been recorded by applying the asset and liability approach to each component of iWorld as if it were a separate taxpayer. Under this approach, deferred tax assets and liabilities represent the expected future tax consequences of carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities.

      ADVERTISING COSTS. iWorld expensed advertising costs as incurred. Advertising expense was $163,000, $320,000, and $167,000 for the years ended September 30, 1997 and 1998, and for the period from October 1, 1998 through November 23, 1998, respectively.

3.  PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):


                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
                                                                                1997              1998
                                                                            ------------    -------------
        Computer equipment...........................................         $1,124            $1,694
        Furniture, fixtures and equipment............................            142               420
        Leasehold improvements.......................................             48               134
                                                                            ------------    -------------
                                                                               1,314             2,248
        Less: Accumulated depreciation...............................           (483)             (912)
                                                                            ------------    -------------
        Property and equipment, net..................................         $  831            $1,336
                                                                            ============    =============


4.  INTANGIBLE ASSETS

      Intangible assets consisted of the following (in thousands):


                                                                                    SEPTEMBER 30,
                                                                             ---------------------------
                                                                                1997              1998
                                                                             ------------    -----------
        Goodwill.....................................................         $1,787            $ 5,690
        Trademarks...................................................            306                474
                                                                             ------------    -----------
                                                                               2,093              6,164
        Less: Accumulated amortization...............................           (614)            (1,534)
                                                                             ------------    -----------
        Intangible assets, net.......................................         $1,479            $ 4,630
                                                                             ============    ===========



5.  ACQUISITIONS OF ASSETS

      iWorld acquired two, nine and four Web sites and related Internet media properties for $1.4 million, $3.9 million and $2.4 million during the years ended September 30, 1997 and 1998 and the period from October 1, 1998 through November 23, 1998, respectively. These acquisitions were accounted for as purchases. Certain of these acquisitions provide for contingent payments to be made one year after the acquisition dates based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties had no tangible assets or liabilities and therefore the entire purchase price has been recorded as goodwill and is being amortized over its estimated useful life. The pro forma results for the years ended September 30, and 1997 and 1998 and the period from October 1, 1998 through November 23, 1998, assuming these acquisitions had been made at the beginning of the period, would not be materially different from reported results.

6.  INCOME TAXES

      The operating results of iWorld were included in the consolidated tax returns of Mecklermedia. The methodology for allocating income tax expense to iWorld is set forth in Note 2. For all periods presented, valuation allowances were recorded against income tax benefits generated from the losses from iWorld.

      iWorld did not provide for any current or deferred United States federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception.

      At September 30, 1997 and 1998 and November 23, 1998, iWorld had future federal and state income tax benefits as follows (in thousands):


                                                                 FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,             NOVEMBER 23,
                                                            ---------------------------
                                                               1997             1998             1998
                                                            ----------     -------------    ---------------
        Net operating losses........................         $ 1,390          $ 2,388           $ 2,559
        Excess of amortization of intangibles for
            financial reporting purposes over income
            taxes...................................             114              314               307
        Excess of depreciation of property and
            equipment for income tax purposes over
            financial reporting.....................             (44)             (58)              (58)
        Reserves recorded for financial reporting
            purposes................................              41               38                99
        Total future federal and state income tax
            benefits................................           1,501            2,682             2,907
                                                            ----------     -------------    ---------------
        Less valuation allowances...................          (1,501)          (2,682)           (2,907)
                                                            ----------     -------------    ---------------
        Deferred income tax asset...................         $   -            $   -             $   -
                                                            ==========     =============    ===============



      At November 23, 1998, iWorld had available net operating loss carryforwards for its federal income tax purposes of approximately $7.0 million which will expire beginning in 2009.

      A reconciliation setting forth the difference between the effective income tax rate of iWorld and the U.S. Federal statutory tax rate is as follows (in thousands):


                                                                                            OCTOBER 1, 1998
                                                                 FOR THE YEARS ENDED            THROUGH
                                                                   SEPTEMBER 30,             NOVEMBER 23,
                                                             1997             1998               1998
                                                           ---------       ------------     ------------
     Federal statutory tax rate.....................         $ 733            $   928          $  159
     State taxes....................................           105                133              23
     Losses without income tax benefits.............          (841)            (1,064)           (183)
     Provision for non-deductible expenses..........             3                  3               1
                                                           ---------       ------------     ------------
                                                             $  -             $   -            $  -
                                                           =========       ============     ============



7.  EMPLOYEE BENEFIT PLAN

      iWorld participated in Mecklermedia's defined contribution plan which qualified under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allowed eligible employees to contribute up to 15% of their compensation to the plan. At the discretion of Mecklermedia's board of directors, Mecklermedia was also able to make contributions dependent on profits each year for the benefit of all eligible employees under the plan. There were no discretionary contributions for any of the periods presented.

8.  RELATED PARTY TRANSACTIONS

      The accompanying financial statements include costs for cash management, accounting, legal and network operations that were provided to iWorld by Mecklermedia, in addition to allocated costs for facility charges at shared sites, including rent and equipment usage. Costs for cash management accounting, legal and network operations have been allocated to iWorld based on internet.com management's estimated percentage of the time spent by Mecklermedia employees on iWorld to total department time. The costs for facility charges are based on the percentage of usage by the iWorld Division of Mecklermedia to the overall costs. Such allocations are not necessarily indicative of the costs that would have been incurred if iWorld had been a stand-alone entity.

      Costs allocated to iWorld by Mecklermedia were approximately $777,000, $1,185,000, and $150,000 for the years ended September 30, 1997 and 1998, and for the period from October 1, 1998 through November 23, 1998, respectively. For the year ended September 30, 1997, allocated costs of $67,000 and $710,000 were included in cost of revenues and general and administrative expenses, respectively. For the year ended September 30, 1998, allocated costs of $100,000 and $1,085,000 were included in cost of revenues and general and administrative expenses, respectively. All of the allocated costs for the period from October 1, 1998 through November 23, 1998, were included in general and administrative expenses. Management believes the allocation methods used are reasonable.

      Mecklermedia funded the working capital requirements of iWorld based upon a centralized cash management system. Division Equity, included in the accompanying financial statements, consists of funding for net losses, working capital requirements and acquisitions. There is no liability to Mecklermedia for these amounts. In addition, no interest has been charged on these transactions.

      Division equity consisted of the following (in thousands):


                                                                 FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,             NOVEMBER 23,
                                                           ------------------------------
                                                               1997             1998            1998
                                                           ------------    --------------   --------------
        Division equity at beginning of period......         $   808          $ 2,144           $6,252
        Net losses..................................          (2,155)          (2,731)            (467)
        Working capital.............................           1,092            1,834            1,393
        Acquisitions................................           2,399            5,005            2,484
                                                           ------------    --------------   --------------
        Division equity at end of period............         $ 2,144          $ 6,252           $9,662
                                                           ============    ==============   ==============
        Average division equity during the
            period..................................         $ 1,476          $ 4,198           $7,957
                                                           ============    ==============   ==============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference herein from internet.com's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference herein from the internet.com's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference herein from the internet.com's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference herein from the internet.com's Proxy Statement for its Annual Meeting of Stockholders to be held in 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)

         (1) FINANCIAL STATEMENTS: See internet.com Corporation -- Index to Consolidated Financial Statements and iWorld Division of Mecklermedia Corporation (Predecessor Business) -- Index to Financial

         Statements at Item 8 on page 34 of this report.

         (2) FINANCIAL STATEMENT SCHEDULE: Schedule II -- Valuation and Qualifying Accounts

         (3)      INDEX TO EXHIBITS

       EXHIBIT NUMBER                          DESCRIPTION

           2.01* Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant

           3.01*             Registrant's Amended and Restated Certificate of
                             Incorporation

           3.02*             Registrant's Bylaws

           4.01*             Specimen Stock Certificate for the Registrant's
                             Common Stock

           4.02* Registration Rights Agreement, dated as of November 24, 1998, by and among internet.com LLC and Internet World Media, Inc.

          10.01* Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers

          10.02* Services Agreement by and among Penton Media, Inc., Internet World Media, Inc. and internet.com LLC, dated as of November 24, 1998

       EXHIBIT NUMBER                          DESCRIPTION

         10.03* Trademark Co-License Agreement by and between Internet World Media, Inc. and internet.com LLC, dated as of November 24, 1998

         10.04* Copyright Co-License Agreement by and between Internet World Media, Inc. and internet.com LLC, dated as of November 24, 1998

         10.05*+            Registrant's 1999 Stock Incentive Plan

         10.06*+ Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998

         10.07*+ Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998

         10.08*             Specimen Advertising Insertion Order

          11** Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to financial statements)

          21**              Subsidiaries of the Registrant

          23**              Consent of Arthur Andersen LLP

          27**              Financial Data Schedule

         * Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76331).
         ** Filed herewith.
         +  Compensatory plans and arrangements for executives and others.

(b)      Reports on Form 8-K

 None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2000

                                     internet.com Corporation

                                     By:      /s/ Alan M. Meckler
                                        ----------------------------------------
                                           Name:    Alan M. Meckler
                                           Title:   Chairman and Chief Executive
                                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   /s/ Alan M. Meckler                  Chairman of the Board, Chief Executive
--------------------------------        Officer and Director (Principal
           Alan M. Meckler              Executive Officer)

   /s/ Christopher S. Cardell           President, Chief Operating Officer and
-------------------------------         Director
       Christopher S. Cardell


   /s/ Christopher J. Baudouin          Chief Financial Officer (Principal
-------------------------------         Financial and Accounting Officer)
       Christopher J. Baudouin

   /s/ Gilbert F. Bach                  Director
-------------------------------
     Gilbert F. Bach

   /S/ Michael J. Davies                Director
-------------------------------
    Michael J. Davies

   /s/ William A. Shutzer               Director
-------------------------------
   William A. Shutzer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of internet.com Corporation:

      We have audited in accordance with generally accepted auditing standards the consolidated financial statements of internet.com Corporation included in this Form 10-K and have issued our report thereon dated January 20, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 20, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                            INTERNET.COM CORPORATION
                                 (IN THOUSANDS)


                                                                        INCEPTION                       YEAR
                                                               (NOVEMBER 24, 1998) THROUGH              ENDED
                                                                    DECEMBER 31, 1998             DECEMBER 31, 1999
                                                              ------------------------------- ------------------------
Balance, beginning of period                                             $ -                             $ 42
Additions charged to statement of operations                              42                              670
                                                                        ------                          ------
Balance, end of period                                                   $42                             $712
                                                                        ======                          ======
