Form 10-Q
period 2000-03-31
INTERNET COM CORP
filed 2000-04-25
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 333-76331

                            INTERNET.COM CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    06-1542480
--------------------------------------        ---------------------------------
  (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                           No.)

   23 OLD KINGS HIGHWAY SOUTH
       DARIEN, CONNECTICUT                                06820
--------------------------------------        ---------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (203) 662-2800
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of April 10, 2000 was 25,088,020.

                            INTERNET.COM CORPORATION
                            ------------------------

                                      INDEX
                                      -----





                                                                                                PAGE
                                                                                                ----
PART I.       Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets - December 31, 1999 and March 31, 2000                  3

              Consolidated Statements of Operations - For the Three Months Ended
                   March 31, 1999 and 2000                                                        4

              Consolidated Statement of Changes in Stockholders' Equity - For the Three
                   Months Ended March 31, 2000                                                    5

              Consolidated Statements of Cash Flows - For the Three Months Ended
                   March 31, 1999 and 2000                                                        6

              Notes to Consolidated Financial Statements                                          7

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          14

PART II.      Other Information                                                                   15

              Signatures                                                                          16

EXHIBIT 27.   Financial Data Schedule




PART I. FINANCIAL INFORMATION                                               Item 1. Financial Statements
                            INTERNET.COM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                            DECEMBER 31,          MARCH 31,
                                                                                               1999                 2000
                                                                                            -----------         -----------
                                                                                                                (UNAUDITED)

                                      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                $ 17,943            $100,803
     Accounts receivable, net of allowances of $712 and $1,402, respectively                     5,568               7,873
     Prepaid expenses and other                                                                    347                 732
                                                                                       ----------------    ------------------
                 Total current assets                                                           23,858             109,408

PROPERTY AND EQUIPMENT, net of accumulated depreciation
    of $688 and $1,069, respectively                                                             3,221               4,248
INTANGIBLE ASSETS, net of accumulated amortization
    of $10,428 and $14,761, respectively                                                        39,086              47,416
INVESTMENTS IN INTERNET.COM VENTURE FUNDS AND OTHER                                              1,855               2,349
OTHER ASSETS                                                                                       370                 570
                                                                                       ----------------    ------------------
                 Total assets                                                                 $ 68,390            $163,991
                                                                                       ================    ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                         $  1,635            $  1,033
     Accrued payroll and related expenses                                                        1,441               1,436
     Accrued expenses and other                                                                  2,096               2,744
     Accrued Web site acquisition payments                                                       6,462               7,645
     Deferred revenues                                                                             403                 718
                                                                                       ----------------    ------------------
              Total current liabilities                                                         12,037              13,576

ACCRUED WEB SITE ACQUISITION PAYMENTS                                                              338                 279
                                                                                        ---------------    ------------------
              Total liabilities                                                                 12,375              13,855

COMMITMENTS AND CONTINGENCIES                                                                        -                   -

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, 4,000,000 shares authorized,
         no shares issued and outstanding                                                            -                   -
     Common stock, $.01 par value, 75,000,000 shares authorized,
         23,334,520 and 25,086,520  shares issued and  outstanding at
         December 31, 1999 and March 31, 2000, respectively                                        233                 251
     Additional paid-in capital                                                                 70,917             169,268
     Accumulated deficit                                                                       (15,135)            (19,383)
                                                                                       ----------------    ------------------
              Total stockholders' equity                                                        56,015             150,136
                                                                                       ----------------    ------------------
               Total liabilities and stockholders' equity                                     $ 68,390            $163,991
                                                                                       ================    ==================

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         --------------------------------------
                                                                             1999(1)               2000
                                                                         ----------------    ------------------

REVENUES                                                                     $  1,612               $  9,645
COST OF REVENUES                                                                1,117                  4,225
                                                                         ----------------    ------------------

GROSS PROFIT                                                                      495                  5,420
                                                                         ----------------    ------------------
OPERATING EXPENSES:
     Advertising, promotion and selling                                           928                  4,032
     General and administrative                                                   773                  1,921
     Depreciation                                                                  82                    381
     Amortization                                                               1,938                  4,333
                                                                         ----------------    ------------------
TOTAL OPERATING EXPENSES                                                        3,721                 10,667
                                                                         ----------------    ------------------

OPERATING LOSS                                                                 (3,226)                (5,247)
MINORITY INTEREST                                                                   -                     46
EQUITY INCOME (LOSS)                                                                -                    (91)
INTEREST INCOME (EXPENSE), NET                                                    (32)                 1,089
                                                                         ----------------    ------------------
LOSS BEFORE INCOME TAXES                                                       (3,258)                (4,203)
PROVISION FOR INCOME TAXES                                                          -                     45
                                                                         ----------------    ------------------
NET LOSS                                                                     $ (3,258)              $ (4,248)
                                                                         ================    ==================

BASIC AND DILUTED NET LOSS PER SHARE                                         $  (0.20)              $  (0.17)
                                                                         ================    ==================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                       16,343                 24,489
                                                                         ================    ==================

(1) Represents the financial data of predecessor business

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON STOCK                ADDITIONAL                                 TOTAL
                                     ------------------------------        PAID-IN           ACCUMULATED         STOCKHOLDERS'
                                        SHARES           AMOUNT            CAPITAL             DEFICIT               EQUITY
                                     -------------    -------------     ---------------    -----------------    -----------------

BALANCE AT
   DECEMBER 31, 1999                   23,334,520            $ 233           $  70,917           $ (15,135)        $  56,015

    Proceeds from public offering       1,750,000               18              98,323                   -            98,341

    Exercise of stock options               2,000                -                  28                   -                28

    Net loss                                    -                -                   -              (4,248)           (4,248)
                                     -------------    -------------     ---------------    -----------------    -----------------

BALANCE AT
   MARCH 31, 2000                      25,086,520            $ 251           $ 169,268           $ (19,383)        $ 150,136
                                     =============    =============     ===============    =================    =================

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     ----------------------------------
                                                                                        1999(1)              2000
                                                                                     ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $ (3,258)         $  (4,248)
     Adjustments to reconcile net cash used in operating activities-
          Depreciation and amortization                                                     2,020              4,714
          Provision for losses on accounts receivable                                          67                690
          Minority interest                                                                     -                (46)
          Equity (income) loss                                                                  -                 91
     Changes in assets and liabilities -
          Accounts receivable                                                                  (7)            (2,868)
          Prepaid expenses and other                                                         (219)              (585)
          Accounts payable and accrued expenses                                             1,014                234
          Deferred revenues                                                                   310                263
                                                                                     ---------------     --------------
               Net cash used in operating activities                                          (73)            (1,755)
                                                                                     ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                     (370)            (1,394)
     Acquisitions of Web sites, related Internet media properties and other                (1,085)           (11,775)
     Investment in internet.com venture funds and other                                         -               (585)
                                                                                     ---------------     --------------
               Net cash used in investing activities                                       (1,455)           (13,754)
                                                                                     ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                                -             98,341
     Proceeds from exercise of stock options                                                    -                 28
     Contributions from Mecklermedia Corporation                                            1,670                  -
     Borrowings under line of credit                                                        1,465                  -
     Payments for line of credit                                                           (1,500)                 -
                                                                                     ---------------     --------------
               Net cash provided by financing activities                                    1,635             98,369
                                                                                     ---------------     --------------

Net increase in cash and cash equivalents                                                     107             82,860
Cash and cash equivalents, beginning of year                                                  129             17,943
                                                                                     ---------------     --------------
Cash and cash equivalents, end of period                                                 $    236          $ 100,803
                                                                                     ===============     ==============

Supplemental disclosures of cash flow:
     Cash paid for interest                                                              $     32          $       -
                                                                                     ===============     ==============
     Cash paid for income taxes                                                          $      -          $      47
                                                                                     ===============     ==============

(1) Represents the financial data of predecessor business

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       THE COMPANY

      internet.com owns and operates a leading network of integrated business-to-business Web sites and related Internet media properties focused solely on the Internet industry. As of March 31, 2000, this network of Internet media properties consisted of 107 Web sites, 132 e-mail newsletters, 117 online discussion forums and 78 moderated e-mail discussion lists. The network is organized into 12 vertical content channels to serve Internet users, which include Internet industry and Internet technology professionals, Web developers and experienced Internet users.

      Since all of internet.com's products and services relate to providing Internet-related information to Internet industry and Internet technology professionals, Web developers and experienced Internet users, internet.com's success is dependent on the continued growth of the Internet.

      On June 25, 1999, internet.com completed an initial public offering ("IPO") of 3,400,000 shares of common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $42.9 million.

      On February 1, 2000, internet.com completed a follow-on offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by internet.com and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by internet.com from the follow-on offering were approximately $98.3 million. internet.com did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

2.       BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared from the books and records of internet.com in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in internet.com's Form 10-K for the fiscal year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

      The consolidated financial statements include the accounts of internet.com and its majority-owned and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

      Certain amounts have been reclassified in the prior year statements to conform to the current year presentation.

      internet.com does not believe any recently issued accounting standards will have a material impact on its financial condition or results of operations.

3.       COMPUTATION OF NET LOSS PER SHARE

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

      Computations of basic and diluted net loss per share for the three months ended March 31, 1999 and 2000 are as follows:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   -------------------------------------
                                                                        1999                 2000
                                                                   ----------------    -----------------

     Numerator: Net loss                                                 $ (3,258)          $ (4,248)

     Denominator: Weighted average shares outstanding                      16,343             24,489
                                                                   ----------------    -----------------

     Basic and diluted net loss per share                                $  (0.20)          $  (0.17)

                                                                   ================    =================

4.       ACQUISITIONS OF ASSETS

      For the three months ended March 31, 1999 and 2000, internet.com made one and 14 acquisitions of Web sites and related Internet media properties for a total of $200,000 and $7.7 million, respectively. These acquisitions were accounted for as purchases. Twelve of the acquisitions made during the three months ended March 31, 2000 provide for contingent payments to be made after the acquisition date based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties had minimal tangible assets or liabilities. Therefore, a substantial majority of the purchase price has been recorded as intangible assets on a preliminary basis and is being amortized over an estimated useful life of three years. The purchase accounting for these acquisitions will be finalized at a later date not to exceed one year from the purchase date of each acquisition.

      The unaudited pro forma information below presents results of operations as if the acquisitions occurred as of January 1, 1999 and 2000, respectively, for the three months ended March 31, 1999 and 2000, respectively. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results.



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                  -------------------------------------
                                                                       1999                 2000
                                                                  ----------------    -----------------

     Revenues                                                          $ 2,081           $ 10,116
                                                                  ================    =================

     Net loss                                                          $ 3,868           $  4,690
                                                                  ================    =================

     Basic and diluted net loss per share                              $ (0.24)          $  (0.19)
                                                                  ================    =================










5.       SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

      internet.com barters portions of unsold advertising impressions for equity interests in certain of its venture funds' portfolio companies. internet.com recorded $360,000 in both revenue and investments in internet.com venture funds and other during the three months ended March 31, 2000 related to the barter of unsold advertising impressions for equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and the accompanying notes which appear elsewhere in this filing. This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements relate to our future plans, objectives, beliefs, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "believes," "intends," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors which could cause our actual results to differ from those contained in the forward-looking statements are discussed below and in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

      We own and operate a leading network of integrated business-to-business vertical content Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry. As of March 31, 2000, our network consisted of 12 integrated business-to-business vertical content channels containing 107 Web sites, 132 e-mail newsletters, 117 online discussion forums and 78 moderated e-mail discussion lists focused solely on the Internet industry. During the month of March 2000, we delivered approximately 130 million page views to over 2.2 million unique visitors and 24 million copies of our e-mail newsletters to 2.6 million subscribers, and 33.9 million postings were generated by 104,000 subscribers to our moderated e-mail discussion lists.

     We generate revenues from the following sources:

      o advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
      o    e-commerce agreements and offerings;
      o    seminars;
      o    permission based opt-in e-mail list rentals;
      o    paid subscription services;
      o    licensing of our editorial content, brands and software;
      o    online press release distribution services; and
      o    venture fund management fees

      We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media, Inc. and other third parties. In addition, we barter portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. We did not record the effects of this barter in our financial statements for the three months ended March 31, 1999. Beginning in January 2000, in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have prospectively recorded revenues from barter transactions at their estimated fair values. Revenues and expenses related to barter transactions were approximately $1.0 million and $643,000, respectively, for the three months ended March 31, 2000.

      For the three months ended March 31, 2000, approximately 74% of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or number of times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

      Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases both advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that we have no significant remaining obligations and collection of the remaining receivable is probable. We recognize the revenue sharing component of these agreements as revenue in the period that the underlying sales are made by the e-commerce vendor.

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

      Paid subscription services relate to customer subscriptions to our paid e-mail newsletters, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which has not yet been recognized as revenue.

      Our licensing agreements vary in structure, with internet.com generating fixed fees, royalties or both for access to our editorial content, brands or software. We generally license our editorial content, brands and software to offline and online media companies.

      Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM, which we acquired in October 1999. We distribute e-mail based press releases to over 4,500 registered journalists. We recognize revenues for these services during the period in which the press releases are delivered.

      Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC and internet.com Venture Fund II LLC. Management fees are recognized ratably over the period the services are rendered. In addition, internet.com is entitled to 20% of the realized gains earned from portfolio investments.

      From July 1995 through March 31, 2000, we made 56 acquisitions of Internet media properties, consisting of 70 Web sites, 48 e-mail newsletters, 77 online discussion forums and 63 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services; although there can be no assurance that any further strategic acquisitions will be consumated. All of our acquisitions have been accounted for as purchases. Consequently, as of March 31, 2000 we had $46.6 million of goodwill, net, which is being amortized over three years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 2000

      REVENUES. Revenues were approximately $1.6 million for the three months ended March 31, 1999 and approximately $9.6 million for the three months ended March 31, 2000, representing an increase of 498%. Revenue relates to advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements and offerings; seminars; permission based opt-in e-mail list rentals; paid subscription services; licensing; online press release distribution services; and venture fund management fees. While we anticipate that advertising revenues will continue to represent a majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, seminars, permission based opt-in e-mail list rentals, paid subscription services, licensing, online press release distribution services and venture fund management fees will expand and diversify our future revenue streams.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was approximately $1.1 million for the three months ended March 31, 1999 and approximately $4.2 million for the three months ended March 31, 2000, representing an increase of 278%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. As a percentage of revenues, cost of revenues was 69% for the three months ended March 31, 1999 and 44% for the three months ended March 31, 2000. We anticipate that our cost of revenues will continue to increase in absolute dollars as we continue to expand our existing content offerings and services. However, we anticipate cost of revenues to decrease as a percentage of revenues. We anticipate hiring additional editorial, technology and operations personnel, as well as freelance contributors, as we acquire additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and expand our proprietary content.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $928,000 for the three months ended March 31, 1999 and approximately $4.0 million for the three months ended March 31, 2000, representing a 334% increase. This change was primarily due to increased hiring of advertising sales personnel and the recording of barter advertising. As a percentage of revenues, advertising, promotion and selling expenses were 58% for the three months ended March 31, 1999 and 42% for the three months ended March 31, 2000. We anticipate that our advertising, promotion and selling expenses will continue to increase in absolute dollars, primarily due to our planned hiring of additional sales personnel in an effort to increase our advertising sales as well as increased expenses for the promotion of our content offerings and services to our community of Internet users, advertisers and vendors.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $773,000 for the three months ended March 31, 1999 and approximately $1.9 million for the three months ended March 31, 2000, representing a 149% increase. This change was primarily due to the hiring of additional personnel and increased provisions for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 48% for the three months ended March 31, 1999 and 20% for the three months ended March 31, 2000. We expect that our general and administrative expenses will continue to increase in absolute dollars, but these expenses are expected to decrease as a percentage of revenues. We anticipate hiring additional general and administrative personnel.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $82,000 for the three months ended March 31, 1999 and $381,000 for the three months ended March 31, 2000, representing a 365% increase. As a percentage of revenues, depreciation of property and equipment was 5% for the three months ended March 31, 1999 and 4% for the three months ended March 31, 2000. Amortization of intangibles was approximately $1.9 million for the three months ended March 31, 1999 and approximately $4.3 million for the three months ended March 31, 2000, representing a 124% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 120% for the three months ended March 31, 1999 and 45% for the three months ended March 31, 2000. We anticipate that amortization will continue to increase as we acquire additional Web sites, e-mail newsletters, online discussion forums, moderated e-mail discussion lists and other online businesses. We also anticipate increasing our capital expenditures to support the current and expected growth of our business.

      EQUITY INCOME (LOSS). Equity losses represent our proportionate share of net losses in our investments in internet.com Venture Fund I LLC and internet.com Venture Fund II LLC for the three months ended March 31, 2000.

      INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, related to borrowings under a line of credit was $32,000 for the three months ended March 31, 1999. Interest income was $1.1 million for the three months ended March 31, 2000.

      PROVISION FOR INCOME TAXES. internet.com recorded a provision for income taxes of $45,000 for the three months ended March 31, 2000 related to foreign tax liabilities which were recorded based upon estimated foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded operations primarily with cash from proceeds from our IPO and follow-on public equity offering, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our IPO of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $42.9 million. On June 30, 1999, we paid the outstanding balance under our line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by internet.com and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by internet.com from the follow-on offering were approximately $98.3 million. internet.com did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

      As of March 31, 2000, internet.com had total current assets of $109.4 million and total current liabilities of $13.6 million, or working capital of $95.8 million.

      Net cash used in operating activities was $73,000 for the three months ended March 31, 1999 and $1.8 million for the three months ended March 31, 2000. Net cash used in operating activities was primarily a result of our net losses adjusted for depreciation and amortization offset by increases in accounts receivable.

      Net cash used in investing activities was approximately $1.5 million for the three months ended March 31, 1999 and $13.8 million for the three months ended March 31, 2000. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures. Included in investing activities are securities received as a result of certain barter transactions with third parties.
                                       13

      Net cash provided by financing activities was approximately $1.6 million for the three months ended March 31, 1999 and $98.4 million for the three months ended March 31, 2000. Net cash provided by financing activities was primarily a result of contributions from Mecklermedia during the three months ended March 31, 1999 and from net proceeds from our follow-on public offering for the three months ended March 31, 2000.

      Capital expenditures were $370,000 for the three months ended March 31, 1999 and approximately $1.4 million for the three months ended March 31, 2000. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") subsequently amended by SFAS No. 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 is not expected to have a material effect on our financial statements.

      In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," ("EITF Issue No. 00-2") to be applicable to all Web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific Web site development costs, the accounting for such costs should be based generally on a model consistent with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). Accordingly, certain Web site development costs which are presently being expensed as incurred, will be capitalized and amortized. The adoption of EITF Issue No. 00-2 is not expected to have a material effect on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents. We have invested our net proceeds from our public offerings in short-term, interest-bearing, investment grade securities. Our transactions are generally conducted, and our accounts are generally denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

PART II - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS

              For a description of material pending legal proceedings affecting the Registrant, see Item 3. Legal Proceedings contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 2.       CHANGES IN SECURITIES

              Not Applicable

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

                Exhibit
                 Number     Description
              ------------- ---------------------------------------------------
              11            Statement Regarding Computation of Per Share
                            Earnings (Loss) (included in notes to consolidated
                            financial statements)
              27            Financial Data Scheduled


       (b) Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: April 25, 2000                     internet.com Corporation






                                          /s/Christopher S. Cardell
                                -----------------------------------------------
                                           Christopher S. Cardell
                                Director, President and Chief Operating Officer







                                          /s/Christopher J. Baudouin
                                -----------------------------------------------
                                            Christopher J. Baudouin
                                            Chief Financial Officer