Form 10-Q
period 2000-06-30
INTERNET COM CORP
filed 2000-08-11
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 333-76331

                            INTERNET.COM CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 06-1542480
  --------------------------------------   -------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer Identification
      incorporation or organization)                       No.)

       23 OLD KINGS HIGHWAY SOUTH
           DARIEN, CONNECTICUT                             06820
  --------------------------------------   -------------------------------------
 (Address of principal executive offices)                (Zip Code)

                                 (203) 662-2800
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of July 31, 2000 was 25,093,602.

                            INTERNET.COM CORPORATION


                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - December 31, 1999 and June 30,       3
                 2000

            Consolidated Statements of Operations - For the Three Months
                  and Six Months Ended June 30, 1999 and 2000                  4

            Consolidated Statement of Changes in Stockholders' Equity -
                 For the Six Months Ended June 30, 2000                        5

            Consolidated Statements of Cash Flows - For the Six Months
                 Ended June 30, 1999 and 2000                                  6

            Notes to Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        16

PART II.    Other Information                                                 17

            Signatures                                                        18

EXHIBIT 27. Financial Data Schedule                                           19

PART I.   FINANCIAL INFORMATION                   Item 1.   Financial Statements

                            INTERNET.COM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 1999 AND JUNE 30, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              DECEMBER 31,  JUNE 30,
                                                                               1999(1)       2000
                                                                               --------    ---------
                                                                                          (UNAUDITED)
                                     ASSETS
 Current assets:
     Cash and cash equivalents                                                 $ 17,943    $  85,878
     Accounts receivable, net of allowances of $712 and                           5,568       10,529
       $1,473, respectively

     Prepaid expenses and other                                                     347        1,107
                                                                               --------    ---------
                 Total current assets                                            23,858       97,514

Property and equipment, net of accumulated depreciation
    of $688 and $1,557, respectively                                              3,221        4,752
Intangible assets, net of accumulated amortization
    of $10,428 and $20,098, respectively                                         39,086       52,394
Investments in internet.com venture funds and other                               1,855        4,794
Other assets                                                                        370          457
                                                                               --------    ---------
                 Total assets                                                  $ 68,390    $ 159,911
                                                                               ========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                          $  1,635    $   2,634
     Accrued payroll and related expenses                                         1,441        1,926
     Accrued expenses and other                                                   2,096        4,071
     Accrued Web site acquisition payments                                        6,462        4,539
     Deferred revenues                                                              403          747
                                                                               --------    ---------
              Total current liabilities                                          12,037       13,917

 Accrued Web site acquisition payments                                              338          240
                                                                               --------    ---------
              Total liabilities                                                  12,375       14,157

 Commitments and contingencies                                                     --           --

 Stockholders' equity
   Preferred stock, $.01 par value, 4,000,000 shares authorized,
         no shares issued and outstanding                                          --           --
     Common stock, $.01 par value, 75,000,000 shares authorized,
                23,334,520 and 25,090,770 shares issued and outstanding
                at December 31, 1999 and June 30, 2000, respectively
                                                                                    233          251
     Additional paid-in capital                                                  70,917      169,315
     Accumulated deficit                                                        (15,135)     (23,819)
     Accumulated other comprehensive income                                        --              7
                                                                               --------    ---------
              Total stockholders' equity                                         56,015      145,754
                                                                               --------    ---------
              Total liabilities and stockholders' equity                       $ 68,390    $ 159,911
                                                                               ========    =========

(1) Represents the combined financial data of predecessor business and internet.com.

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                          --------------------       --------------------
                                           1999(1)      2000          1999(1)      2000
                                          --------    --------       --------    --------
Revenues                                  $  2,872    $ 12,161       $  4,484    $ 21,806
Cost of revenues                             1,786       5,499          2,903       9,724
                                          --------    --------       --------    --------

Gross profit                                 1,086       6,662          1,581      12,082
                                          --------    --------       --------    --------

Operating expenses:
     Advertising, promotion and selling      1,614       4,549          2,542       8,580
     General and administrative                846       2,218          1,619       4,139
     Depreciation                              107         487            189         869
     Amortization                            2,090       5,332          4,028       9,670
     Non-cash compensation charge            7,975        --            7,975        --
                                          --------    --------       --------    --------
Total operating expenses                    12,632      12,586         16,353      23,258
                                          --------    --------       --------    --------

Operating loss                             (11,546)     (5,924)       (14,772)    (11,176)

Minority interest                             --            96           --           142
Equity (loss), net                            --            (8)          --           (99)
Realized gain on investments                  --            72           --            72
Interest income (expense), net                 (52)      1,387            (84)      2,476
                                          --------    --------       --------    --------

Loss before income taxes                   (11,598)     (4,377)       (14,856)     (8,585)
Provision for income taxes                    --            54           --            99
                                          --------    --------       --------    --------
Net loss                                  $(11,598)   $ (4,431)      $(14,856)   $ (8,684)
                                          ========    ========       ========    ========

Basic and diluted net loss per share      $  (0.63)   $  (0.18)      $  (0.86)   $  (0.35)
                                          ========    ========       ========    ========
Weighted average number of common
    shares outstanding                      18,270      25,089         17,293      24,789
                                          ========    ========       ========    ========

(1) Represents the combined financial data of predecessor business and internet.com.

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      ACCUMULATED
                               COMMON STOCK          ADDITIONAL                           OTHER           TOTAL           TOTAL
                         ------------------------      PAID-IN       ACCUMULATED      COMPREHENSIVE    STOCKHOLDERS'  COMPREHENSIVE
                            SHARES         AMOUNT      CAPITAL         DEFICIT           INCOME           EQUITY          LOSS
                         ------------    ----------  ------------  ---------------   ---------------  --------------  --------------
Balance at
   December 31, 1999       23,334,520       $233       $ 70,917       $(15,135)       $        --       $  56,015        $  --

  Proceeds from
     public offering        1,750,000         18         98,312           --                   --          98,330           --

  Exercise of stock
     options                    6,250        --              86           --                   --              86           --

  Foreign currency
     translation
     adjustment                  --          --            --             --                    7               7              7

  Net loss                       --          --            --           (8,684)                --          (8,684)        (8,684)
                           ----------       ----       --------       --------        -----------       ---------        -------
Balance at
   June 30, 2000           25,090,770       $251       $169,315       $(23,819)       $         7       $ 145,754        $(8,677)
                           ==========       ====       ========       ========        ===========       =========        =======

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                        ------------------------
                                                                                         1999(1)         2000
                                                                                        --------        --------
Cash flows from operating activities:
    Net loss                                                                            $(14,856)       $ (8,684)
    Adjustments to reconcile net cash (used in) provided by operating activities-
          Depreciation and amortization                                                    4,217          10,539
          Provision for losses on accounts receivable                                        165             761
          Minority interest                                                                 --              (142)
          Equity loss                                                                       --                99
          Non-cash compensation charge                                                     7,975            --
     Changes in assets and liabilities -
          Accounts receivable                                                               (783)         (5,595)
          Prepaid expenses and other                                                         (80)           (847)
          Accounts payable and accrued expenses                                            2,268           3,584
          Deferred revenues                                                                  402             292
                                                                                        --------        --------
               Net cash (used in) provided by operating activities                          (692)              7
                                                                                        --------        --------

Cash flows from investing activities:
     Additions to property and equipment                                                    (836)         (2,385)
     Acquisitions of Web sites, related Internet media properties and other               (3,233)        (25,071)
     Investments in internet.com venture funds and other                                     (90)         (3,038)
                                                                                        --------        --------
               Net cash used in investing activities                                      (4,159)        (30,494)
                                                                                        --------        --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                          45,932          98,330
     Proceeds from exercise of stock options                                                --                86
     Proceeds from exercise of warrant                                                     3,000            --
     Borrowings under line of credit                                                       4,670            --
     Payments for line of credit                                                          (6,566)           --
                                                                                        --------        --------
               Net cash provided by financing activities                                  47,046          98,416
                                                                                        --------        --------

Effects of exchange rates on cash                                                           --                 6
                                                                                        --------        --------

Net increase in cash and cash equivalents                                                 42,195          67,935
Cash and cash equivalents, beginning of period                                               129          17,943
                                                                                        --------        --------
Cash and cash equivalents, end of period                                                $ 42,324        $ 85,878
                                                                                        ========        ========

Supplemental disclosures of cash flow:
     Cash paid for interest                                                             $     92        $   --
                                                                                        ========        ========
     Cash paid for income taxes                                                         $   --          $     25
                                                                                        ========        ========

(1) Represents the combined financial data of predecessor business and internet.com.

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       THE COMPANY

      internet.com owns and operates a leading network of integrated business-to-business Web sites and related Internet media properties focused solely on the Internet industry. As of June 30, 2000, this network of Internet media properties consisted of 122 Web sites, 168 e-mail newsletters, 136 online discussion forums and 79 moderated e-mail discussion lists. The network is organized into 14 vertical content channels to serve Internet users, which include Internet industry and Internet technology professionals, Web developers and experienced Internet users.

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

      internet.com does not believe any recently issued accounting standards on derivatives and Web site development costs will have a material impact on its financial condition or results of operations.

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

         Computations of basic and diluted net loss per share for the three and six months ended June 30, 1999 and 2000 are as follows:

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                       ------------------------        ------------------------
                                                         1999            2000            1999            2000
                                                       --------        --------        --------        --------
Numerator: Net loss                                    $(11,598)       $ (4,431)       $(14,856)       $ (8,684)

Denominator: Weighted average shares outstanding         18,270          25,089          17,293          24,789

                                                       --------        --------        --------        --------

Basic and diluted net loss per share                   $  (0.63)       $  (0.18)       $  (0.86)       $  (0.35)
                                                       ========        ========        ========        ========

4.       ACQUISITIONS OF ASSETS

      For the six months ended June 30, 1999 and 2000, internet.com made five and 18 acquisitions of Web sites and related Internet media properties for a total of $4.0 million and $17.4 million, respectively. These acquisitions were accounted for as purchases. Twelve of the acquisitions made during the six months ended June 30, 2000 provide for contingent payments to be made after the acquisition date based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties had minimal tangible assets or liabilities. Therefore, a substantial majority of the purchase price has been recorded as intangible assets on a preliminary basis and is being amortized over an estimated useful life of three years. The purchase accounting for these acquisitions will be finalized at a later date not to exceed one year from the purchase date of each acquisition.

      The unaudited pro forma information below presents results of operations, as if the acquisitions occurred as of January 1, 1999 and 2000, respectively, for the six months ended June 30, 1999 and 2000, respectively. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results.

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                     --------------------------
                                                        1999            2000
                                                     ----------        --------
Pro forma revenues                                   $    4,952        $ 22,351
                                                     ==========        ========

Pro forma net loss                                   $  (16,709)       $ (9,418)
                                                     ==========        ========

Pro forma basic and diluted net loss per share       $    (0.97)       $  (0.38)
                                                     ==========        ========

5.       INVESTMENT IN INTERNET.COM VENTURE PARTNERS III LLC

       internet.com Venture Partners III LLC (the "Fund ") was organized on June 1, 2000, as a Delaware limited liability company. The Fund has received $75 million in capital commitments from its members. I-Venture Management LLC, a wholly-owned subsidiary of internet.com, is the managing member and acts as the Fund's investment manager and makes all investment decisions on behalf of the Fund. internet.com is responsible for the day-to-day operation of the Fund.

       internet.com has committed $10.4 million representing a 14% investment in the Fund. Unpaid capital commitments were approximately $8.8 million as of June 30, 2000. internet.com accounts for these investments on the equity basis of accounting, subject to review for impairment.

      internet.com is entitled to approximately a 2% management fee for the day-to-day management of the Fund. For the period from inception of the Fund to June 30, 2000, management fees from the Fund amounted to $90,000. In addition, internet.com is entitled to reimbursement for certain costs associated with the operations of the Fund. The Fund owes $159,000 to internet.com related to such costs as of June 30, 2000.

6.       SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

         internet.com barters portions of unsold advertising impressions for equity interests in certain of its venture funds' portfolio companies. internet.com recorded $438,000 and $798,000 in both revenue and investments in internet.com venture funds and other during the three and six months, respectively, ended June 30, 2000 related to the barter of unsold advertising impressions for equity.

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

OVERVIEW

      We own and operate a network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry. As of June 30, 2000, our network consisted of 14 subject areas, or vertical content channels, that contain 122 Web sites, 168 e-mail newsletters, 136 online discussion forums and 79 moderated e-mail discussion lists focused solely on the Internet industry. During the month of June 2000, we delivered approximately 140 million page views to over 2.1 million unique visitors and 25.9 million copies of our e-mail newsletters to 3.4 million subscribers, and 33.4 million postings were generated by 129,000 subscribers to our moderated e-mail discussion lists.

     We generate revenues from the following sources:

o advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
o        e-commerce agreements and offerings;
o        permission based opt-in e-mail list rentals;
o        seminars;
o        paid subscription services;
o        licensing of our editorial content, brands and software;
o        online press release distribution services; and
o        venture fund management fees

      We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media, Inc. and other third parties. In addition, internet.com barters portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. We did not record the effects of this barter in our financial statements for the six months ended June 30, 1999. Beginning in January 2000, in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have prospectively recorded revenues and expenses from barter transactions at their estimated fair values. Revenues and expenses related to barter transactions were $909,000 and approximately $1.9 million, respectively, for the three and six months ended June 30, 2000.

      For the three and six months ended June 30, 2000, approximately 77% and 76%, respectively, of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

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

      Through a third-party agent, we currently offer for rental our permission based opt-in e-mail list names relating to over 160 Internet-specific topics. Members of our community of Internet users volunteer, or "opt in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

      Our seminars generate revenues from attendee registrations, as well as from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the seminars are held.

      Paid subscription services relate primarily to customer subscriptions to our paid e-mail newsletters and services, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which has not yet been recognized as revenue.

      Our licensing agreements vary in structure, with internet.com generating fixed fees, royalties or both for access to our editorial content, brands or software. We generally license our editorial content, brands and software to offline and online media companies. Revenues are recognized ratably over the period of the licensing agreements.

      Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM, which we acquired in October 1999. We distribute e-mail based press releases to over 5,000 registered journalists.
Revenues are recognized at the time of distribution.

      Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Management fees are recognized ratably over the period the services are rendered. In addition, internet.com is entitled to 20% of the realized gains earned from portfolio investments.

      From July 1995 through June 30, 2000, we made 60 acquisitions of Internet media properties, consisting of 74 Web sites, 70 e-mail newsletters, 96 online discussion forums and 64 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of internet.com's acquisitions have been accounted for as purchases. Consequently, as of June 30, 2000 we had approximately $51.6 million of goodwill, net, which is being amortized over three years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 2000

      REVENUES. Revenues were approximately $2.9 million for the three months ended June 30, 1999 and approximately $12.2 million for the three months ended June 30, 2000, representing an increase of 323%. Revenues relate to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements and offerings; permission based opt-in e-mail list rentals; seminars; paid subscription services; licensing; online press release distribution services; and venture fund management fees. While we anticipate that advertising revenues will continue to represent a majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, permission based opt-in e-mail list rentals, seminars, paid subscription services, licensing, online press release distribution services and venture fund management fees will expand and diversify our future revenue streams.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was approximately $1.8 million for the three months ended June 30, 1999 and approximately $5.5 million for the three months ended June 30, 2000, representing an increase of 208%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. As a percentage of revenues, cost of revenues was 62% for the three months ended June 30, 1999 and 45% for the three months ended June 30, 2000. We anticipate that our cost of revenues will continue to increase in absolute dollars as we continue to expand our existing content offerings and services. We anticipate hiring additional editorial, technology and operations personnel, as well as freelance contributors, as we acquire additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and expand our proprietary content.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $1.6 million for the three months ended June 30, 1999 and approximately $4.5 million for the three months ended June 30, 2000, representing a 182% increase. This change was primarily due to increased hiring of advertising sales personnel and the recording of barter advertising. As a percentage of revenues, advertising, promotion and selling expenses were 56% for the three months ended June 30, 1999 and 37% for the three months ended June 30, 2000. We anticipate that our advertising, promotion and selling expenses will continue to increase in absolute dollars, primarily due to our planned hiring of additional sales personnel in an effort to increase our advertising sales as well as increased expenses for the promotion of our content offerings and services to our community of Internet users, advertisers and vendors.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $846,000 for the three months ended June 30, 1999 and approximately $2.2 million for the three months ended June 30, 2000, representing a 162% increase. This change was primarily due to the hiring of additional personnel and increased provisions for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 29% for the three months ended June 30, 1999 and 18% for the three months ended June 30, 2000. We expect that our general and administrative expenses will continue to increase in absolute dollars, but these expenses are expected to decrease as a percentage of revenues. We anticipate hiring additional general and administrative personnel.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $107,000 for the three months ended June 30, 1999 and $487,000 for the three months ended June 30, 2000, representing a 355% increase. As a percentage of revenues, depreciation of property and equipment was 4% for the three months ended June 30, 1999 and June 30, 2000. Amortization of intangibles was approximately $2.1 million for the three months ended June 30, 1999 and approximately $5.3 million for the three months ended June 30, 2000, representing a 155% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 73% for the three months ended June 30, 1999 and 44% for the three months ended June 30, 2000. We anticipate that depreciation and amortization will continue to increase as we acquire additional Web sites, e-mail newsletters, online discussion forums, moderated e-mail discussion lists and other online businesses. We also anticipate increasing our capital expenditures to support the current and expected growth of our business.

      NON-CASH COMPENSATION CHARGE. In March 1999, internet.com LLC granted 4% of its total common stock at the time to certain of its employees. As this common stock vested upon the completion of our initial public offering ("IPO"), we recorded an $8.0 million non-cash compensation charge concurrent with the completion of our IPO.

      MINORITY INTEREST. Minority interest represents the minority stockholders' proportionate share of losses of the internet.com majority-owned consolidated international subsidiaries.

      EQUITY INCOME (LOSS), NET. Equity losses represent internet.com's net equity interests in the investments in the internet.com venture funds and international joint ventures.

      REALIZED GAIN ON INVESTMENTS. During the three months ended June 30, 2000, internet.com received 17,213 shares of GoTo.com, Inc. common stock as a distribution from internet.com Venture Fund I LLC. internet.com recorded $72,000 in net realized gains on the disposition of its investment in GoTo.com, Inc.

      INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, related to borrowings under a line of credit was $52,000 for the three months ended June 30, 1999. Interest income was $1.4 million for the three months ended June 30, 2000.

      PROVISION FOR INCOME TAXES. internet.com recorded a provision for income taxes of $54,000 for the three months ended June 30, 2000 related to foreign tax liabilities which were recorded based upon estimated foreign tax rates.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

      REVENUES. Revenues were approximately $4.5 million for the six months ended June 30, 1999 and approximately $21.8 million for the six months ended June 30, 2000, representing an increase of 386%. Revenues relate to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements and offerings; permission based opt-in e-mail list rentals; seminars; paid subscription services; licensing; online press release distribution services; and venture fund management fees.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was approximately $2.9 million for the six months ended June 30, 1999 and approximately $9.7 million for the six months ended June 30, 2000, representing an increase of 235%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. As a percentage of revenues, cost of revenues was 65% for the six months ended June 30, 1999 and 45% for the six months ended June 30, 2000.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $2.5 million for the six months ended June 30, 1999 and approximately $8.6 million for the six months ended June 30, 2000, representing a 238% increase. This change was primarily due to increased hiring of advertising sales personnel and the recording of barter advertising. As a percentage of revenues, advertising, promotion and selling expenses were 57% for the six months ended June 30, 1999 and 39% for the six months ended June 30, 2000.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $1.6 million for the six months ended June 30, 1999 and approximately $4.1 million for the six months ended June 30, 2000, representing a 156% increase. This change was primarily due to the hiring of additional personnel and increased provisions for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 36% for the six months ended June 30, 1999 and 19% for the six months ended June 30, 2000.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $189,000 for the six months ended June 30, 1999 and $869,000 for the six months ended June 30, 2000, representing a 360% increase. As a percentage of revenues, depreciation of property and equipment was 4% for the six months ended June 30, 1999 and June 30, 2000. Amortization of intangibles was approximately $4.0 million for the six months ended June 30, 1999 and approximately $9.7 million for the six months ended June 30, 2000, representing a 140% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 90% for the six months ended June 30, 1999 and 44% for the six months ended June 30, 2000.

      NON-CASH COMPENSATION CHARGE. In March 1999, internet.com LLC granted 4% of its total common stock at the time to certain of its employees. As this common stock vested upon the completion of our initial public offering ("IPO"), we recorded an $8.0 million non-cash compensation charge concurrent with the completion of our IPO.

      MINORITY INTEREST. Minority interest represents the minority stockholders' proportionate share of losses of the internet.com majority-owned consolidated international subsidiaries

      EQUITY INCOME (LOSS), NET. Equity losses represent internet.com's net equity interests in the investments in the internet.com venture funds and international joint ventures.

      REALIZED GAIN ON INVESTMENTS. During the six months ended June 30, 2000, internet.com received 17,213 shares of GoTo.com, Inc. common stock as a distribution from internet.com Venture Fund I LLC. internet.com recorded $72,000 in net realized gains on the disposition of its investment in GoTo.com, Inc.

      INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, related to borrowings under a line of credit was $84,000 for the six months ended June 30, 1999. Interest income was $2.5 million for the six months ended June 30, 2000.

      PROVISION FOR INCOME TAXES. internet.com recorded a provision for income taxes of $99,000 for the six months ended June 30, 2000 related to foreign tax liabilities which were recorded based upon estimated foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES


      Since inception, we have funded operations primarily with cash from proceeds from our IPO and follow-on public equity offering, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our IPO of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $42.9 million. On June 30, 1999, internet.com paid the outstanding balance under our line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by internet.com and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by internet.com from the follow-on offering were approximately $98.3 million. internet.com did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

      As of June 30, 2000, internet.com had total current assets of $97.5 million and total current liabilities of $13.9 million, or working capital of $83.6 million.

      Net cash used in operating activities was $692,000 for the six months ended June 30, 1999 and net cash provided by operating activities was $7,000 for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 1999 was primarily a result of our net losses adjusted for depreciation and amortization offset by increases in accounts receivable. Net cash provided by operating activities for the six months ended June 30, 2000 was a result of a decrease in our net losses adjusted for depreciation and amortization and increases in accounts payable offset by increases in accounts receivable.

      Net cash used in investing activities was approximately $4.2 million for the six months ended June 30, 1999 and $30.5 million for the six months ended June 30, 2000. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures. Included in investing activities are securities received as a result of certain barter transactions with third parties.

      Net cash provided by financing activities was approximately $47.0 million for the six months ended June 30, 1999 and $98.4 million for the six months ended June 30, 2000. Net cash provided by financing activities was primarily a result of net proceeds from our initial public offering, borrowings under our line of credit and the capital contributions of members of internet.com LLC during the six months ended June 30, 1999 and from net proceeds from our follow-on public offering for the six months ended June 30, 2000.

      Capital expenditures were $836,000 for the six months ended June 30, 1999 and approximately $2.4 million for the six months ended June 30, 2000. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

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

                    Not Applicable

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                    Not Applicable

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The Company's annual meeting of stockholders was held on May 15, 2000.

                    The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:

                    NOMINEE                        FOR                 WITHHELD
                    -------                        ---                 --------

                    Alan M. Meckler                22,836,503          10,060
                    Christopher S. Cardell         22,836,503          10,060
                    Michael J. Davies              22,836,503          10,060
                    Gilbert F. Bach                22,836,503          10,060
                    William A. Shutzer             22,836,503          10,060

                    The proposal to approve an amendment to the internet.com Corporation 1999 Stock Incentive Plan to increase the number of shares of internet.com Corporation common stock available for grant pursuant to the exercise of options thereunder by 4,000,000 shares was approved by the vote set forth below:

                    FOR                   AGAINST                   ABSTAIN
                    ---                   -------                   -------

                    18,889,935            1,024,554                 10,817

                    The proposal to approve the appointment of Arthur Andersen LLP, independent accountants, to act as independent auditors for internet.com Corporation for the fiscal year ending December 31, 2000 was approved by the vote set forth below:

                    FOR                   AGAINST                   ABSTAIN
                    ---                   -------                   -------

                    22,806,286            38,665                    1,612

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

                              Exhibit
                              Number     Description
                           -----------------------------------------------------
                           11            Statement Regarding Computation of Per
                                         Share Earnings (Loss) (included in
                                         notes to consolidated financial
                                         statements)
                           27            Financial Data Schedule


                (b)  Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 11, 2000       internet.com Corporation


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