Form 10-Q
period 2000-09-30
INTERNET COM CORP
filed 2000-11-14
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 333-76331

                            INTERNET.COM CORPORATION
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                              06-1542480
       ------------------------------------    ---------------------------------
         (State or other jurisdiction of        (I.R.S. Employer Identification
          incorporation or organization)                       No.)

            23 OLD KINGS HIGHWAY SOUTH
                DARIEN, CONNECTICUT                           06820
       ------------------------------------    ---------------------------------
        (Address of principal executive                    (Zip Code)
                     offices)

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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of November 8, 2000 was 25,322,907.

                            INTERNET.COM CORPORATION


                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - December 31, 1999 and September 30, 2000              3

            Consolidated Statements of Operations - For the Three Months and Nine
                 Months Ended September 30, 1999 and 2000                                       4

            Consolidated Statement of Changes in Stockholders' Equity - For the Nine
                 Months Ended September 30, 2000                                                5

            Consolidated Statements of Cash Flows - For the Nine Months Ended
                 September 30, 1999 and 2000                                                    6

            Notes to Consolidated Financial Statements                                          7

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                            11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                          17

PART II.    Other Information                                                                   18

            Signatures                                                                          19

EXHIBIT 27. Financial Data Schedule                                                             20

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements

                            INTERNET.COM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                                                 1999                 2000
                                                                                                                   (UNAUDITED)
                                      ASSETS
     Current assets:
         Cash and cash equivalents                                                                 $17,943             $67,912
         Accounts receivable, net of allowances of $712 and $1,658, respectively                     5,568              12,043
         Prepaid expenses and other                                                                    347               1,452
                                                                                           ----------------    ------------------
                     Total current assets                                                           23,858              81,407

    Property and equipment, net of accumulated depreciation
        of $688 and $2,134, respectively                                                             3,221               4,598
    Intangible assets, net of accumulated amortization
        of $10,428 and $26,805, respectively                                                        39,086              71,248
    Investments in internet.com venture funds and other                                              1,855               6,487
    Other assets                                                                                       370                 621
                                                                                           ----------------    ------------------
                     Total assets                                                                  $68,390            $164,361
                                                                                           ================    ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
         Accounts payable                                                                         $ 1,635               $1,819
         Accrued payroll and related expenses                                                       1,441                1,786
         Accrued expenses and other                                                                 2,096                4,811
         Accrued Web site acquisition payments                                                      6,462                7,800
         Deferred revenues                                                                            403                1,269
                                                                                           ----------------    ------------------
                  Total current liabilities                                                        12,037               17,485

     Accrued Web site acquisition payments                                                            338                  919
                                                                                           ----------------    ------------------
                  Total liabilities                                                                12,375               18,404

     Commitments and contingencies                                                                      -                    -

     Stockholders' equity
         Preferred stock, $.01 par value, 4,000,000 shares authorized,
             no shares issued and outstanding                                                           -                    -
         Common stock, $.01 par value, 75,000,000 shares authorized,
             23,334,520 and 25,319,076 shares issued and outstanding at
             December 31, 1999 and September 30, 2000, respectively                                   233                  253
         Additional paid-in capital                                                                70,917              175,304
         Accumulated deficit                                                                      (15,135)             (29,604)
         Accumulated other comprehensive income                                                         -                    4
                                                                                           ----------------    ------------------
                  Total stockholders' equity                                                       56,015              145,957
                                                                                           ----------------    ------------------
                  Total liabilities and stockholders' equity                                      $68,390             $164,361
                                                                                           ================    ==================

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                               --------------------       --------------------
                                                                 1999        2000          1999(1)      2000
                                                               --------    --------       --------    --------
Revenues                                                       $  4,114    $ 14,717       $  8,598    $ 36,523
Cost of revenues                                                  2,035       6,334          4,938      16,058
                                                               --------    --------       --------    --------

Gross profit                                                      2,079       8,383          3,660      20,465
                                                               --------    --------       --------    --------

Operating expenses:
     Advertising, promotion and selling                           2,107       4,835          4,649      13,416
     General and administrative                                   1,123       2,563          2,742       6,702
     Depreciation                                                   224         578            413       1,446
     Amortization                                                 2,344       6,712          6,372      16,377
     Non-cash compensation charge                                  --          --            7,975        --
                                                               --------    --------       --------    --------
Total operating expenses                                          5,798      14,688         22,151      37,941
                                                               --------    --------       --------    --------

Operating loss                                                   (3,719)     (6,305)       (18,491)    (17,476)

Minority interest                                                  --            88           --           230
Equity loss from international and venture fund
     investments, net                                              --          (566)          --          (665)
Loss on investments, net                                           --          (157)          --           (85)
Interest income (expense), net                                      465       1,199            381       3,675
                                                               --------    --------       --------    --------

Loss before income taxes                                         (3,254)     (5,741)       (18,110)    (14,321)
Provision for income taxes                                         --            49           --           148
                                                               --------    --------       --------    --------
Net loss                                                       $ (3,254)   $ (5,790)      $(18,110)   $(14,469)
                                                               ========    ========       ========    ========

Basic and diluted net loss per share                           $  (0.14)   $  (0.23)      $  (0.94)   $  (0.58)
                                                               ========    ========       ========    ========
Weighted average number of common
    shares outstanding                                           23,325      25,143         19,326      24,904
                                                               ========    ========       ========    ========

(1) Represents the combined financial data of predecessor business and internet.com.

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   ACCUMULATED
                             COMMON STOCK         ADDITIONAL                          OTHER             TOTAL             TOTAL
                       ------------------------    PAID-IN       ACCUMULATED      COMPREHENSIVE     STOCKHOLDERS'     COMPREHENSIVE
                         SHARES       AMOUNT       CAPITAL         DEFICIT            INCOME            EQUITY            LOSS
                       ------------  ----------  -------------  ---------------  -----------------  ---------------  ---------------
Balance at
   December 31, 1999    23,334,520       $233        $70,917       $(15,135)               $-            $56,015               $-

  Proceeds from
     public offering     1,750,000         18         98,312              -                 -             98,330                -

  Exercise of stock
     options                23,174          -            304              -                 -                304                -

  Issuance of stock
     for acquisitions      211,382          2          5,771              -                 -              5,773                -

  Foreign currency
     translation
     adjustment                  -          -              -              -                 4                  4                4

  Net loss                       -          -              -        (14,469)                -            (14,469)         (14,469)
                       ------------  ----------  -------------  ---------------  -----------------  ---------------  ---------------

Balance at
   September 30, 2000   25,319,076       $253       $175,304       $(29,604)               $4           $145,957         $(14,465)
                       ============  ==========  =============  ===============  =================  ===============  ===============

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                     ----------------------------------
                                                                                         1999(1)              2000
                                                                                     ---------------     --------------
Cash flows from operating activities:
     Net loss                                                                            $(18,110)          $(14,469)
    Adjustments to reconcile net cash (used in) provided by operating activities-
          Depreciation and amortization                                                     6,785             17,823
          Provision for losses on accounts receivable                                         351              1,262
          Minority interest                                                                     -               (230)
          Equity loss from international and venture fund investments, net                      -                665
          Loss on investments, net                                                              -                 85
          Non-cash compensation charge                                                      7,975                  -
     Changes in assets and liabilities-                                                         -
          Accounts receivable                                                              (2,116)            (7,610)
          Prepaid expenses and other                                                         (270)            (1,355)
          Accounts payable and accrued expenses                                             2,197              3,453
          Deferred revenues                                                                   345                814
                                                                                     ---------------     --------------
               Net cash (used in) provided by operating activities                         (2,843)               438
                                                                                     ---------------     --------------

Cash flows from investing activities:
     Additions to property and equipment                                                   (1,271)            (2,808)
     Acquisitions of Web sites, related Internet media properties and other               (11,467)           (40,918)
     Investments in internet.com venture funds and other                                     (600)            (5,382)
                                                                                     ---------------     --------------
               Net cash used in investing activities                                      (13,338)           (49,108)
                                                                                     ---------------     --------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                           45,149             98,330
     Proceeds from exercise of stock options                                                    -                304
     Proceeds from exercise of warrant                                                      3,000                  -
     Borrowings under line of credit                                                        4,670                  -
     Payments for line of credit                                                           (6,556)                 -
                                                                                     ---------------     --------------
               Net cash provided by financing activities                                   46,263             98,634
                                                                                     ---------------     --------------

Effects of exchange rates on cash                                                               -                  5
                                                                                     ---------------     --------------

Net increase in cash and cash equivalents                                                  30,082             49,969
Cash and cash equivalents, beginning of period                                                129             17,943
                                                                                     ---------------     --------------
Cash and cash equivalents, end of period                                                  $30,211            $67,912
                                                                                     ===============     ==============

Supplemental disclosures of cash flow:
     Cash paid for interest                                                                   $92                 $-
                                                                                     ===============     ==============
     Cash paid for income taxes                                                                $-                $25
                                                                                     ===============     ==============

(1) Represents the combined financial data of predecessor business and internet.com.

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       THE COMPANY

      internet.com owns and operates a leading network of integrated business-to-business Web sites and related Internet media properties focused solely on the Internet industry. As of September 30, 2000, this network of Internet media properties consisted of 137 Web sites, 250 e-mail newsletters, 136 online discussion forums and 78 moderated e-mail discussion lists. The network is organized into 14 vertical content channels to serve Internet users, which include Internet industry and Internet technology professionals, Web developers and experienced Internet users.

      Since all of internet.com's products and services relate to providing Internet-related information to Internet industry and Internet technology professionals, Web developers and experienced Internet users, internet.com's success is dependent on, among other factors, the continued growth of the Internet.

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


3.       RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") subsequently amended by SFAS No. 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 will not have a material effect on our financial statements as we do not hold any derivative financial instruments.

      As of July 1, 2000, internet.com adopted Emerging Issues Task Force
Issue 00-2, "Accounting for Web Site Development Costs." As a result, internet.com is now capitalizing costs incurred with the development of internal Web sites, which had previously been expensed as a component of cost of revenues. internet.com continues to expense all costs incurred that relate to the planning and post-implementation phases of development. These charges are included in cost of revenues in the accompanying statements of operations. Amounts capitalized are included in intangible assets in the accompanying balance sheets and the related amortization is included in amortization expense in the accompanying statements of operations. These capitalized costs are being amortized over three years. As of September 30, 2000, internet.com had capitalized $409,000 of Web site development costs and recorded related amortization expense of $23,000 for the three months ended September 30, 2000.

      In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. However, SAB No. 101 does not change existing literature on revenue recognition. On June 26, 2000, the SEC staff announced that they are delaying the required implementation date for SAB No. 101. internet.com is now required to adopt SAB No. 101 no later than the fourth quarter of its fiscal year ended December 31, 2000. internet.com does not believe that the adoption of SAB No. 101 will have a material effect on its financial condition.


4.       COMPUTATION OF NET LOSS PER SHARE

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

      Computations of basic and diluted net loss per share for the three and nine months ended September 30, 1999 and 2000 are as follows:

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                       -----------------------------    ------------------------------
                                                          1999             2000             1999             2000
                                                       ------------    -------------    -------------    -------------
Numerator: Net loss                                       $(3,254)         $(5,790)         $(18,110)       $(14,469)

Denominator: Weighted average shares outstanding           23,325           25,143            19,326          24,904
                                                       ------------    -------------    -------------    -------------

Basic and diluted net loss per share                       $(0.14)         $ (0.23)         $  (0.94)       $  (0.58)
                                                       ============    =============    =============    =============

5.       ACQUISITIONS OF ASSETS

      The financial information presented in the accompanying unaudited condensed consolidated financial statements includes the results of operations of each business acquisition from the date the acquisition was consummated.

      For the nine months ended September 30, 1999 and 2000, internet.com made 12 and 24 acquisitions of Web sites and related Internet media properties for a total of $11.8 million and $39.1 million, respectively. These acquisitions were accounted for as purchases. Fifteen of the acquisitions made during the nine months ended September 30, 2000 provide for contingent payments to be made after the acquisition date based upon the achievement of certain objectives. With the exception of the ClickZ acquisition discussed below, the acquired Web sites and related Internet media properties had minimal tangible assets or liabilities.

      On September 8, 2000 internet.com consummated the acquisition of all the assets of ClickZ, Inc., a Massachusetts corporation ("ClickZ"), pursuant to an asset purchase agreement, dated September 8, 2000, by and among internet.com and the owners of ClickZ.

      The consideration paid in the acquisition of ClickZ (which was determined as a result of arms'-length negotiations) consisted of cash in the amount of $10 million and 211,382 restricted shares of internet.com's common stock. Furthermore, an additional payment, based on future performance measures will be made at the end of the earnout period consisting of 50% cash and 50% restricted shares of internet.com's common stock.

      A substantial majority of the purchase price of all the acquisitions made during the nine months ended September 30, 2000 has been recorded as intangible assets on a preliminary basis and is being amortized over an estimated useful life of three years. The purchase accounting for these acquisitions will be finalized at a later date not to exceed one year from the purchase date of each acquisition.

      The unaudited pro forma information below presents results of operations, as if all the acquisitions occurred as of January 1, 1999 and 2000, respectively, for the nine months ended September 30, 1999 and 2000, respectively. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results.

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                    1999         2000
                                                              ----------     --------
      Pro forma revenues                                      $   11,331     $ 41,058
                                                              ==========     ========

      Pro forma net loss                                      $  (29,939)    $(18,735)
                                                              ==========     ========

      Pro forma basic and diluted net loss per share          $    (1.20)    $  (0.75)
                                                              ==========     ========

6.       INVESTMENT IN INTERNET.COM VENTURE PARTNERS III LLC

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

      internet.com has committed $10.4 million representing a 14% investment in the Fund. The undrawn position of internet.com's capital commitment was approximately $7.3 million as of September 30, 2000. internet.com accounts for this investment on the equity basis of accounting.

      internet.com is entitled to approximately a 2% management fee for the day-to-day management of the Fund. For the period from inception of the Fund to September 30, 2000, management fees from the Fund amounted to $360,000. In addition, internet.com is entitled to reimbursement for certain costs associated with the operations of the Fund. The Fund owes $288,000 to internet.com related to such costs as of September 30, 2000.

7.       SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

      internet.com barters portions of unsold advertising impressions for equity interests in certain of its venture funds' portfolio companies. internet.com recorded $613,000 and approximately $1.4 million in revenue and investments, in internet.com venture funds and other during the three and nine months, respectively, ended September 30, 2000 related to the barter of unsold advertising impressions for equity.

      internet.com exchanged 211,382 shares of its common stock valued at $5.8 million for all the assets of ClickZ, Inc. as partial consideration pursuant to the asset purchase agreement dated September 8, 2000 (see note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and the accompanying notes which appear elsewhere in this filing. This filing contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, beliefs, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "believes," "intends," "plans" and similar expressions. Such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example, the competitive environment in which internet.com competes; the unpredictability of internet.com's future revenues (including those resulting from online advertising on internet.com's network of Web sites and related internet media properties), expenses, cash flows and stock price; internet.com's investments in international and venture fund investments; any material change in internet.com's intellectual property rights and continued growth and acceptance of the Internet. Factors which could cause our actual results to differ from those contained in the forward-looking statements are discussed below and in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

      We own and operate a network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry. As of September 30, 2000, our network consisted of 14 subject areas, or vertical content channels, that contain 137 Web sites, 250 e-mail newsletters, 136 online discussion forums and 78 moderated e-mail discussion lists focused solely on the Internet industry. During the month of September 2000, we delivered approximately 170 million page views to over 3 million unique visitors and 28.8 million copies of our e-mail newsletters to 4 million subscribers, and 29.5 million postings were generated by 134,000 subscribers to our moderated e-mail discussion lists.

      We generate revenues from the following sources:

      o advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

      o     e-commerce agreements and offerings;

      o     permission based opt-in e-mail list rentals;

      o     seminars and Internet breakfast forums;

      o     paid subscription services;

      o     licensing of our editorial content, brands and software;

      o     online press release distribution services; and

      o     venture fund management fees.

      We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media, Inc. and other third parties. In addition, internet.com barters portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. We did not record the effects of this barter in our financial statements for the nine months ended September 30, 1999. Beginning in January 2000, in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have prospectively recorded revenues and expenses from barter transactions at their estimated fair values. Revenues related to barter transactions were approximately $1.2 million and $3.1 million for the three and nine months ended September 30, 2000, respectively. Expenses related to barter transactions were $565,000 and $1.7 million for the three and nine months ended September 30, 2000, respectively.

      For the three and nine months ended September 30, 2000, approximately 65% and 70%, respectively, of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or the number of times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

      Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases a combination of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. We recognize the revenue sharing component of these agreements as revenue in the period that the underlying sales are made by the e-commerce vendor.

      Through a third-party agent, we currently offer for rental our permission based opt-in e-mail list names relating to 229 Internet-specific topics. Members of our community of Internet users volunteer, or "opt in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

      Our seminars generate revenues from attendee registrations, as well as from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the seminars are held. In addition, internet.com offers Internet breakfast forums on a monthly basis in cities in which it has news bureaus in the United States, as well as overseas where internet.com has international editions. Proceeds from the sale of sponsorships and table top exhibitions are deferred and recognized at the time the breakfast forums are held.

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

      Online press release distribution revenues are generated through InternetNewsBureau.com, which we acquired in October 1999. We distribute e-mail based press releases to over 5,600 registered journalists. Revenues are recognized at the time of distribution.

      Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Management fees are recognized ratably over the period the services are rendered. In addition, internet.com is entitled to 20% of the realized gains from portfolio investments.

      From July 1995 through September 30, 2000, we made 66 acquisitions of Internet media properties, consisting of 80 Web sites, 85 e-mail newsletters, 99 online discussion forums and 64 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of internet.com's acquisitions have been accounted for as purchases. Consequently, as of September 30, 2000 we had approximately $69.9 million of goodwill, net, which is being amortized over three years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

      REVENUES. Revenues were approximately $4.1 million for the three months ended September 30, 1999 and approximately $14.7 million for the three months ended September 30, 2000, representing an increase of 258%. Revenues relate to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements and offerings; permission based opt-in e-mail list rentals; seminars and Internet breakfast forums; paid subscription services; licensing; online press release distribution services; and venture fund management fees. While we anticipate that advertising revenues will continue to represent a majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, permission based opt-in e-mail list rentals, seminars, paid subscription services, licensing, online press release distribution services and venture fund management fees will expand and diversify our future revenue streams.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was approximately $2.0 million for the three months ended September 30, 1999 and approximately $6.3 million for the three months ended September 30, 2000, representing an increase of 211%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. The increase was offset by capitalization of certain costs under the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), of $409,000 for the three months ended September 30, 2000. As a percentage of revenues, cost of revenues was 49% for the three months ended September 30, 1999 and 43% for the three months ended September 30, 2000. We anticipate that our cost of revenues will continue to increase in absolute dollars as we continue to expand our existing content offerings and services. We anticipate hiring additional editorial, technology and operations personnel, as well as freelance contributors, as we acquire additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and expand our proprietary content.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were approximately $2.1 million for the three months ended September 30, 1999 and approximately $4.8 million for the three months ended September 30, 2000, representing a 129% increase. This change was primarily due to increased hiring of advertising sales personnel and the recording of barter advertising. As a percentage of revenues, advertising, promotion and selling expenses were 51% for the three months ended September 30, 1999 and 33% for the three months ended September 30, 2000. We anticipate that our advertising, promotion and selling expenses will continue to increase in absolute dollars, primarily due to our planned hiring of additional sales personnel in an effort to increase our advertising sales as well as increased expenses for the promotion of our content offerings and services to our community of Internet users, advertisers and vendors.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were approximately $1.1 million for the three months ended September 30, 1999 and approximately $2.6 million for the three months ended September 30, 2000, representing a 128% increase. This change was primarily due to the hiring of additional personnel and increased provisions for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 27% for the three months ended September 30, 1999 and 17% for the three months ended September 30, 2000. We expect that our general and administrative expenses will continue to increase in absolute dollars, but these expenses are expected to decrease as a percentage of revenues. We anticipate hiring additional general and administrative personnel.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $224,000 for the three months ended September 30, 1999 and $578,000 for the three months ended September 30, 2000, representing a 158% increase. As a percentage of revenues, depreciation of property and equipment was 5% for the three months ended September 30, 1999 and 4% for the three months ended September 30, 2000. Amortization of intangibles was approximately $2.3 million for the three months ended September 30, 1999 and approximately $6.7 million for the three months ended September 30, 2000, representing a 186% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 57% for the three months ended September 30, 1999 and 46% for the three months ended September 30, 2000. We anticipate that depreciation and amortization will continue to increase as we acquire additional Web sites, e-mail newsletters, online discussion forums, moderated e-mail discussion lists and other online businesses. We also anticipate increasing our capital expenditures to support the current and expected growth of our business.

      MINORITY INTEREST. Minority interest represents the minority stockholders' proportionate share of losses of internet.com's majority-owned consolidated international subsidiaries.

      EQUITY LOSS FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET. Equity losses represent internet.com's net equity interests in the investments in international joint ventures and the internet.com venture funds. Equity losses from international joint ventures were $176,000 for the three months ended September 30, 2000. Equity losses from the internet.com venture funds were $390,000 for the three months ended September 30, 2000.

      LOSS ON INVESTMENTS, NET. During the three months ended September 30, 2000, internet.com determined that the declines in value from internet.com's accounting basis for certain of our investments in internet.com venture fund portfolio companies was other than temporary. internet.com recognized losses totaling $157,000 to record its investments at the lower of their cost or estimated current fair value as of September 30, 2000.

      INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense that related to borrowings under a line of credit, was $465,000 for the three months ended September 30, 1999. Interest income was approximately $1.2 million for the three months ended September 30, 2000.

      PROVISION FOR INCOME TAXES. internet.com recorded a provision for income taxes of $49,000 for the three months ended September 30, 2000 related to foreign income tax liabilities which were recorded based upon estimated foreign tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

      REVENUES. Revenues were approximately $8.6 million for the nine months ended September 30, 1999 and approximately $36.5 million for the nine months ended September 30, 2000, representing an increase of 325%. Revenues relate to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements and offerings; permission based opt-in e-mail list rentals; seminars and Internet breakfast forums; paid subscription services; licensing; online press release distribution services; and venture fund management fees.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was approximately $4.9 million for the nine months ended September 30, 1999 and approximately $16.1 million for the nine months ended September 30, 2000, representing an increase of 225%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. The increase was offset by capitalization of certain costs under EITF 00-2, of $409,000 for the three months ended September 30, 2000. As a percentage of revenues, cost of revenues was 57% for the nine months ended September 30, 1999 and 44% for the nine months ended September 30, 2000.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were approximately $4.6 million for the nine months ended September 30, 1999 and approximately $13.4 million for the nine months ended September 30, 2000, representing a 189% increase. This change was primarily due to increased hiring of advertising sales personnel and the recording of barter advertising. As a percentage of revenues, advertising, promotion and selling expenses were 54% for the nine months ended September 30, 1999 and 37% for the nine months ended September 30, 2000.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were approximately $2.7 million for the nine months ended September 30, 1999 and approximately $6.7 million for the nine months ended September 30, 2000, representing a 144% increase. This change was primarily due to the hiring of additional personnel and increased provisions for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 32% for the nine months ended September 30, 1999 and 18% for the nine months ended September 30, 2000.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $413,000 for the nine months ended September 30, 1999 and approximately $1.4 million for the nine months ended September 30, 2000, representing a 250% increase. As a percentage of revenues, depreciation of property and equipment was 5% for the nine months ended September 30, 1999 and 4% for the nine months ended September 30, 2000. Amortization of intangibles was approximately $6.4 million for the nine months ended September 30, 1999 and approximately $16.4 million for the nine months ended September 30, 2000, representing a 157% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 74% for the nine months ended September 30, 1999 and 45% for the nine months ended September 30, 2000.

      NON-CASH COMPENSATION CHARGE. In March 1999, internet.com LLC granted 4% of its total common stock at the time to certain of its employees. As this common stock vested upon the completion of our initial public offering ("IPO"), we recorded an $8.0 million non-cash compensation charge concurrent with the completion of our IPO.

      MINORITY INTEREST. Minority interest represents the minority stockholders' proportionate share of losses of internet.com's majority-owned consolidated international subsidiaries

      EQUITY LOSS FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET. Equity losses represent internet.com's net equity interests in the investments in international joint ventures and the internet.com venture funds. Equity losses from international joint ventures were $250,000 for the nine months ended September 30, 2000. Equity losses from the internet.com venture funds were $415,000 for the nine months ended September 30, 2000.

      LOSS ON INVESTMENTS, NET. During the nine months ended September 30, 2000, internet.com received 17,213 shares of GoTo.com, Inc. common stock as a distribution from internet.com Venture Fund I LLC. internet.com recorded $72,000 in net realized gains on the disposition of its investment in GoTo.com, Inc. During the nine months ended September 30, 2000, internet.com determined that the declines in value from internet.com's accounting basis for certain of our investments in internet.com venture fund portfolio companies was other than temporary. internet.com recognized losses totaling $157,000 to record its investments at the lower of their cost or estimated current fair value as of September 30, 2000.

      INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense that related to borrowings under a line of credit, was $381,000 for the nine months ended September 30, 1999. Interest income was approximately $3.7 million for the nine months ended September 30, 2000.

      PROVISION FOR INCOME TAXES. internet.com recorded a provision for income taxes of $148,000 for the nine months ended September 30, 2000 related to foreign income tax liabilities which were recorded based upon estimated foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded operations primarily with cash from proceeds from our IPO and follow-on public equity offering, borrowings under a line of credit and, prior to our IPO, the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our IPO of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $42.9 million. On June 30, 1999, internet.com paid the outstanding balance under our line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by internet.com and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by internet.com from the follow-on offering were approximately $98.3 million. internet.com did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

      As of September 30, 2000, internet.com had total current assets of $81.4 million and total current liabilities of $18.4 million, or working capital of $63.0 million.

      Net cash used in operating activities was approximately $2.8 million for the nine months ended September 30, 1999 and net cash provided by operating activities was $438,000 for the nine months ended September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 1999 was primarily a result of our net losses adjusted for a non-cash compensation charge, depreciation and amortization and increases in accounts receivable offset by an increase in accounts payable and accrued expenses. Net cash provided by operating activities for the nine months ended September 30, 2000 was a result of a decrease in our net losses adjusted for depreciation and amortization and increases in accounts payable offset by increases in accounts receivable.

      Net cash used in investing activities was approximately $13.3 million for the nine months ended September 30, 1999 and $49.1 million for the nine months ended September 30, 2000. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures. Included in investing activities are securities received as a result of certain barter transactions with third parties.

      Net cash provided by financing activities was approximately $46.3 million for the nine months ended September 30, 1999 and $98.6 million for the nine months ended September 30, 2000. Net cash provided by financing activities was primarily a result of net proceeds from our initial public offering, borrowings under our line of credit and the capital contributions of members of internet.com LLC during the nine months ended September 30, 1999 and from net proceeds from our follow-on public offering for the nine months ended September 30, 2000.

      Capital expenditures were approximately $1.2 million for the nine months ended September 30, 1999 and approximately $2.8 million for the nine months ended September 30, 2000. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") subsequently amended by SFAS No. 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 will not have a material effect on our financial statements, as internet.com does not hold any derivative financial instruments.

      As of July 1, 2000, internet.com adopted Emerging Issues Task Force
Issue 00-2, "Accounting for Web Site Development Costs." As a result, internet.com is now capitalizing costs incurred with the development of internal Web sites, which had previously been expensed as a component of cost of revenues. internet.com continues to expense all costs incurred that relate to the planning and post-implementation phases of development. These charges are included in cost of revenues in the accompanying statements of operations. Amounts capitalized are included in intangible assets in the accompanying balance sheets and the related amortization is included in amortization expense in the accompanying statements of operations. These capitalized costs are being amortized over three years. As of September 30, 2000, internet.com had capitalized $409,000 of Web site development costs and recorded related amortization expense of $23,000 for the three months ended September 30, 2000.

      In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. However, SAB No. 101 does not change existing literature on revenue recognition. On June 26, 2000, the SEC staff announced that they are delaying the required implementation date for SAB No. 101. internet.com is now required to adopt SAB No. 101 no later than the fourth quarter of its fiscal year ended December 31, 2000. internet.com does not believe that the adoption of SAB No. 101 will have a material effect on its financial condition.

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

PART II - OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

                    For a description of material pending legal proceedings affecting the Registrant, see Item 3.-Legal Proceedings contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                             Exhibit
                             Number      Description
                           ------------- ---------------------------------------
                           11            Statement Regarding Computation of Per
                                         Share Earnings (Loss) (included in
                                         notes to consolidated financial
                                         statements)
                           27            Financial Data Schedule


                (b)  Reports on Form 8-K

                           On September 11, 2000 internet.com filed a Form 8-K under Item 2 announcing its acquisition of all the assets of ClickZ, Inc. a Massachusetts corporation (ClickZ) pursuant to an asset purchase agreement, dated September 8, 2000 by and among internet.com, ClickZ, Andrew R. Bourland and Ann M. Handley.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2000           internet.com Corporation


                                  /s/Christopher S. Cardell
                ------------------------------------------------------------
                                   Christopher S. Cardell
                       Director, President and Chief Operating Officer


                                 /s/Christopher J. Baudouin
                ------------------------------------------------------------
                                   Christopher J. Baudouin
                                   Chief Financial Officer