Form 10-K
period 2000-12-31
INTERNET COM CORP
filed 2001-04-02
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 26, 2001, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $101,332,308.

   The number of shares of the outstanding registrant's Common Stock as of March 26, 2001, was 25,333,077.

   Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2001 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

                            INTERNET.COM CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
Part I
Item 1.    Business                                                                           3
Item 2.    Properties                                                                         24
Item 3.    Legal Proceedings                                                                  24
Item 4.    Submission of Matters to a Vote of Security Holders                                24

Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters              25
Item 6.    Selected Financial Data                                                            26
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                       27
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                         34
Item 8.    Financial Statements and Supplementary Data                                        35
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                       63

Part III
Item 10.   Directors and Executive Officers of the Registrant                                 64
Item 11.   Executive Compensation                                                             64
Item 12.   Security Ownership of Certain Beneficial Owners and Management                     64
Item 13.   Certain Relationships and Related Transactions                                     64

Part IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                    65
           Signatures                                                                         68

   "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which internet.com competes; the unpredictability of internet.com's future revenues (including those resulting from online advertising on internet.com's Web sites and related Internet media properties), expenses, cash flows and stock price; internet.com's investments in international and venture investments; any material change in internet.com's intellectual property rights; and continued growth and acceptance of the Internet. For a more detailed discussion of such risks and uncertainties, refer to internet.com's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and internet.com assumes no obligation to update the forward-looking statements after the date hereof.

PART I

ITEM 1. BUSINESS

INTRODUCTION

    internet.com owns and operates a network of 170 Web sites and related Internet media properties, (as of March 15, 2001), focused solely on the Internet industry and information technology ("IT"). In addition to our 170 Web sites, our network includes 350 e-mail newsletters, which are periodical publications delivered by electronic mail; over 400 online discussion forums, which are electronic message centers where members of specific interest groups review messages left by others and leave their own messages; and over 150 moderated e-mail discussion lists, which are similar to online discussion forums, except that members' messages are transmitted and received by e-mail broadcast. Our network is organized into 16 subject areas, or vertical content channels. internet.com also produces over 20 offline seminars on Internet and IT-specific topics that are aligned with our network of Web sites and e-mail newsletters. These vertical content channels serve our Internet users, which include Internet industry and information technology professionals, Web developers and experienced Internet users. We provide our audience, or community of Internet users, with the following resources:

      o  real-time  Internet  industry and IT news       o  archives of definitive industry publications

      o  tutorials, training and skills development      o  discussion forums

      o  Internet and IT market research                 o  software downloads

      o  buyer's guides and products reviews             o  expert advice

    We also provide advertisers and vendors with a means through which they can reach our community of Internet industry and information technology professionals, many of whom either make or influence Internet and IT purchasing decisions. We have had over 2,000 advertisers on our network.

    We have rapidly built a network of Internet media properties through internal development and acquisitions. We have experience identifying, evaluating, acquiring and integrating Internet media properties that are complementary to our content offerings and services. From July 1995 through March 15, 2001, we made 74 acquisitions of Internet media properties, consisting of 100 Web sites, 105 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. Our size and recent growth are illustrated by the following statistics for the months of January 2000 and 2001:

                                                       JANUARY       JANUARY
                                                        2000           2001
                                                    -----------     -----------
      Web site page views                           112,000,000     250,000,000
      Unique Web site visitors                        2,200,000       3,200,000
      E-mail newsletters distributed                 21,000,000      35,800,000
      E-mail newsletter subscribers                   2,300,000       5,600,000

    Our objective is to maintain and strengthen our position as a provider of business information focused on the Internet industry and information technology. We intend to achieve this objective by continuing to execute the following strategies:

      o     increase our proprietary content offerings and services;

      o     grow through targeted acquisitions;

      o     enhance worldwide brand recognition;

      o     expand revenue opportunities; and

      o     increase our international presence.

    Prior to the acquisition of Mecklermedia Corporation by Penton Media, Inc. in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia. Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering the Internet industry and information technology. In connection with this acquisition, Penton Media determined that Mecklermedia's Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of March 15, 2001, Mr. Meckler beneficially owned approximately 51.8% of our outstanding common stock.

    internet.com Corporation was incorporated on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999. Our principal executive offices are located at 23 Old Kings Highway South, Darien, Connecticut 06820 and our telephone number is (203) 662-2800.

INDUSTRY BACKGROUND

    The Internet has emerged as a global distribution network for real-time news and information, an environment for online communities and a market place in which commerce is conducted. International Data Corporation estimates that the number of Internet users will grow from 500 million in 2001 to 1.0 billion in 2005. International Data Corporation expects U.S. spending on Web Hardware and Software to increase from $260 billion in 2000 to $1.3 trillion in 2004. In addition, Forrester Research estimates that spending on B2B recruitment and E-mail will increase from $3.0 billion in 2000 to $19.3 billion in 2005. To best exploit the growth of the Internet and information technology, businesses must stay abreast of Internet-related technologies and products as well as develop and maintain the skills necessary to utilize these technologies and products. A broader set of executive management and business professionals are increasingly participating in Internet and information technology implementation decisions with information technology professionals. As a result, Internet and IT-related topics need to be addressed from a variety of business and technology perspectives to effectively communicate the value of deploying and integrating Internet and information technologies.

    The increasing use of the Internet is dramatically affecting the operating methods of profit and not-for-profit businesses and other organizations. These businesses and organizations are dedicating an increasing amount of personnel and financial resources to integrating and effectively using the Internet and IT to expand and enhance their operations. As a result, these businesses and organizations have a rapidly growing need for personnel with specialized skills and knowledge in technologies that can effectively build and manage their Internet and information technology infrastructures.

THE INTERNET.COM SOLUTION

    We provide our community of Internet users with a wide variety of content offerings and services to aid them in their daily work and purchasing decisions. Our solution addresses the needs of three constituencies - Internet users, advertisers and vendors.

BENEFITS FOR OUR COMMUNITY OF INTERNET USERS

    CONTENT. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides Internet and IT news and information, which is updated on a daily basis. This Internet and IT news and information helps our community of Internet users to enhance their job performance by providing them with up-to-date information and resources about the Internet industry and information technology. Our network consists of proprietary content as well as services for the Internet industry and information technology, including:

      o     news;

      o     analysis;

      o     tutorials, training and skills development;

      o     market information about emerging products and technologies;

      o     buyers' guides and product reviews;

      o     Internet and IT market research; and

      o     expert advice.

    Unlike traditional media, our network provides our community of Internet users with real-time Internet and IT news and information. These users can easily search our network by using a host of search and navigation tools.

    COMMUNITY. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides our community of Internet users the ability to discuss and solve technical problems and share information by contributing materials and communicating with each other. Users submit and share software code and development tools that are then published and archived on our network. We believe that creating a sense of community through these services fosters loyalty and affinity among our community of Internet users and increases the amount of time they spend using our services. These services include:

    o ONLINE DISCUSSION FORUMS. We offer over 400 online discussion forums, categorized by vertical content areas for the Internet industry and information technology, that enable users to share information and resources in order to help each other solve technical problems. We archive these online discussion forums, creating an online knowledge repository for future reference.

    o MODERATED E-MAIL DISCUSSION LISTS. We offer over 150 moderated e-mail discussion lists which have over 134,000 subscribers. These lists, which are moderated by skilled internet.com personnel, are categorized by subject or vertical content areas for the Internet industry and information technology and enable subscribers to conveniently share information and resources and solve technical problems.

    o QUESTION AND ANSWER SERVICES. We offer question and answer services that enable users to submit technical questions related to the Internet industry and information technology as well as our content offerings and services. Answers from skilled internet.com personnel are published online in searchable formats.

    o TECHNICAL JOB LISTINGS. Through JOBS.INTERNET.COM and in conjunction with a commerce agreement with Dice.com, part of EarthWeb Inc., we provide our community of Internet users with access to Internet industry and information technology job openings. These job openings can be searched by job type, salary range and geographic location.

   COMMERCE. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides our community of Internet users the ability to evaluate, compare and purchase Internet and IT-related products and services provided by e-commerce vendors. We receive either fixed fees for advertising, bounties for new customers or revenue sharing of 10% to 50% of the sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. Through LINUXCENTRAL.COM we sell hardware, software and other products geared for the Linux and Open Source community. Through our CAREERS CHANNEL, we offer paid job listings that can be searched by job type, salary range and geographic location. These commerce offerings provide our users with access to the following goods and services, among others:

      o     online and instructor lead training;

      o     software and hardware;

      o     technical books and training materials;

      o     Internet and IT research reports;

      o     employment classifieds;

      o     opt-in e-mail list brokerage;

      o     online press release distribution;

      o     Web site hosting services;

      o     Web site security services; and

      o     business to business product and services exchange.

BENEFITS FOR ADVERTISERS AND VENDORS

   We provide advertisers and vendors with targeted channels to reach our highly focused community of Internet users, 87% of whom either make or influence purchasing decisions, according to a survey we commissioned from Insight Express LLC. We believe that our Internet users represent a large and targeted online community of Internet industry and information technology professionals, Web developers and experienced Internet users. We believe our advertisers and vendors can enhance the effectiveness of their advertising by customizing advertisements and placing them on targeted channels and pages on our network. We also provide vendors with a much needed distribution channel and the ability to focus their marketing efforts cost effectively.

     Our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists attract a focused community of business and professional Internet users, as compared to more broadly focused Web sites. According to a survey we commissioned from Insight Express LLC, which was conducted from October 2000 through December 2000, some key demographics of our community of Internet users include:

      o 87% are involved in purchasing Internet and information technology products and services for their companies and organizations, including hardware, software, networking and Internet access;

      o  79% purchased products online within the past six months;

      o 54% have Internet technology or information technology job titles; another 28% are in corporate management;

      o  the average annual household income of the group exceeds $71,000;

      o  65% are in the desirable 25-44 age group; and

      o  60% have at least one college degree.

OUR BUSINESS STRATEGY

   Our objective is to maintain and strengthen our position as a provider of business information focused solely on the Internet industries. We intend to achieve this objective by continuing to execute the following key strategies:

   INCREASE OUR PROPRIETARY CONTENT OFFERINGS AND SERVICES. We will strengthen our existing content offerings and services by continuing to improve our proprietary content available for our community of Internet users. Our editorial team, comprised of over 150 employees and over 100 freelance ontributors as of February 28, 2001, creates proprietary content for our network on a daily basis. We will continue to identify emerging topics of interest and then create and aggregate content for those topics through internal development and acquisitions of additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.

   GROW THROUGH TARGETED ACQUISITIONS. From July 1995 through March 15, 2001, we made 74 acquisitions, which included 100 Web sites, 105 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. We may also acquire Internet media properties to obtain valuable brands, expertise or access to new users, advertisers and vendors. We believe that by acquiring Internet media properties, we can integrate them into our network and improve their traffic and revenue results. In addition, we believe that acquiring Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists generally has increased the overall traffic on our existing network. We intend to use our experience gained from our numerous acquisitions in order to identify, evaluate, acquire and integrate Web sites and other media properties which are complementary to our network.

   ENHANCE WORLDWIDE BRAND RECOGNITION. We will continue to expand the combination of online and offline advertising and promotional campaigns to enhance the recognition of internet.com and our other brands. We intend to continue to promote the internet.com brand as a leading source of online content focused on the Internet industry. In addition, we will continue to promote our branded Internet services, such as SEARCHENGINEWATCH, WEB
DEVELOPER and CLICKZ, The ELECTRONIC COMMERCE GUIDE, under the internet.com network through online and offline advertising and other promotional activities. We also provide access to limited versions of our editorial content to others at no charge to promote our brands and generate traffic.
Our marketing and branding campaigns are designed to increase overall brand awareness. This increased brand awareness will help drive additional traffic to our network and create additional advertising impressions, which in turn will create additional advertising, e-commerce and other revenue opportunities. As a result, this growth in user traffic should make our network more valuable to advertisers and vendors. Our marketing and branding campaigns will reinforce to users, advertisers and vendors that the internet.com brand represents technical competence, comprehensiveness, timeliness and objectivity.

   EXPAND REVENUE OPPORTUNITIES. For the year ended December 31, 2000, a majority of our revenues were derived from advertising. We are continuing to develop additional revenue sources, including e-commerce agreements and offerings; permission based opt-in e-mail list rentals; seminars and Internet breakfast forums; paid subscription services; postal list rentals; content and brand licensing; online press release distribution services; and venture fund management fees. See "Revenue Opportunities."

   INCREASE OUR INTERNATIONAL PRESENCE. The Internet is also rapidly growing internationally and we intend to utilize our experience to continue to develop and acquire Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists with an international focus in order to expand our global presence. We have launched internet.com country and regional Web sites for Arabia, Asia, Australia, China, France, Germany, India, Israel, Japan, Korea, Singapore, South Africa, Sweden, Turkey and the United Kingdom. These regional editions are produced by our employees and freelance contributors in the geographic areas they serve and provide daily Internet news from the country or region in either English or the primary language. We are seeking opportunities in other countries and regions to produce additional non-English language editions. We intend to continue to develop and acquire English and non-English language Internet media properties to increase our global presence.

REVENUE OPPORTUNITIES

    ADVERTISING. For the year ended December 31, 2000, a majority of our revenues were generated from advertising on our Web sites and online discussion forums. With the growth in subscribers to our e-mail newsletters and moderated e-mail discussion lists, these media properties are also expected to contribute to increased advertising revenues in the future.

    E-COMMERCE AGREEMENTS AND OFFERINGS. We have entered into a number of e-commerce agreements, which generally include either a fixed fee for advertising, a bounty for new customer accounts or revenue sharing of 10% to 50% of the sales made by the e-commerce vendor as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. E-commerce agreements typically are a minimum of three months in duration. As of December 31, 2000, our 10 longest term vendors relationships were:

      CareerBuilder, Inc.               Insight Express, Inc.
      Commission Junction, Inc.         NewMediary, Inc.
      Cyveillance, Inc.                 Qwest Communications, Inc.
      Digital River, Inc.               Real Networks, Inc.
      Domain Bank, Inc.                 ScreamingMedia.com, Inc.

    We also provide our user community with various e-commerce offerings. Through ALLNETRESEARCH.COM, we sell paid research reports offered by over 90 third party publishers. Through LINUXCENTRAL.COM, we sell hardware, software and other products geared for the Linux and Open Source community. Through our CAREERS CHANNEL, we offer paid job listings that can be searched by job type, salary range and geographic location.

    PERMISSION BASED OPT-IN E-MAIL LIST RENTALS. Through a third-party agent, we currently offer for rental our permission based opt-in e-mail list names relating to over 250 Internet and IT-specific topics. Members of our community of Internet users volunteer, or "opt in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names.

    SEMINARS AND INTERNET BREAKFAST FORUMS. We offer offline seminars focused on Internet and IT-specific topics that are of interest to our community of Internet users. We are able to efficiently promote these seminars through our network. We generate revenues from attendee registrations, as well as from advertiser and vendor sponsorships. In addition, internet.com offers Internet breakfast forums on a monthly basis in cities in which it has news bureaus in the United States, as well as overseas where internet.com has international editions. We generate revenues from the sale of sponsorships and table top exhibitions.

    PAID SUBSCRIPTION SERVICES. Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch, certain sections of WALLSTREETRESEARCHNET, UNCLAIMEDDOMAIN, DOMAINBOOK.COM, ASPNEWS.COM AND ALERTIPO.COM, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which has not yet been recognized as revenue.

    LICENSING AGREEMENTS. We license our editorial content and brands to third parties for fixed fees and royalties based on the licensee's revenues generated by the licensed content. We also provide access to limited versions of our editorial content to others at no charge, to promote our brands and generate traffic.

    We license selected portions of our editorial content to print publishers. We license one-time rights to reprint individual articles, online or in print, to third parties through licensing of reprints and copyright permission requests. We licensed our ISDEX, The Internet Stock Index, to the Kansas City Board of Trade for futures and futures options contracts which trade on this exchange. We also licensed our ISDEX to Investec Guinness Flight Global Asset Management Limited for use in connection with a mutual fund.

    ONLINE PRESS RELEASE DISTRIBUTION SERVICES. Through INTERNETNEWSBUREAU.COM, we provide paid e-mail based press release distribution services. These press releases are e-mailed to over 5,000 registered journalists.

    VENTURE FUND MANAGEMENT FEES. We are the portfolio manager of internet.com Venture Fund I LLC, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, a $75.0 million venture fund formed in January 2000, all of which invest in early-stage content-based Internet properties that are not competitive with internet.com. We earn management fees for the day-to-day operation and general management of the funds. We are also entitled to 20% of the realized gains on investments made by these funds. We invested $700,000 in the initial fund and $1.7 million in the second fund, which are now fully invested. We committed $10.4 million in the third fund, of which $3.1 million has been invested as of December 31, 2000. The remaining $4.3 million in the initial fund, $13.5 million in the second fund and $64.6 million in the third fund were invested or committed by third party investors.

CONTENT OFFERINGS AND SERVICES

    We offer a broad range of content offerings and services to serve the needs of our community of Internet users for content, community and commerce, as well as the needs of advertisers and vendors in targeting our community of Internet users. Our network is organized into the following 16 vertical content categories, or channels:

    o INTERNETNEWS CHANNEL - Provides real-time coverage of Internet industry and information technology news events from around the world. Our staff of over 25 analysts and journalists file approximately 50 original items daily in the following vertical Internet news categories: business, finance, Internet service provider, or ISP, Web developer, E-commerce, Internet advertising and

        Internet stocks. We enhance our original coverage of Internet industry and IT news events through agreements with Reuters NewMedia Inc. and USA TODAY to carry selected Internet news items.

    o INTERNET TECHNOLOGY CHANNEL - Provides access to Internet news, analyses, tutorials, reviews and resource guides to help our users integrate evolving Internet technologies. Internet media properties in the Internet Technology Channel cover many topics, including corporate intranet implementation, Web servers and Internet and information technology products.

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

    o INTERNET RESOURCES CHANNEL - Provides access to an online dictionary of Internet and information technology terms, subscription services to our e-mail newsletters, information about Internet and IT industry events and other Internet resources.

    o ASP RESOURCES CHANNEL. - Provides news, analysis, commentary and community interaction to help Application Service Providers ("ASP") professionals do their jobs and buy products and services more efficiently.

    o ISP RESOURCES CHANNEL - Provides information for professionals in the Internet Service Provider ("ISP") and Competitive Local Exchange Carrier ("CLEC") industries, including ISP-Planet, CLEC-Planet and ISP-Lists, a collection of 47 e-mail discussion lists used by more than 59,000 professionals in the ISP industry to communicate with their colleagues.

    o INTERNET INVESTING CHANNEL - Provides stock and financial news, information and analysis about Internet companies. This channel includes the Internet Stock Report, which includes daily analysis of Internet stocks; ISDEX, The Internet Stock Index, a proprietary index of 50 publicly traded Internet stocks; InternetStockList, a directory of publicly traded Internet companies; and IPO Watch, a directory of Internet companies which have filed to go public.

    o INTERNATIONAL CHANNEL - Provides Internet news and information for specific countries or regions, including Arabia, Asia, Australia, China, France, Germany, India, Israel, Japan, Korea, Singapore, South Africa, Sweden, Turkey and the United Kingdom.

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

    o INTERNET LISTS CHANNEL - A collection of Web-based directories that allow users to find and evaluate ISPs, ASPs, Web design firms, trade shows and online casinos.

    o WINDOWS INTERNET TECHNOLOGY CHANNEL - Provides news, tutorials, and information resources for technology professionals implementing and maintaining Internet and intranet applications using Microsoft Corporation technologies, including Active Server Pages and Back Office.

    o WIRELESS INTERNET CHANNEL - Provides comprehensive coverage of the market serving the mobile community of Personal Digital Assistant ("PDA") and mobile phone users.

    o EARTHWEB CHANNEL - Provides a comprehensive set of solutions to a broad range of IT and Internet professionals including all job titles from CTOs to programmers.

    o CAREERS CHANNEL - Provides access to Internet and IT job listings posted by thousands of employers across the country.

INTERNET.COM WEB SITES AND RELATED INTERNET MEDIA PROPERTIES

   In addition to our 170 Web sites, the Internet media properties presented on these channels include 350 e-mail newsletters, over 400 online discussion forums and over 150 moderated e-mail discussion lists. Our network of Internet media properties consists of the following:

                                                                                                 E-MAIL      ONLINE        E-MAIL
              INTERNET                                                                 WEB        NEWS-    DISCUSSION    DISCUSSION
           MEDIA PROPERTY                            DESCRIPTION                      SITE       LETTER      FORUMS         LISTS
-------------------------------------- -----------------------------------------     -------    --------  ------------  ------------
INTERNETNEWS CHANNEL
atnewyork                              Provides news and analysis for the               o           o           o
www.atnewyork.com                      New York City Internet industry and
                                       information technology

boston.internet.com                    Provides news and analysis for the               o
www.boston.internet.com                Boston Internet industry and
                                       information technology

chicago.internet.com                   Provides news and analysis for the               o           o
www.chicago.internet.com               Chicago Internet industry and
                                       information technology

dc.internet.com                        Provides news and analysis for the               o
www.dc.internet.com                    Washington, DC Internet industry
                                       and information technology

internetnews radio                     Daily audio Internet news broadcast              o
www.internetnewsradio.com

internetnews                           Real-time, global coverage of                    o           o
www.internetnews.com                   Internet industry and information
                                       technology news and analysis
                                       reported by our staff covering
                                       business, finance, ISP, Web
                                       development, e-commerce,
                                       advertising, stocks and
                                       international news

la.internet.com                        Provides news and analysis for the               o           o
www.la.internet.com                    Los Angeles Internet industry and
                                       information technology

NewsLinx                               Provides continuous updates of                   o           o
www.newslinx.com                       Internet news headlines with links
                                       to the related articles from
                                       leading news Web sites

seattle.internet.com                   Provides news and analysis for the               o           o
www.seattle.internet.com               Seattle Internet industry and
                                       information technology

siliconvalley.internet.com             Provides news and analysis for the               o           o
www.siliconvalley.internet.com         Silicon Valley Internet industry
                                       and information technology

INTERNET TECHNOLOGY CHANNEL

BotSpot                                Directory of information and                     o           o          o
www.botspot.com                        resources about automated Internet
                                       data retrieval


BrowserWatch                           News and information for technical               o           o                    o
www.browserwatch.com                   professionals about Web browsers

DBASupport.com                         News and information about new                   o           o          o
www.dbasupport.com                     hardware and networking devices

Hardware Central                       Comprehensive hardware information               o           o          o
www.hardwarecentral.com                including advice on optimization
                                       and troubleshooting

InternetProductWatch                   Searchable directory of commercial               o           o
www.internetproductwatch.com           Internet product listings

Internet Technology Forums             Discussion forums about Internet                                         o
forums.internet.com                    technology topics

Intranet Design Magazine               Tutorials and product reviews for                o           o           o        o
www.intranetdesignmagazine.com         intranet managers

ServerWatch                            Reviews of Web server hardware and               o           o           o        o
www.serverwatch.com                    software

SolarisGuide                           Information resource for Sun                     o                       o
www.solarisguide.com                   Solaris administrators and software
                                       developers

SQLCourse                              Online tutorial teaching the basics              o
www.sqlcourse.com                      of Structured Query Language, a
                                       method of retrieving information
                                       from databases

SQLCourse2                             Online tutorial teaching the basics              o
www.sqlcourse2.com                     of Structured Query Language, a
                                       method of retrieving information
                                       from databases

SQLWire                                News site for SQL professionals,                 o           o                    o
www.sqlwire.com                        featuring links to news stories
                                       about Structured Query Language and
                                       related topics






                                                                                                 E-MAIL      ONLINE        E-MAIL
              INTERNET                                                                 WEB        NEWS-    DISCUSSION    DISCUSSION
           MEDIA PROPERTY                            DESCRIPTION                      SITE       LETTER      FORUMS         LISTS
-------------------------------------- -----------------------------------------     -------    --------  ------------  ------------
INTERNET TECHNOLOGY CHANNEL (CONTINUED)
Webopedia                              Dictionary and search engine                     o           o
www.webopedia.com                      containing more than 8,800 Internet
                                       and technology definitions and
                                       terms

WebServer Compare                      Directory of Web servers listing                 o
www.webservercompare.com               technical specifications

WEB DEVELOPER CHANNEL

ExtremeFlash.com                       Information resource for flash                   o
www.extremeflash.com                   multimedia technology

FlashKit                               Information resource for flash                   o           o           o              o
www.flashkit.com                       multimedia technology

FlashPlanet                            Information resource for flash                   o
www.flashplanet.com                    multimedia technology

Gif.com                                One stop shop for GIF and JPEG                   o           o
www.gif.com                            graphics

JavaBoutique                           Collection of over 360 Java applets              o           o           o              o
www.javaboutique.com                   available for download

Javascript.com                         Portal site that facilitates access              o           o
www.javascript.com                     to internet.com Javascript services

The JavascriptSource                   Collection of over 300 Javascripts               o           o           o
www.javascriptsource.com               available for download

Jobs.webdeveloper.com                  Find or post a Web developer job                 o
www.jobs.webdeveloper.com

ScriptSearch                           Links to more than 5,000 C++, PERL,              o           o           o
www.scriptsearch.com                   VBScript and other programs online

StreamingMediaWorld                    Tutorials and information resources              o           o           o              o
www.streamingmediaworld.com            for streaming media developers

WebDeveloper                           News, reviews and tutorials for Web              o           o           o              o
www.webdeveloper.com                   developers

Web Developer Forums                   Discussion forums about Web                                              o
forums.internet.com                    development topics

Web Developer's Journal                Tutorials and information resources              o           o           o              o
www.webdevelopersjournal.com           for Web site development, site
                                       design, HTML, Web graphics and
                                       audio

Web Developer's Virtual Library        Tutorials and technical information              o           o           o              o
www.wdvl.com                           for Web developers

WebReference                           Tutorials, technical information                 o           o           o              o
www.webreference.com                   and reviews for Web developers

XML.101                                Tutorials and information resource               O           o
www.xml101.com                         for learning XML (Extensible Markup
                                       Language)

ECOMMERCE/MARKETING CHANNEL

Ad Resource                            Collection of Internet advertising               o
www.adresource.com                     resources for Internet marketers

AllNetResearch                         Directory of Internet Cindustry and              o           o           o
www.allnetresearch.com                 information technology research
                                       reports available for online
                                       purchase

ChannelSeven.com                       The information source for Internet              o           o           o
www.channelseven.com                   marketing and advertising

ClickZ Network                         Cutting edge commentary on Internet              o           o           o
www.clickz.com                         marketing and advertising from
                                       industry leaders as well as case
                                       studies and unique insight

CyberAtlas                             Searchable repository of                         o           o           o
www.cyberatlas.com                     Internet-related research abstracts

Domainbook                             One of the largest catalogs of                   o
www.domainbook.com                     domain names for sale on the
                                       Internet

DomainNotes                            The ultimate domain name resource                o           o           o
www.domainnotes.com                    with domain news, articles, and
                                       discussion

Ecommerce News                         Your source for E-commerce news,                 o
www.internetnews.com                   views, and how-to's

eCRM Guide                             The definitive source for Customer Relationship  o            o
www.ecrmguide.com                      Management (CRM) technology




                                                                                                 E-MAIL      ONLINE        E-MAIL
              INTERNET                                                                 WEB        NEWS-    DISCUSSION    DISCUSSION
           MEDIA PROPERTY                            DESCRIPTION                      SITE       LETTER      FORUMS         LISTS
-------------------------------------- -----------------------------------------     -------    --------  ------------  ------------
ECOMMERCE MARKETING CHANNEL (CONTINUED)
Electronic Commerce Guide              News, tutorials, reviews and                     o           o           o             o
www.ecommerce-guide.com                opinions for e-commerce
                                       professionals

Internet Advertising Report            Highlights top Internet marketing                o           o
www.internetnews.com                   and advertising news and events

Internet Day                           Daily tutorial for Internet                      o           o
www.internetday.com                    marketers and professionals

Internet PR Guide                      InternetPRGuide offers public                    o
www.internetprguide.com                relations tips and strategy for
                                       Internet professionals on PR topics
                                       such as press release writing,
                                       distribution and trade shows

New Media                              New Media follows what's next on the             o           o
www.newmedia.com                       Net - the latest trends and
                                       technologies for Internet architects

Refer-It                               Directory of Web site affiliate,                 o           o
www.refer-it.com                       referral and revenue sharing
                                       programs

SearchEngineWatch                      How-to site for Internet marketers               o           o
www.searchenginewatch.com              and users about search engine
                                       operations

TurboAds.com                           The ultimate resource for rich                   o                      o
www.turboads.com                       media advertising

Unclaimed Domains                      The ultimate domain names alert                  o           o
www.unclaimeddomains.com               service online

Wireless Ad Watch                      Provides users with in-depth wireless            o           o
www.wirelessadwatch.com                marketing data, news, company profiles
                                       and insight

AllNet Training                        Provides courses and events focused on           o           o
www.allnettraining.com                 the needs of IT, Communications, Internet
                                       and Development professionals

INTERNET RESOURCES CHANNEL

ConsoleWire.com                        The online resource for                          o           o          o         o
www.consolewire.com                    Next-Generation Internet-Enabled
                                       consoles

CoolCentral                            Recommendations for useful and                   o
www.coolcentral.com                    entertaining Web sites

The Counter                            Online tools to enable Webmasters                o           o          o
www.thecounter.com                     to analyze their traffic

Events.internet.com                    Information about internet.com's                 o
events.internet.com                    seminars and breakfast forums
                                       focused on the Internet industry
                                       and IT

The Guestbook                          Online application that mpermits                 o
www.theguestbook.co                    Webmasters to add a "guest sign in"
                                       feature to Web sites

Internet Breakfast Forums              An excellent opportunity for                     o
www.breakfastforums.com                professionals to enhance their
                                       knowledge of the Internet industry
                                       and IT as well as to network with
                                       some leading industry figures

Internet Forums                        Directory of online discussion                                           o
forums.internet.com                    forums about a variety of Internet
                                       topics

Internet News Bureau                   Press release distribution services              o
www.newsbureau.com                     for businesses and journalists

Internet Seminars                      Internet and IT seminars                         o
www.seminars.internet.com              for industry professionals

InternetShopper                        Directory of shopping Web sites                  o           o
www.internetshopper.com                listed by category, daily listings
                                       of free and discounted items
                                       available online and an Internet
                                       shopping agent

My Desktop                             Information site for experienced                 o           o           o         o
www.mydesktop.com                      Internet users

SharkyExtreme                          Resource for the latest hardware                 o           o           o         o
www.sharkyextreme.com                  and software technology on the Web

Virtual Dr                             Technical support for Internet and               o           o           o         o
www.virtualdr.com                      personal computer users

ASP RESOURCES CHANNEL

Application Planet                     A resource center for users of                   o           o
www.applicationplanet.com              Web-based business services

ASPIsland                              E-mail newsletters, discussion                   o           o           o         o
www.aspisland.com                      forums and job resources

ASP News                               Global news and analysis                         o
www.internetnews.com                   forPApplication Service Providers
                                       ("ASP")

ASPnews.com                            E-mail newsletters and online                    o           o
www.aspnews.com                        publication serving the ASP
                                       industry and community

The List:  ASP's                       The definitive ASP buyer's guide                 o
asp.thelist.com

ThinPlanet.com                         News and information resource for                o           o           o
www.thinplanet.com                     professionals involved with "thin
                                       client" computing






                                                                                                 E-MAIL      ONLINE        E-MAIL
              INTERNET                                                                 WEB        NEWS-    DISCUSSION    DISCUSSION
           MEDIA PROPERTY                            DESCRIPTION                      SITE       LETTER      FORUMS         LISTS
-------------------------------------- -----------------------------------------     -------    --------  ------------  ------------
ISP RESOURCE CHANNEL
CLEC-Planet                            News and information about                       o           o
www.clec-planet.com                    Competitive Local Exchange Carriers
                                       ("CLEC's") for the Internet Service
                                       Provider ("ISP") industry

ISP Glossary                           Your source for the most up-to-date              o
isp.webopedia.com                      terms, definitions, and acronyms
                                       for and about internet service
                                       providers

ISP-Lists                             E-mail discussion lists and Web                  o                       o              o
www.isp-lists.com                      sites serving ISP industry
                                       professionals

ISP News                               Real-time, global coverageSof ISP                o
www.internetnews.com                   industry news

ISP-Planet                             News and information for the ISP                 o           o
www.isp-planet.com                     industry

INTERNET INVESTING CHANNEL

After Hours Trading                    News, resources and quotes for the               o                                 o
www.internetinvesting.com              24 hour investor

Alert-IPO                              An automated notification system                 o           o
www.alert-ipo.com                      for Initial Public Offerings with
                                       the most comprehensive database on
                                       the Web

Internet Investing                     The latest news, analysis and data               o
www.internetinvesting.com              for investors from internet.com's
                                       global network of investing sites

Internet Stock Forums                  Discussion forums about Internet                                         o
forums.internet.com                    stocks and investing

Internet Fund Index                    Directory of Internet mutual funds,              o
www.internetfundindex.com              sortable by size, performance or
                                       name

Internet Stock Report                  Strategic and financial analysis of              o           o           o
www.internetstockreport.com            the Internet industry, including
                                       stocks, M&A, forecasts, and trends

InternetStockList                      Directory of publicly traded                     o
www.internetstocklist.com              Internet companies, including
                                       related news, information and
                                       analysis

InternetVCLinx                         News and information covering                    o           o
www.internetvclinx.com                 leading venture capitalists, their
                                       funds and their deal flow related
                                       to the Internet industry

InternetVCWatch                        Database of Internet venture                     o           o           o
www.internetvcwatch.com                capital firms, deals and companies
                                       that have received venture funding

IPOWatch                               Directory of Internet                            o                       o
www.internetnews.com                   companies that have filed to go
                                       public, including related news,
                                       information and analysis

ISDEX, The Internet Stock Index        Proprietary index of 50 publicly                 o           o
www.isdex.com                          traded Internet stocks


Mutual Funds Central                   Provides timely intelligence for                 o
www.mutualfundscentral.com             fund investors

Silicon Alley Stocks                   News and information about New York              o                       o
www.siliconalleystoc.com               City Internet industry public
                                       companies

Wall Street Research Net               Information and resources for                    o           o
www.wsrn.com                           investors on the Web

INTERNATIONAL CHANNEL

Arabia                                 Daily Internet and IT news and                   o
arabia.internet.com                    information about the Middle East

Asia                                   Daily Internet and IT news and                   o           o
asia.internet.com                      information about Asia

Australia                              Daily Internet and IT news and                   o           o
australia.internet.com                 information about Australia

China                                  Daily Internet and IT news and                   o           o
china.internet.com                     information about China

France                                 Daily Internet and IT news and                   o           o
france.internet.com                    information about France

Germany                                Daily Internet and IT news and                   o           o
germany.internet.com                   information about Germany





                                                                                                 E-MAIL      ONLINE        E-MAIL
              INTERNET                                                                 WEB        NEWS-    DISCUSSION    DISCUSSION
           MEDIA PROPERTY                            DESCRIPTION                      SITE       LETTER      FORUMS         LISTS
-------------------------------------- -----------------------------------------     -------    --------  ------------  ------------
INTERNATIONAL CHANNEL (CONTINUED)
India                                  Daily Internet and IT news and                   o           o
india.internet.com                     information about India

Israel                                 Daily Internet and IT news and                   o           o
israel.internet.com                    information about Israel

Japan                                  Daily Internet and IT news and                   o           o
japan.internet.com                     information about Japan

Korea                                  Daily Internet and IT news and                   o           o
korea.internet.com                     information about Korea

Singapore                              Daily Internet and IT news and                   o           o
singapore.internet.com                 information about Singapore

South Africa                           Daily Internet and IT news and                   o           o
southafrica.internet.com               information about South Africa

Sweden                                 Daily Internet and IT news and                   o           o
sweden.internet.com                    information about Sweden

Turkey                                 Daily Internet and IT news and                   o           o
turkey.internet.com                    information about Turkey

United Kingdom                         Daily Internet and IT news and                   o           o
uk.internet.com                        information about the United
                                       Kingdom

DOWNLOAD CHANNEL

CWSApps                                Reviews and downloads for Microsoft              o           o                         o
www.cwsapps.com                        Windows based Internet software

Jumbo!                                 Software Web site with over 300,000              o           o                         o
www.jumbo.com                          programs available for download.
                                       Offers users a wide variety of free
                                       software for download from
                                       applications categories such as
                                       business, communications, desktop
                                       enhancements and productivity

INTERNET LISTS CHANNEL

InternetCasinoList                     Directory of more than 400online                 o
www.internetcasinolist.com             casinos

Internet E-Mail List                   Directory of free e-mail service providers       o           o
www.internetmaillist.com

Internet Radio List                    A comprehensive global directory of over         o           o
www.internetradiolist.com              1,700 Internet radio stations and links to
                                       live broadcasts on the Web

InternetTradeShowList                  Directory of trade shows and                     o           o
www.internettradeshowlist.com          seminars for the Internet industry
                                       and information technology

The List: ASP's                        The definitive ASP buyer's guide                 o
asp.thelist.com

The List: ISP's                        Buyer's guide containing terms of                o
www.thelist.com                        service for more than 9,600
                                       Internet Service Providers
                                       worldwide

The List: Web Hosts                    Buyer's guide for hosting prices                 o
webhosts.thelist.com                   and services

WebDesignList                          Directory of more than 2,500 Web                 o           o
designlist.internet.com                design firms


WINDOWS INTERNET TECHNOLOGY CHANNEL

15 seconds                             Tutorials, discussion lists and                  o           o           o             o
www.15seconds.com                      newsletters for Microsoft Active
                                       Server Pages developers

4GuysFromRolla                         Tutorials and information resources              o           o           o             o
www.4guysfromrolla.com                 for Web site developers using
                                       Microsoft Active Server Pages
                                       technology

ASPWatch.com                           The premier destination for news and             o                       o             o
www.aspwatch.com                       information on building Internet solutions
                                       using Microsoft Active Server Pages
                                       technology

ASPWire                                News site featuring links to press               o           o           o             o
www.aspwire.com                        reports about Microsoft's Active
                                       Server Pages Web site development
                                       technology

ASP101                                 Provides coverage of all aspects of              o                       o
www.asp101.com                         using Microsoft Active Server Pages
                                       technology

BHS.com                                Microsoft system administrator                   o           o           o             o
www.bhs.com                            support site that offers software
                                       downloads, FAQs, help wanted
                                       listings and online discussion
                                       forums

Swynk                                  News and information for system                  o           o           o             o
www.swynk.com                          administrators







                                                                                                 E-MAIL      ONLINE        E-MAIL
              INTERNET                                                                 WEB        NEWS-    DISCUSSION    DISCUSSION
           MEDIA PROPERTY                            DESCRIPTION                      SITE       LETTER      FORUMS         LISTS
-------------------------------------- -----------------------------------------     -------    --------  ------------  ------------
WINDOWS INTERNET TECHNOLOGY CHANNEL (CONTINUTUED)
VBWire                                 News site featuring links to press               o           o           o             o
www.vbwire.com                         reports about Microsoft's Visual
                                       Basic programming language

Windrivers                             Resource for Windows                             o                       o
www.windrivers.com                     support/drivers

WinPlanet                              Microsoft Windows software news,                 o           o           o             o
www.winplanet.com                      tutorials, opinions, reviews and
                                       tips

LINUX/OPEN SOURCE CHANNEL

All Linux Devices                      Daily source of embedded Linux                   o           o                         o
www.alllinuxdevices.com                information

Apache Today                           Site serves the community of Apache              o           o
www.apachetoday.com                    open source software users

BSDCentral                             Commercial supplier of Internet and              o           o
www.bsdcentral.com                     networking software based on the
                                       Berkeley version of UNIX

BSDToday                               Daily source for BSD news and                    o           o
www.bsdtoday.com                       information

Enterprise Linux Today                 Designed for those interested in                 o           o
www.eltoday.com                        Linux in the enterprise role

JustLinux                              Portal site that facilitates access              o           o           o             o
www.justlinux.com                      to Linux information resources

LinuxCentral                           Linux software, book and                         o           o
www.linuxcentral.com                   accessories e-commerce site

LinuxNewbie                            The ultimate resource for those who              o           o           o
www.linuxnewbie.org                    are beginners to Linux/Open Source

LinuxPlanet                            Linux news and tutorials for system              o           o           o
www.linuxplanet.com                    administrators

LinuxProgramming                       Tutorials, discussion lists and                  o
www.linuxprogramming.com               information resources for Linux
                                       programmers

LinuxStart                             Portal site that facilitates access              o           o           o             o
www.linuxstart.com                     to Linux information resources

LinuxToday                             News and community site for Linux                o           o           o
www.linuxtoday.com                     professionals

PHP Builder                            Tutorials, message boards and                    o           o           o             o
www.phpbuilder.com                     information resources for PHP
                                       (Personnel Home Page Tools)
                                       developers

WIRELESS INTERNET CHANNEL

AllNetDevices                          News and reviews of devices that                 o           o           o
www.allnetdevices.com                  perform specialized Internet and
                                       intranet tasks

CEWire                                 News site featuring links to press               o           o           o
www.cewire.com                         reports about Microsoft's Windows
                                       CE operating system

M-commercetimes                        Provides real-time news and                      o           o
www.mcommercetimes.com                 information about mobile commerce
                                       and the wireless industry

Palm Boulevard                         The complete independent Palm Pilot              o           o           o             o
www.palmblvd.com                       information resource

PDA Street                             The Internet's largest PDA                       o           o           o             o
www.pdastreet.com                      information center for PDA
                                       software, Windows CE shareware and
                                       more

Psion Place                            The complete independent psion                   o           o           o             o
www.psionplace.com                     resource center

Thinkmobile                            The portal for the mobile community              o           o
www.thinkmobile.com

Visor Village                          The complete independent Visor                   o           o           o             o
www.visorvillage.com                   information resource center

Windows CE City                        The resource center for Windows CE               o           o           o             o
www.wincecity.com                      shareware, freeware, reviews and
                                       more







                                                                                                 E-MAIL      ONLINE        E-MAIL
              INTERNET                                                                 WEB        NEWS-    DISCUSSION    DISCUSSION
           MEDIA PROPERTY                            DESCRIPTION                      SITE       LETTER      FORUMS         LISTS
-------------------------------------- -----------------------------------------     -------    --------  ------------  ------------
EARTHWEB CHANNEL
CIN                                    The CIO Information Network focuses              o           o           o             o
www.cin.earthweb.com                   on the needs of senior IT
                                       executives and provides an
                                       exclusive Internet-based community
                                       dedicated to the free exchange of
                                       ideas

CodeGuru                               Dedicated to Visual C++/MFC, VB and              o           o           o             o
www.codeguru.com                       C+ programmers by providing the
                                       most up-to-date technical
                                       information and code snippets on
                                       the Internet

CrossNodes                             The networking and communications                o           o
www.crossnodes.com                     portal providing information vital
                                       to the maintenance and growth of
                                       enterprise networks

Datamation                             The IT management portal providing               o           o
www.datamation.com                     management tools to help build
                                       stable and scalable IT systems and
                                       the teams that support them

Developer.com                          The software development portal                  o           o
www.developer.com                      providing a comprehensive resource
                                       for building enterprise-level
                                       applications using the newest
                                       technologies

EarthWeb                               Network of IT-related sites                      o           o
www.earthweb.com                       providing a comprehensive set of
                                       solutions to a broad range of IT
                                       and Internet professionals

ERP Hub                                ERP portal providing information on              o           o
www.erphub.com                         applications, software and
                                       implementation strategies, as well
                                       as system performance, reliability
                                       and infrastructure

Gamelan                                Java portal providing information                o           o
www.gamelan.com                        on Java 2, consumer & embedded
                                       technologies, APIs, the Java
                                       community process as well as
                                       alternative Java techniques

HTML Goodies                           Site dedicated to every aspect of                o           o           o             o
www.htmlgoodies.com                    building a Web site from basic HTML
                                       to fully-functioning PERL CGI
                                       scripts

Intranet Journal                       Provides IT managers information on              o           o
www.intranetjournal.com                intranet strategy, database &
                                       software tools, as well as intranet
                                       management and security

JARS                                   Java review and resource site                    o           o
www.jars.com                           offering a powerful and feature
                                       rich Java search engine

Javascripts                            The largest Javascripts repository               o           o
www.javascripts.com                    online, containing thousands of
                                       free downloadable Javascripts

OpenSourceIT                           An Open Source development portal                o           o
www.opensourceit.com                   featuring topical information on
                                       languages, servers, applications
                                       and Open Source Java

Practically Networked                  News and information about new                   o           o           o             o
www.practicallynetworked.com           hardware and networking devices

SysOpt                                 Site dedicated to power users and                o           o           o             o
www.sysopt.com                         IT professionals providing product
                                       information, how-to-guides and a
                                       variety of technology articles

CAREERS CHANNEL

15secondsjobs                          The leading job source for Active                o
jobs.internet.com/15seconds            Server Pages (ASP) developers

Atlantajobs                            For the Internet job seeker who                  o
jobs.internet.com/atlanta              wants to find or post a job in the
                                       Southeast in the Internet,
                                       technical and computer-related
                                       fields. Post your resume and reach
                                       thousands of tech-savvy employers

BHSjobs                                A comprehensive Windows NT and                   o
jobs.internet.com/bhs                  Windows 2000 job site

Bostonjobs                             For the Internet job seeker who                  o
jobs.internet.com/boston               wants to find or post a job in the
                                       Boston area in the Internet,
                                       technical and computer-related
                                       fields. Post your resume and reach
                                       thousands of tech-savvy employers

Chicagojobs                            For the Internet job seeker who                  o
jobs.internet.com/chicago              wants to find or post a job in the
                                       Greater Chicago area in the
                                       Internet, technical and
                                       computer-related fields. Post your
                                       resume and reach thousands of tech
                                       savvy employers






                                                                                                 E-MAIL      ONLINE        E-MAIL
              INTERNET                                                                 WEB        NEWS-    DISCUSSION    DISCUSSION
           MEDIA PROPERTY                            DESCRIPTION                      SITE       LETTER      FORUMS         LISTS
-------------------------------------- -----------------------------------------     -------    --------  ------------  ------------
CAREERS CHANNEL (CONTINUED)

DCjobs                                 For the Internet job seeker who                  o
jobs.internet.com/dc                   wants to find or post an IT job in
                                       the Metro DC area. DCjobs.internet.com
                                       has the two most important assets for
                                       an IT employment site a huge, motivated
                                       audience and high-quality company
                                       postings

Internet Career Resources              For the Internet job seeker or                   o           o
www.internetcareerresources.com        established dotcommer who wants
                                       information on how to find, apply
                                       for, get and succeed at a dotcom
                                       job

jobs.internet.com                      Provides users with searchable                   o
jobs.internet.com                      access to Internet industry and
                                       information technology job openings

LAjobs                                 For the Internet job seeker who                  o
jobs.internet.com/la                   wants to find or post a job in the
                                       Greater Los Angeles area in the
                                       Internet, technical and
                                       computer-related fields. Post your
                                       resume and reach thousands of
                                       tech-savvy employers

Linuxjobs                              Linux Jobs has two of the most                   o
jobs.internet.com/linux                important assets for an employment
                                       site-- a huge motivated audience
                                       and high-quality company postings.
                                       Free of charge for job seekers,
                                       reach tens of thousands of
                                       tech-savvy readers

Seattlejobs                            For the Internet job seeker who                  o
jobs.internet.com/seattle              wants to find or post a job in the
                                       Greater Seattle area in the
                                       Internet, technical and
                                       computer-related fields. Post your
                                       resume and reach thousands of
                                       tech-savvy employers

SiliconAlleyjobs                       For the Internet job seeker who wants to         o
jobs.internet.com/siliconalley         find or post a job in New York City's
                                       Silicon Alley area in the Internet,
                                       technical and computer-related fields.
                                       Post your resume and reach thousands of
                                       tech-savvy employers

SiliconValleyjobs                      SiliconValleyJobs.internet.com has               o
jobs.internet.com/siliconvalley        the two most important assets for an
                                       employment site - a huge, motivated audience
                                       and high-quality company postings. Research
                                       career opportunities, read company profies
                                       and join in discussion forums

Swynkjobs                              A comprehensive system                           o
jobs.internet.com/swynk                administrator's job search site.
                                       Post or list a resume

WebDeveloperjobs                       For the Internet job seeker who                  o
jobs.internet.com/webdeveloper         wants to find or post a job in the
                                       Web developer community. Post your
                                       resume and reach thousands of
                                       tech-savvy employers.

Webopediajobs                          For the Internet job seeker who                  o
jobs.internet.com/webopedia            wants to find or post a job in the
                                       Internet, technical and
                                       computer-related fields. Post your
                                       resume and reach thousands of
                                       tech-savvy employers

EDITORIAL

    We maintain editorial offices in Darien, Connecticut; New York, New York; South San Francisco and San Jose, California; Cambridge and North Andover, Massachusetts; Ann Arbor, Michigan; and Lexington, Kentucky. In addition, editorial personnel work from home offices throughout the United States and in Hong Kong. Freelance contributors and analysts are also located both domestically and in 18 countries worldwide.

    Our editorial team, comprised of approximately 150 employees and over 100 freelance contributors as of February 28, 2001, creates considerable proprietary content each month.

MARKETING AND SALES

    MARKETING. We employ a combination of online and offline advertising and promotional campaigns to promote our content offerings and services to our community of Internet users, advertisers and vendors. User advertising includes cross-promotion on our network, advertising in trade publications and at trade shows and promotional links from Web sites that attract demographically similar audiences. We believe that this strategy maintains the high quality and unique focus of our community of Internet users. We have participated in various Internet industry events, including Internet World, ISPCON and AdTech trade shows. We have also used print advertising, which has appeared in BOARDWATCH, BRILL'S CONTENT REVOLUTION, INTERNET WEEK, INTERNET WORLD, INSIDE MAGAZINE, SILICON ALLEY REPORTER, TELE.COM, and UPSIDE, among other publications.

    Our marketing efforts are directed largely at acquiring advertising clients and commerce agreements. We principally use offline and online advertising, direct mail and event sponsorships for customer acquisition. ADVERTISING AGE, ADWEEK, B2B MAGAZINE, MARKETING COMPUTERS, ONLINE ADVERTISING DISCUSSION LIST and SRDS, are among the venues used to deliver our promotional messages. In addition, we have a strategic agreement with Penton Media, a significant investor in internet.com, which provides for an exchange of services to be provided by each party. This agreement expires on November 23, 2003.

    Services provided by Penton Media to us under this agreement include the following:

      o one full-page advertisement at no charge in each issue of INTERNET WORLD magazine and BOARDWATCH magazine;

      o exhibit and sales office space at no charge for each U.S. Internet World and ISPCON trade show; and

      o prominent listing as a sponsor in all promotional materials and for appropriate conference tracks, as well as prominent hanging media banners for Internet World and ISPCON trade shows.

    We provide a minimum of 2.3 million advertising impressions each month on our network to Penton Media.

    ADVERTISING SALES. We believe that we have been able to obtain revenue from advertising on our Web sites and online discussion forums because we enable clients to efficiently and effectively reach targeted segments of the Internet community. Based on a survey we commissioned which was conducted from October 2000 through December 2000, 87% of our community of Internet users report that they either make or influence purchasing decisions. We believe that targeting this influential audience allows us to sell advertising space at rates that are higher than the average rates charged by online services aimed at more general audiences.

    We also offer advertisers the opportunity to advertise on our e-mail newsletters and moderated e-mail discussion lists. In January 2001, we distributed 35.8 million copies of our e-mail newsletters to approximately 5.6 million subscribers. We also distributed 34.8 million messages to more than 134,000 moderated e-mail discussion list subscribers.

    Our sales force is organized by geographic regions as follows: East, Northeast, Southeast, Rocky Mountain, Midwest, Texas, Northwest, West, Southern California, Canada, Europe, Asia, Australia and Israel.

    Over 2,000 advertisers have placed advertisements on our network. For the year ended December 31, 2000, our top 20 advertisers together accounted for 17% of our revenues. Based on revenues, the following were our 20 largest advertisers during the year ended December 31, 2000:

      Ameritrade Holding Corporation       Intel Corporation
      BulkRegister.com Corporation         Interliant, Inc.
      Compaq Computer Corporation          International Business Machines Corporation
      cPulse LLC                           Microsoft Corporation
      Dell Computer Corporation            Oracle Corporation
      EarthLink, Inc.                      RightNow Technologies, Inc.
      Edgix Corporation                    SmartAge Corporation
      Engage, Inc.                         Sprint Corporation
      EWork Exchange, Inc.                 Sun Microsystems, Inc.
      Guru, Inc.                           WebTrends Corporation

    E-COMMERCE SALES, LICENSING AND BUSINESS DEVELOPMENT. We offer e-commerce, licensing and other business development arrangements to maximize the potential of our proprietary content and community of Internet users. We identify potential e-commerce vendors, licensees and other potential business development opportunities and generally enter into contracts of three to 12 months' duration. E-commerce agreements generally include an advance against revenue with revenue sharing of 10% to 50% of the sales made by the e-commerce vendor as a result of links from our network.

    Licensing arrangements allow third parties to reproduce our editorial content and brands either for print or online use. We are typically paid per-use in the case of book and print rights, including reprints of articles published on our network, and monthly in cases where our editorial content is published in electronic form.

COMPETITION

    We believe we compete on the basis of our brand recognition and our proprietary content offerings and services focused solely on the Internet industry and information technology. We believe that we are differentiated relative to our competitors due to our vertical focus of providing content, community and commerce to Internet industry and information technology professionals, Web developers and experienced Internet users.

    The market for Internet-based services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated. We expect that competition will continue to intensify. We compete with other companies, which direct a portion of their overall Web content at the Internet professional community, such as CNET, Inc. and CMP Media Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media.

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

TECHNOLOGY AND OPERATIONS

    We have developed an expandable operations infrastructure using open standard hardware and software systems. We make our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists available using multiple Sun Microsystems, Inc. and Wintel-based servers that run on Sun Solaris, Microsoft NT, Windows 2000 and Linux operating systems. We license software from the following parties, among others: Web and e-mail servers from Netscape Communications Corporation; Web and database servers from Microsoft Corporation; database servers from Oracle Corporation, Informix Corporation and Microsoft Corporation; an advertising management system from DoubleClick Inc.; a content management system from Vignette Corporation; a streaming media server from RealNetworks, Inc.; a spidering, content indexing, personalization and categorization system from Autonomy, Inc.; discussion forums from Web Crossing Inc., and firewalls from Network Associates Inc.

    We maintain redundant server capacity in a data center operated by Qwest Communications, Inc. In the event that production servers fail, we can restore service quickly using spare servers. We have redundant Internet circuits diversely routed within Qwest's network and with redundant network equipment configured for automatic failover. All of our servers are powered by uninterruptible power supplies, and the data center is on multiple power grids. In addition, Qwest maintains a diesel-powered generator and fuel supply in the event of extended outages. All of our production systems are copied each night to backup tapes that are stored at an off-site storage facility. We maintain a quality assurance process to constantly monitor our servers, processes and network connectivity. We have implemented these redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control.

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

EMPLOYEES

    The following table sets forth a breakdown of our employees as of February 28, 2001:

                                                    NUMBER OF
                                                    EMPLOYEES
                                                   -----------
      Editorial                                        153
      Marketing and sales                              154
      Technology and operations                         80
      Administration                                    59
                                                      ----
            Total                                      446
                                                      ====

    We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our relations with our personnel to be good.

ITEM 2. PROPERTIES
------------------

    We lease approximately 25,000 square feet of office space in two facilities in Darien, Connecticut that house our principal administrative, editorial, sales, marketing, and information technology operations. In addition, we lease approximately 11,000 square feet of office space in New York, New York, that is used by editorial, sales, marketing and information technology personnel, and approximately 7,000 square feet of office space in San Francisco, California that is used primarily by sales personnel. We also have domestic operating leases in: Cambridge, Massachusetts; North Andover, Massachusetts; Washington, D.C.; Tysons Corner, Virginia; Lexington, Kentucky; Ann Arbor and Clinton Township, Michigan; Los Angeles and San Jose, California; and Seattle, Washington. These locations range in size from 800 to 3,100 square feet and expire between June 2001 and September 2004. In addition, we have international operating leases in Australia, China, Hong Kong and England.

    We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilties will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

    The common stock of internet.com began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol "INTM". Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock.

                                                      HIGH         LOW
                                                      ----         ---
      YEAR ENDING DECEMBER 31, 1999
        Second Quarter (commencing June 25, 1999)     $16.344     $11.000
        Third Quarter                                 $26.875      $9.188
        Fourth Quarter                                $72.250     $13.750

      YEAR ENDING DECEMBER 31, 2000
        First Quarter                                 $68.125     $36.000
        Second Quarter                                $40.000     $12.250
        Third Quarter                                 $32.875     $17.875
        Fourth Quarter                                $24.500      $5.000

      YEAR ENDING DECEMBER 31, 2001
        First Quarter (Through March 15, 2001)        $10.000      $5.000

    As of March 15, 2001, there were 6,425 holders of record of our common stock.

                                 DIVIDEND POLICY

    We have never declared or paid a cash dividend and do not anticipate doing so in the foreseeable future. We expect to retain earnings to finance the expansion and development of our business.

                     RECENT SALES OF UNREGISTERED SECURITIES

    On September 8, 2000, we issued an aggregate of 211,382 shares of internet.com common stock, with an aggregate market value at such time of approximately $5.8 million, as partial consideration for the acquisition by internet.com of substantially all of the assets of ClickZ, Inc., a Massachusetts corporation ("ClickZ"). All of the shares of internet.com common stock issued in this transaction were issued to ClickZ in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act. This sale was made without general solicitation or advertising. ClickZ and its principal stockholders represented to us that ClickZ was a sophisticated investor, that it had been given the opportunity to obtain from us all information that it requested to evaluate the investment and that the shares were being acquired for investment purposes only.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

    The following selected financial data should be read in conjunction with the financial statements of internet.com, the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data of the iWorld division of Mecklermedia for the years ended September 1996, 1997 and 1998, and for the period from October 1, 1998 through November 23, 1998, are derived from financial statements of the iWorld division of Mecklermedia. The selected financial data for the period from inception (November 24, 1998) through December 31, 1998 and for the years ended December 31, 1999 and 2000, as well as the balance sheet data as of December 31, 1999 and 2000, are derived from the financial statements of internet.com. These financial statements have been audited by Arthur Andersen LLP, independent public accountants. See "Index to Financial Statements."

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

                                                                                          INCEPTION
                                                FISCAL YEAR ENDED        OCT. 1, 1998   (NOV. 24, 1998) FISCAL YEAR  FISCAL YEAR
                                      ----------------------------------    THROUGH         THROUGH         ENDED       ENDED
                                       SEPT. 30,   SEPT. 30,   SEPT. 30,    NOV. 23,        DEC. 31,       DEC. 31,    DEC. 31,
                                        1996(1)     1997(1)     1998(1)     1998(1)         1998(2)        1999(2)     2000(2)
                                      ----------  ----------  ---------- ------------   --------------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
 Revenues                              $    498    $  1,479    $  3,544    $    778        $    772        $ 16,085    $ 52,083
 Cost of revenues                           536       1,171       2,171         456             403           8,366      22,991
                                      ----------  ----------  ---------- ------------   --------------  -----------  -----------
  Gross profit                              (38)        308       1,373         322             369           7,719      29,092
Operating expenses:
  Advertising, promotion and selling        285         881       1,406         441             239           7,545      18,254
  General and administrative                727         751       1,349         195             449           4,434      10,172
  Depreciation                               85         326         429          67              15             673       2,099
  Amortization                              109         505         920          86             632           9,796      24,854
  Non-cash compensation charge               --          --          --          --              --           7,975          --
                                      ----------  ----------  ---------- ------------   --------------  -----------  -----------
     Total operating expenses             1,206       2,463       4,104         789           1,335          30,423      55,379
                                      ----------  ----------  ---------- ------------   --------------  -----------  -----------
Operating loss                           (1,244)     (2,155)     (2,731)       (467)           (966)        (22,704)    (26,287)
Minority interest                            --          --          --          --              --              --         399
Equity loss from international and
   venture fund investments, net             --          --          --          --              --              --      (1,482)
Loss on investments, net                     --          --          --          --              --              --        (216)
Interest income (expense), net               --          --          --          --              (8)            688       4,814
                                      ----------  ----------  ---------- ------------   --------------  -----------  -----------
Loss before income taxes                 (1,244)     (2,155)     (2,731)       (467)           (974)        (22,016)    (22,772)
Provision for income taxes                   --          --          --          --              --              --         205
                                      ----------  ----------  ---------- ------------   --------------  -----------  -----------
Net loss                               $ (1,244)   $ (2,155)   $ (2,731)   $   (467)       $   (974)       $(22,016    $(22,977)
                                      ==========  ==========  ========== ============   ==============  ===========  ===========
Basic and diluted net loss per share                                                       $   (.06)       $  (1.08)   $  (0.92)
                                                                                        ==============  ===========  ===========
Common shares used to compute basic
   and diluted net loss per share                                                            16,216          20,335      25,014
                                                                                        ==============  ===========  ===========

                                                                    AS OF
                                                            ----------------------
                                                             DEC. 31,   DEC.  31,
                                                             1999 (2)   2000 (2)
                                                            ---------- -----------
BALANCE SHEET DATA:
  Cash and cash equivalents                                  $17,943   $ 59,979
  Working capital                                             11,821     52,314
  Total assets                                                68,390    162,172
  Total equity                                                56,015    137,483


(1) Represents the financial data of the iWorld division of Mecklermedia Corporation.
(2)   Represents the financial data of internet.com.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

OVERVIEW

    We own and operate a network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry and information technology ("IT"). Our network consists of 16 subject areas, or vertical content channels, that contain 170 Web sites, 350 e-mail newsletters, over 400 online discussion forums and over 150 moderated e-mail discussion lists focused solely on the Internet industry and IT. During the month of January 2001, we delivered over 250 million page views to 3.2 million unique visitors and 35.8 million copies of our e-mail newsletters to approximately 5.6 million subscribers, and 34.8 million postings were generated by 134,000 subscribers to our moderated e-mail discussion lists.

    We were formed in November 1998 following the acquisition of Mecklermedia by Penton Media. As part of the acquisition, Penton Media agreed to contribute all the assets of Mecklermedia's Internet media business division, iWorld, to a newly formed limited liability company, internet.com LLC. As part of this acquisition agreement, we reserved 4% of our total membership units for discretionary grants to our employees. The grants were completed in March 1999. As these membership units vested upon the completion of our initial public offering, we recorded an $8.0 million compensation charge concurrent with the completion of our initial public offering in June 1999. Prior to the acquisition of Mecklermedia by Penton Media, iWorld operated as one of three business lines which comprised Mecklermedia. Our predecessor Web sites, MecklerWeb and iWorld.com, were also dedicated to covering Internet and IT developments.

    We generate revenues from the following sources:

      o Advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

      o     e-commerce agreements and offerings;

      o permission based opt-in e-mail list rentals; seminars and Internet breakfast forums;

      o     paid subscription services;

      o licensing of our editorial content and brands; online press release distribution services; and

      o     venture fund management fees.

   We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media, Inc. and other third parties. In addition, internet.com barters portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. We did not record the effects of this barter in our financial statements for the period from inception (November 24, 1998) to December 31, 1998 and for the year ended December 31, 1999. Beginning in January 2000, in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have prospectively recorded revenues and expenses from barter transactions at their estimated fair values. Revenues related to barter transactions were approximately $4.1 million for year ended December 31, 2000. Expenses related to barter transactions were approximately $2.1 million for the year ended December 31, 2000.

    For the years ended December 31, 1999 and 2000, a majority of our revenues were derived from advertising. We recognize advertising revenue ratably in the period the advertising is displayed, provided that no significant company obligations remain outstanding and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

    Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. Generally, bounties and revenue sharing agreements require a monthly minimum fee from internet.com's customers. Revenues from these agreements are recognized in the month they are earned.

    Through a third-party agent, we currently offer for rental our permission based opt-in e-mail list names relating to over 250 Internet-specific topics. Members of our community of Internet users volunteer, or "opt-in", to be included on these lists to receive e-mail product offerings and information relevant to their Internet interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

    Our seminars generate revenues from attendee registrations, as well as from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the seminars are held. In addition, internet.com offers Internet breakfast forums on a monthly basis in cities in which it has news bureaus in the United States, as well as overseas where internet.com has international editions. Proceeds from the sale of sponsorships and table top exhibits are deferred and recognized at the time the breakfast forums are held.

    Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch, certain sections of WallStreetResearchNet, UnclaimedDomain, DomainBook.com, ASPNews.com and AlertIPO.com, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which has not yet been recognized as revenue.

    Our licensing agreements vary in structure, with internet.com generating fixed fees, royalties or both for access to our editorial content and brands. We generally license our editorial content and brands to offline and online media companies. Revenues are recognized ratably over the period of the licensing agreements.

    Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM. We distribute e-mail based press releases to over 5,000 registered journalists. Revenue from this service is recorded on a per use basis and recognized at the time of distribution.

    Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Management fees are recognized ratably over the period in which services are rendered. In addition, internet.com is entitled to 20% of the realized gains earned from portfolio investments, which are recognized at the time of distribution from the venture capital funds.

    From July 1995 through March 15, 2001, we made 74 acquisitions of Internet media properties, consisting of 100 Web sites, 105 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of internet.com's acquisitions have been accounted for as purchases.

Consequently, as of December 31, 2000, we had $109.3 million of goodwill, which is being amortized over three years.

    We have sustained losses on a quarterly and annual basis in the past. We expect to incur operating losses for the foreseeable future and because costs are largely fixed in the short term, we expect to be vulnerable to significant fluctuations in operating losses if actual revenues fall below anticipated levels. Furthermore, given the rapidly evolving nature of our business, our operating results are difficult to forecast and period-to-period comparison of our operating results will not be meaningful and should not be relied upon as any indication of future performance. Due to these and other factors, many of which are outside our control, quarterly operating results may fluctuate significantly in the future.

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

                                                        PERCENTAGE OF REVENUES
                                          --------------------------------------------------
                                           FISCAL YEAR  OCT. 1  NOV. 24   YEAR      YEAR
                                              ENDED    THROUGH  THROUGH   ENDED     ENDED
                                             SEPT. 30, NOV. 23, DEC. 31, DEC. 31,  DEC. 31,
                                              1998(1)  1998(1)  1998(2)  1999(2)   2000(2)
                                           ----------  -------  -------  -------   -------
STATEMENT OF OPERATIONS DATA:
 Revenues                                       100%     100%     100%     100%     100%
 Cost of revenues                                61       59       52       52       44
                                           ----------  -------  -------  -------   -------
 Gross profit                                    39       41       48       48       56
                                           ----------  -------  -------  -------   -------
Operating expenses:
  Advertising, promotion and selling             40       57       31       47       35
  General and administrative                     38       25       58       28       20
  Depreciation                                   12        8        2        4        4
  Amortization                                   26       11       82       61       48
  Non-cash compensation charge                   --       --       --       50       --
                                           ----------  -------  -------  -------   -------
     Total operating expenses                   116      101      173      190      107
                                           ----------  -------  -------  -------   -------
Operating loss                                  (77)     (60)    (125)    (142)     (51)
                                           ----------  -------  -------  -------   -------
Minority interest                                --       --       --       --        1
Equity  loss from  international and venture
   fund investments, net                         --       --       --       --       (3)
Loss on investments, net                         --       --       --       --       --
                                           ----------  -------  -------  -------   -------
Interest income (expense), net                   --       --       (1)       4        9
                                           ----------  -------  -------  -------   -------
Loss before income taxes                        (77)     (60)    (126)    (138)     (44)
Provision for income taxes                       --       --       --       --       --
                                           ----------  -------  -------  -------   -------
Net loss                                        (77)%    (60)%   (126)%   (138)%    (44)%
                                           ==========  =======  =======  =======   =======

------------------
(1) Represents the financial data of the iWorld division of Mecklermedia Corporation.
(2)   Represents the financial data of internet.com.

YEARS ENDED DECEMBER 31, 1999 AND 2000

    REVENUES. Revenues were $16.1 million for the year ended December 31, 1999 and $52.1 million for the year ended December 31, 2000, representing an increase of 224%. The majority of our revenues relate to advertising on our network of Web sites e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a substantial majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, permission based opt-in e-mail list rentals, seminars and Internet breakfast forums, paid subscription services, licensing, online press release distribution services and venture fund management fees will continue to expand and diversify our future revenue streams.

    COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was $8.4 million for the year ended December 31, 1999 and $23.0 million for the year ended December 31, 2000, representing an increase of 175%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. The increase was offset by capitalization of certain costs under the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), of $742,000 for the year ended December 31, 2000. As a percentage of revenues, cost of revenues was 52% for the year ended December 31, 1999 and 44% for the year ended December 31, 2000. We anticipate that our cost of revenues will continue to increase in absolute dollars as we continue to strengthen our existing content offerings and services. We anticipate hiring additional editorial, technology and operations personnel, as well as freelance contributors, as we acquire additional Web sites and related media properties.

    ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $7.5 million for the year ended December 31, 1999 and $18.3 million for the year ended December 31, 2000, representing an increase of 142%. This change was primarily due to increased hiring of advertising sales personnel and the recording of barter advertising. As a percentage of revenues, advertising, promotion and selling expenses were 47% for the year ended December 31, 1999 and 35% for the year ended December 31, 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $4.4 million for the year ended December 31, 1999 and $10.2 million for the year ended December 31, 2000, representing a 129% increase. This change was primarily due to the hiring of additional personnel and increased provisions for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 28% for the year ended December 31, 1999 and 20% for the year ended December 31, 2000. We expect that our general and administrative expenses will continue to increase in absolute dollars, but these expenses are expected to decrease as a percentage of revenues.

    DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $673,000 for the year ended December 31, 1999 and $2.1 million for the year ended December 31, 2000, representing a 212% increase. As a percentage of revenues, depreciation of property and equipment was 4% for both the year ended December 31, 1999 and 2000. Amortization of intangibles was $9.8 million for the year ended December 31, 1999 and $24.9 million for the year ended December 31, 2000, representing a 154% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 61% for the year ended December 31, 1999 and 48% for the year ended December 31, 2000. We anticipate that depreciation and amortization will continue to increase as we acquire additional Web sites and related media properties. We also anticipate that our capital expenditures will increase as needed to support growth in operations, infrastructure and personnel.

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

    EQUITY LOSS FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET. Equity losses represent internet.com's net equity interests in the investments in international joint ventures and the internet.com venture funds. Equity losses from international joint ventures were $318,000 for the year ended December 31, 2000. Equity losses from the internet.com venture funds were approximately $1.1 million for the year ended December 31, 2000.

    LOSS ON INVESTMENTS, NET. During the year ended December 31, 2000, internet.com determined that the declines in value from internet.com's accounting basis for certain of our investments in internet.com venture fund portfolio companies was other than temporary. internet.com recognized losses totaling $216,000 related to investment impairment, net of a gain on the distribution of GOTO.com common stock received from internet.com Venture Fund I, LLC.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, was $688,000 for the year ended December 31, 1999 and $4.8 million for the year ended December 31, 2000.

    PROVISION FOR INCOME TAXES. internet.com recorded a provision for income taxes of $205,000 for the year ended December 31, 2000 related to foreign income tax liabilities.

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

FISCAL YEAR ENDED SEPTEMBER 30, 1998

    REVENUES. Revenues were approximately $3.5 million for the year ended September 30, 1998. Revenues were earned from banner advertising from a growing number of advertisers as well revenue from e-commerce and licensing agreements.

    COST OF REVENUES. Cost of revenues was approximately $2.2 million for the year ended September 30, 1998. Cost of revenues related to payroll costs for editorial, technology and operations personnel to support the current and anticipated future growth of our network. As a percentage of revenues, cost of revenues was 61% for the year ended September 30, 1998.

    ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses were approximately $1.4 million for the year ended September 30, 1998. These costs were primarily due to the hiring of additional advertising sales personnel and related sales commissions. As a percentage of revenues, advertising, promotion and selling expenses were 40% for the year ended September 30, 1998.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were approximately $1.3 million for the year ended September 30, 1998. These expenses were due primarily to increases in payroll for administrative personnel and professional fees to support the growth of our busienss and an increase in bad debt expense. As a percentage of revenues, general and administrative expenses were 38% for the year ended September 30, 1998.

    DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $429,000 for the year ended September 30, 1998. As a percentage of revenues, depreciation expense was 12% for the year ended September 30, 1998. Amortization of intangible assets was $920,000 for the year ended September 30, 1998. Amortization of intangible assets was $920,000 for the year ended September 30, 1998. As a percentage of revenues, amortization expense was 26% for the year ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded operations primarily with cash from our initial and follow-on public offerings, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our initial public offering of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $43.0 million (net of underwriters' commission and offering expenses of $4.7 million). On June 30, 1999, internet.com paid the outstanding balance under its line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by internet.com and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by internet.com from the follow-on offering were approximately $98.3 million. internet.com did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

    As of December 31, 2000, internet.com had total current assets of $73.9 million and total current liabilities of $21.6 million, or working capital of $52.3 million.

    Net cash used in operating activities was approximately $1.8 million for the year ended September 30, 1998, $1.4 million for the period from October 1, 1998 through November 23, 1998, $612,000 from November 24, 1998 through December 31, 1998 and $3.5 million for the year ended December 31, 1999 and net cash provided by operating activities was $553,000 for the year ended December 31, 2000. Net cash used in operating activities was primarily a result of our net losses adjusted for a non-cash compensation charge, depreciation and amortization, and increases in accounts receivable and prepaid expenses, offset by an increase in accounts payable, accrued expenses and deferred revenues. Net cash provided by operating activities for the year ended December 31, 2000 was a result of a decrease in our net losses adjusted for depreciation and amortization, losses from investments and increases in accounts payable offset by minority interest income and increases in accounts receivable.

    Net cash used in investing activities was approximately $5.0 million for the year ended September 30, 1998, $2.5 million for the period from October 1, 1998 through November 23, 1998, $1.1 million from November 24, 1998 through December 31, 1998, $25.0 million for the year ended December 31, 1999 and $57.2 million for the year ended December 31, 2000. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

    Net cash provided by financing activities was approximately $6.8 million for the year ended September 30, 1998, $3.9 million for the period from October 1, 1998 through November 23, 1998, $1.9 million from November 24, 1998 through December 31, 1998, $46.3 million for the year ended December 31, 1999 and $98.7 million for the year ended December 31, 2000. Net cash provided by financing activities was a result of our initial public offering, borrowings under our line of credit, a private placement of equity securities, contributions from Mecklermedia, net proceeds from our follow-on public offering and from the exercise of stock options.

    Capital expenditures were $546,000 for the period from November 24, 1998 through December 31, 1998, $2.5 million for the year ended December 31, 1999 and $3.7 million for the year ended December 31, 2000. We also anticipate that our capital expenditures will increase as needed to support growth in operations, infrastructure and personnel.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. internet.com does not invest in any derivative based financial instruments, therefore, the adoption of SFAS 133 will not have a material effect on internet.com's financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. However, SAB No. 101 does not change existing literature on revenue recognition. Accordingly, it will not have a material effect on internet.com's financial statements.

    In January 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-17, "Accounting for Advertising Barter Transactions," to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and the fair value recognized disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. Accordingly, internet.com began to record the financial statement effects of barter transactions at their estimated fair value, prospectively, beginning in January 2000.

    As of July 1, 2000, internet.com adopted Emerging Issues Task Force Issue 00-2, "Accounting for Web Site Development Costs." As a result, internet.com is now capitalizing costs incurred for the development of internal Web sites, which had previously been expensed as a component of cost of revenues. internet.com continues to expense all costs incurred that relate to the planning and post-implementation phases of development. These charges are included in cost of revenues in the accompanying statements of operations. Amounts capitalized are included in intangible assets in the accompanying balance sheets and the related amortization is included in amortization expense in the accompanying statements of operations. These capitalized costs are being amortized over three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
-------------------------------------------------------------------

    We have no derivative financial instruments or derivative commodity instruments. We have invested our net proceeds from our follow-on public offering on February 1, 2000 in short-term, interest-bearing, investment grade securities. Our transactions are generally conducted, and our accounts are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------


                            INTERNET.COM CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                           PAGE
                                                                                           ----
Report of Independent Public Accountants                                                    36
Consolidated Balance Sheets as of December 31, 1999 and 2000                                37
Consolidated Statements of Operations for the Period from Inception (November 24,
   1998) through December 31, 1998 and for the Years Ended December 31, 1999
   and 2000                                                                                 38
Consolidated Statements of Changes in Stockholders' Equity for the Period from
   Inception (November 24, 1998) through December 31, 1998 and for the Years
   Ended December 31, 1999 and 2000                                                         39
Consolidated Statements of Cash Flows for the Period from Inception
   (November 24, 1998) through December 31, 1998 and for the Years Ended
   December 31, 1999 and 2000                                                               40
Notes to Consolidated Financial Statements                                                  41



                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)
                          INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
Report of Independent Public Accountants                                                    53
Balance Sheet as of September 30, 1998                                                      54
Statements of Operations for the Years ended September 30, 1998 and for the Period
   from October 1, 1998 through November 23, 1998                                           55
Statements of Changes in Division Equity for the Years ended September 30, 1998
   and for the Period from October 1, 1998 through November 23, 1998                        56
Statements of Cash Flows for the Years ended September 30, 1998 and for the
   Period from October 1, 1998 through November 23, 1998                                    57
Notes to Financial Statements                                                               58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of internet.com Corporation:

    We have audited the accompanying consolidated balance sheets of internet.com Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from inception (November 24, 1998) through December 31, 1998 and for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of internet.com Corporation and subsidiaries as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the period from inception (November 24, 1998) through December 31, 1999 and for the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 3 to the consolidated financial statements, in 2000, the Company changed its accounting for web site development costs and for barter transactions in accordance with the Emerging Issues Task Force Issue No. 00-2 and Issue No. 99-17, respectively.



                                    ARTHUR ANDERSEN LLP







Stamford, Connecticut
February 7, 2001

                            INTERNET.COM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           DECEMBER 31, DECEMBER 31,
                                                                               1999         2000
                        ASSETS                                             -----------  -----------
Current assets:
  Cash and cash equivalents                                                 $  17,943    $  59,979
  Accounts receivable, net of allowances of $712 and $2,359, respectively       5,568       12,004
  Prepaid expenses and other                                                      347        1,964
                                                                            ---------    ---------
           Total current assets                                                23,858       73,947

Property and equipment, net                                                     3,221        4,837
Intangible assets, net                                                         39,086       76,587
Investments in internet.com venture funds and other                             1,855        6,018
Other assets                                                                      370          783
                                                                            ---------    ---------
           Total assets                                                     $  68,390    $ 162,172
                                                                            =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $   1,635    $   2,163
  Accrued payroll and related expenses                                          1,441        2,407
  Accrued expenses and other                                                    2,096        3,888
  Accrued Web site acquisition payments                                         6,462       10,988
  Deferred revenues                                                               403        2,187
                                                                            ---------    ---------
           Total current liabilities                                           12,037       21,633

Accrued Web site acquisition payments                                             338        1,236
Deferred revenues                                                                  --        1,820
                                                                            ---------    ---------
           Total liabilities                                                   12,375       24,689

Commitments and contingencies                                                      --           --

Stockholders' equity:
  Preferred stock, $.01 par value, 4,000,000 shares authorized, no
  shares issued and outstanding                                                    --           --
  Common stock, $.01 par value, 75,000,000 shares authorized,
  23,334,520 and 25,323,357 shares issued and outstanding at
  December 31, 1999 and 2000, respectively                                        233          253
  Additional paid-in capital                                                   70,917      175,363
  Accumulated deficit                                                         (15,135)     (38,112)
  Accumulated other comprehensive loss                                             --          (21)
                                                                            ---------    ---------
           Total stockholders' equity                                          56,015      137,483
                                                                            ---------    ---------
           Total liabilities and stockholders' equity                       $  68,390    $ 162,172
                                                                            =========    =========


                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE PERIOD FROM INCEPTION (NOVEMBER 24, 1998) THROUGH DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 INCEPTION
                                                (NOVEMBER 24,
                                                   1998)             YEAR                 YEAR
                                                  THROUGH            ENDED                ENDED
                                                 DECEMBER 31,      DECEMBER 31,         DECEMBER
                                                   1998(1)           1999(2)            31, 2000
                                                -------------     -------------       ------------
Revenues                                          $    772           $ 16,085           $ 52,083
Cost of revenues                                       403              8,366             22,991
                                                  --------           --------           --------

Gross profit                                           369              7,719             29,092
                                                  --------           --------           --------
Operating expenses:
  Advertising, promotion and selling                   239              7,545             18,254
  General and administrative                           449              4,434             10,172
  Depreciation                                          15                673              2,099
  Amortization                                         632              9,796             24,854
  Non-cash compensation charge                          --              7,975                 --
                                                  --------           --------           --------
Total operating expenses                             1,335             30,423             55,379
                                                  --------           --------           --------
Operating loss                                        (966)           (22,704)           (26,287)

Minority interest                                       --                 --                399
Equity loss from international and venture fund
  investments, net                                      --                 --             (1,482)
Loss on investments, net                                --                 --               (216)
Interest income (expense), net                          (8)               688              4,814
                                                  --------           --------           --------

Loss before income taxes                              (974)           (22,016)           (22,772)
Provision for income taxes                              --                 --                205
                                                  --------           --------           --------
Net loss                                          $   (974)          $(22,016)          $(22,977)
                                                  ========           ========           ========

Basic and diluted loss per share                  $  (0.06)          $  (1.08)          $  (0.92)
                                                  ========           ========           ========
Weighted average number of common shares            16,216             20,335             25,014
                                                  ========           ========           ========


(1)   Represents the financial statements of the predecessor business.
(2) Represents the combined financial data of predecessor business and internet.com.

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM INCEPTION (NOVEMBER 24, 1998) THROUGH DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            ACCUMULATED
                                       COMMON STOCK            ADDITIONAL                    OTHER          TOTAL         TOTAL
                                 --------------------------     PAID-IN     ACCUMULATED  COMPREHENSIVE   STOCKHOLDER  COMPREHENSIVE
                                    SHARES        AMOUNT        CAPITAL       DEFICIT        LOSS           EQUITY        LOSS
                                 ------------  ------------  ------------  ------------  -------------  ------------ --------------
Balance at inception
  (November 24, 1998)              16,215,891  $        162  $     22,665  $         --  $         --   $     22,827  $         --
  Net loss                                 --            --            --          (974)           --           (974)         (974)
                                 ------------  ------------  ------------  ------------  -------------  ------------  ------------
Balance at
  December 31, 1998                16,215,891           162        22,665          (974)           --         21,853          (974)
                                                                                                                      ============
  Proceeds from private
    placement                         908,475             9         2,232            --            --          2,241            --
  Issuance of management
    shares                            725,000             7         7,968            --            --          7,975            --
  Conversion of internet.com
    LLC to internet.com
    Corporation                            --            --          (974)          974            --             --            --
  Exercise of warrant               2,075,634            21         2,979            --            --          3,000            --
  Proceeds from initial public             --
    offering                        3,400,000            34        42,795            --            --         42,829
  Exercise of stock options             9,520            --           133            --            --            133            --
  Net loss                                 --            --        (6,881)      (15,135)           --        (22,016)      (22,016)
                                 ------------  ------------  ------------  ------------  -------------  ------------  ------------

Balance at
  December 31, 1999                23,334,520           233        70,917       (15,135)           --         56,015       (22,016)
                                                                                                                      ============
  Proceeds from public offering     1,750,000            18        98,312            --            --         98,330            --
  Exercise of stock options            27,455            --           363            --            --            363            --
  Issuance of stock for
    acquisition                       211,382             2         5,771            --            --          5,773            --
  Foreign currency translation
    adjustment                             --            --            --            --           (21)           (21)          (21)
  Net loss                                 --            --            --       (22,977)           --        (22,977)      (22,977)
                                 ------------  ------------  ------------  ------------  -------------  ------------  ------------
Balance at
    December 31, 2000              25,323,357  $        253  $    175,363  $    (38,112) $        (21)  $    137,483  $    (22,998)
                                 ============  ============  ============  ============  =============  ============  ============

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

                            INTERNET.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE PERIOD FROM INCEPTION (NOVEMBER 24, 1998) THROUGH DECEMBER 31,
             1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                 (IN THOUSANDS)


                                                         INCEPTION
                                                         (NOVEMBER
                                                          24, 1998)
                                                          THROUGH       YEAR ENDED    YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                           1998(1)       1999(2)        2000
                                                         ------------   ------------  ------------
Cash flows from operating activities:
  Net loss                                                $   (974)     $(22,016)     $(22,977)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                              647        10,469        26,953
    Provision for losses on accounts receivable                 42           670         2,776
    Minority interests                                          --            --          (399)
    Equity loss from international and venture                  --            --         1,482
    fund investments, net
    Loss on investments, net                                    --            --           216
    Non-cash compensation charge                                --         7,975            --
  Changes in current assets and liabilities:
    Accounts receivable, net                                  (595)       (4,193)       (9,085)
    Prepaid expenses and other                                 (23)         (467)       (2,030)
    Accounts payable and accrued expenses                      217         3,866         3,495
    Deferred revenues                                           74           232           122
                                                          --------      --------      --------
      Net cash (used in) provided by operating
      activities                                              (612)       (3,464)          553
                                                          --------      --------      --------

Cash flows from investing activities:
  Additions to property and equipment                         (546)       (2,514)       (3,701)
  Acquisitions of Web sites, related Internet
    media properties and other                                (599)      (20,670)      (47,654)
  Investments in internet.com venture funds and other           --        (1,855)       (5,861)
                                                          --------      --------      --------
      Net cash used in investing activities                 (1,145)      (25,039)      (57,216)
                                                          --------      --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                   --        45,070        98,330
  Proceeds from exercise of warrant                             --         3,000            --
  Proceeds from exercise of stock options                       --           133           363
  Borrowings under line of credit                            1,886         4,670            --
  Payments for line of credit                                   --        (6,556)           --
                                                          --------      --------      --------
      Net cash provided by financing activities              1,886        46,317        98,693
                                                          --------      --------      --------
Effect of exchange rates on cash                                --            --             6
                                                          --------      --------      --------
Net change in cash and cash equivalents                        129        17,814        42,036
Cash and cash equivalents, beginning of period                  --           129        17,943
                                                          --------      --------      --------
Cash and cash equivalents, end of period                  $    129      $ 17,943      $ 59,979
                                                          ========      ========      ========

Supplemental disclosures of cash flow:
  Cash paid for interest                                  $      8      $     92      $     --
                                                          ========      ========      ========
  Cash paid for income taxes                              $     --      $     --      $     25
                                                          ========      ========      ========

(1)  Represents the financial statements of the predecessor business.
(2) Represents the combined financial data of predecessor business and internet.com.

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE PERIOD FROM INCEPTION (NOVEMBER 24, 1998) THROUGH DECEMBER 31, 1998 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000



1.  THE COMPANY

    internet.com owns and operates a leading network of integrated business-to-business Web sites and related Internet media properties focused solely on the Internet industry and information technology. As of December 31, 2000, this network of Internet media properties consisted of 164 Web sites, 277 e-mail newsletters, 539 online discussion forums and 113 moderated e-mail discussion lists. The network is organized into 15 vertical content channels to serve Internet users, which include Internet industry and information technology professionals, Web developers and experienced Internet users.

    Since all of internet.com's products and services relate to providing Internet-related information to Internet industry and information technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet and information technology.

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

2.  HISTORY

    internet.com LLC was formed as part of the acquisition of Mecklermedia Corporation by Internet World Media, a wholly-owned subsidiary of Penton Media (a publicly-owned corporation). During the negotiation of this acquisition, Penton Media indicated that it did not wish to retain all of iWorld Corporation, Mecklermedia's Internet business, because it believed that the Internet business was inconsistent with its strategic direction. However, Penton Media indicated that it wanted Internet World Media to maintain a minority interest in the Internet business due to its belief that the Internet business had the potential to become profitable in the future. As a result, Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer, agreed to purchase an 80.1% interest in the Internet business from Internet World Media for a total of $18.0 million in cash and a warrant valued at $284,000 immediately following the acquisition of Mecklermedia by Internet World Media which imputed a purchase price of $22.8 million. On November 24, 1998, Mecklermedia was acquired by Internet World Media in an all-cash tender offer. Following its purchase of Mecklermedia, Internet World Media caused iWorld Corporation to be merged into internet.com LLC, a newly-formed Delaware limited liability company. Internet World Media then sold 80.1% of its membership interest in internet.com to Alan M. Meckler

(including four trusts for the benefit of his children) for a total of $18.0 million in cash and a warrant. Internet World Media retained a 19.9% interest in internet.com LLC and a warrant to acquire up to an additional 128 membership units in internet.com LLC (representing 2,075,634 shares of our common stock) for up to $3.0 million. For accounting purposes, the warrant was valued at $284,000 which reflected the present value of the strike price using a risk free rate of return over a three year term, as compared to the cash price per share paid to Penton Media. This warrant was exercised by Penton Media on June 24, 1999.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of internet.com, its majority-owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION. internet.com generates its revenues from eight primary sources: the sale of advertising on its Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements and offerings; permission based opt-in e-mail list rentals; seminars and Internet breakfast forums; subscriptions to paid e-mail newsletters; licensing of editorial content and brands; online press release distribution services and venture fund management fees.

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

          E-COMMERCE REVENUES. Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. Generally, bounties and revenue sharing agreements require a monthly minimum fee from internet.com's customers. Revenues from these agreements are recognized in the month they are earned.

          PERMISSION BASED OPT-IN E-MAIL LIST RENTAL REVENUES. Permission based opt-in e-mail list revenue relates to customer subscriptions to our opt-in e-mail lists through a third party agent. Revenue is recorded on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

          SEMINARS AND INTERNET BREAKFAST FORUMS. Seminar revenue relates to registration fees received from attendees at our offline seminars, as well as advertisers and vendor sponsorships. Revenue for seminars is recognized in the period in which the seminar is held. Deferred revenues relate to the portion of collected seminar registration fees and advertiser and vendor sponsorships that have been collected prior to the commencement of the seminars. In addition, internet.com offers Internet breakfast forums on a monthly basis in cities in which it has news bureaus in the United States, as well as overseas where internet.com has international editions.

      Proceeds from the sale of sponsorships and table top exhibitions are deferred and recognized at the time the breakfast forums are held.

          PAID SUBSCRIPTION REVENUES. Subscription revenue relates to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch certain, sections of WallStreetResearchNet, UnclaimedDomains, DomainBook.com, ASPNews.com and AlertIPO.com which are sold through our network and affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees which have not yet been recognized as revenue.

          LICENSING REVENUES. The licensing agreements vary, with internet.com generating fixed fees and royalties for monthly access to editorial content and brands produced by internet.com. Such amounts are recognized as revenue in the month earned.

          ONLINE PRESS RELEASE DISTRIBUTION SERVICES. Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM. We distribute e-mail based press releases to over 5,000 registered journalists. Revenue from this service is recorded on a per use basis and recognized at the time of distribution.

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

    CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject internet.com to a significant concentration of credit risk consist primarily of cash and accounts receivable. internet.com deposits the majority of its cash with a single financial institution. Most of internet.com's accounts receivable as of December 31, 1999 and 2000 are from Internet-related businesses.

    For the period from inception (November 24, 1998) through December 31, 1998, and for the years ended December 31, 1999 and 2000, one customer accounted for 25%, 10% and 3% of revenues, respectively.

    CASH AND CASH EQUIVALENTS. internet.com considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 1999 and 2000, internet.com had no investments with maturities greater than three months.

    FINANCIAL INSTRUMENTS. The recorded amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable and debt approximate their fair values due to their short maturities.

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

    IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the assets. internet.com believes no such impairment exists as of December 31, 2000.

    INVESTMENTS IN INTERNET.COM VENTURE FUNDS. Although internet.com has less than a 20% interest in the internet.com venture funds, the investments are accounted for on the equity basis of accounting as internet.com has significant influence as the managing member of the funds. These investments are reviewed whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable.

    ACCRUED WEB SITE ACQUISITION PAYMENTS. Accrued Web site acquisition payments consist of future amounts payable under purchase agreements for Web sites and related Internet media properties.

    ADVERTISING EXPENSE. internet.com expenses advertising costs as incurred. Advertising expense was $44,000, $670,000 and $1.7 million for the period from inception (November 24, 1998) through December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively.

    INCOME TAXES. internet.com accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances have been established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. internet.com does not invest in any derivative based financial instruments, therefore, the adoption of SFAS 133 will not have a material effect on internet.com's financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. However, SAB No. 101 does not change existing literature on revenue recognition. Accordingly, it will not have a material effect on internet.com's financial statements.

    In January 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-17, "Accounting for Advertising Barter Transactions," to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and the fair value recognized disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. Accordingly, internet.com began to record the financial statement effects of barter transactions at their estimated fair value, prospectively, beginning in January 2000. Revenues related to barter transactions were approximately $4.1 million for year ended December 31, 2000. Expenses related to barter transactions were approximately $2.1 million for the year ended December 31, 2000.

    As of July 1, 2000, internet.com adopted Emerging Issues Task Force Issue 00-2, "Accounting for Web Site Development Costs." As a result, internet.com is now capitalizing costs incurred for the development of internal Web sites, which had previously been expensed as a component of cost of revenues. internet.com continues to expense all costs incurred that relate to the planning and post-implementation phases of development. These charges are included in cost of revenues in the accompanying statements of operations. Amounts capitalized are included in intangible assets in the accompanying balance sheets and the related amortization is included in amortization expense in the accompanying statements of operations. These capitalized costs are being amortized over three years. As of December 31, 2000, internet.com had capitalized $742,000 of Web site development costs and recorded related amortization expense of $75,000 for the year ended December 31, 2000.

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

    Computations of basic and diluted net loss per share for the period from inception (November 24, 1998) through December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively are as follows (in thousands, except per share amounts):


                                                           INCEPTION
                                                          (NOVEMBER 24,
                                                             1998)
                                                            THROUGH      YEAR ENDED    YEAR ENDED
                                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                              1998          1999          2000
                                                           ------------  ------------  ------------
      BASIC AND DILUTED NET LOSS PER SHARE
      Numerator:  Net loss                                  $   (974)     $(22,016)     $(22,977)
      Denominator:  Weighted average shares outstanding       16,216        20,335        25,014
                                                            --------      --------      --------
      Basic and diluted net loss per share                  $  (0.06)     $  (1.08)     $  (0.92)
                                                            ========      ========      ========

5.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):


                                          DECEMBER 31,  DECEMBER 31,
                                             1999          2000
                                          ------------  ------------
      Computer equipment and software       $ 2,996      $ 6,051
      Furniture, fixtures and equipment         654        1,109
      Leasehold improvements                    259          464
                                            -------      -------
                                              3,909        7,624
      Less: Accumulated depreciation           (688)      (2,787)
                                            -------      -------
      Property and equipment, net           $ 3,221      $ 4,837
                                            =======      =======

6.  INTANGIBLE ASSETS

    Intangible assets consisted of the following (in thousands):


                                       DECEMBER 31,    DECEMBER 31,
                                           1999           2000
                                         ---------      ---------
      Goodwill                           $  48,752      $ 109,347
      Trademarks                               762          1,780
      Web site development costs                --            742
                                         ---------      ---------
                                            49,514        111,869
      Less: Accumulated amortization       (10,428)       (35,282)
                                         ---------      ---------
      Intangible assets, net             $  39,086      $  76,587
                                         =========      =========

7.  ACQUISITIONS

    For the years ended December 31, 1999 and 2000, internet.com made 19 and 28 acquisitions of Web sites and related Internet media properties for a total of $23.8 million and $40.3 million, respectively. These acquisitions were accounted for as purchases. Thirteen and 15 of these acquisitions, for the years ended December 31, 1999 and 2000, respectively, provide for contingent payments to be made after the acquisition date based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties have minimal tangible assets or liabilities. Therefore, the entire purchase price has been recorded as an intangible asset.

    On September 8, 2000 internet.com consummated the acquisition of all the assets of ClickZ, Inc., a Massachusetts corporation ("ClickZ"), pursuant to an asset purchase agreement, dated September 8, 2000, by and among internet.com and the stockholders of ClickZ. The consideration paid in the acquisition of ClickZ consisted of cash in the amount of $10 million and 211,382 restricted shares of internet.com's common stock. Furthermore, an additional payment, based on future performance measures will be made at the end of the earnout period consisting of 50% cash and 50% restricted shares of internet.com's common stock.

    On December 22, 2000 internet.com agreed to acquire certain assets and to assume certain liabilities of EarthWeb Inc., a Delaware corporation ("EarthWeb"), pursuant to an asset purchase agreement, dated December 22, 2000, by and among internet.com and EarthWeb. The consideration paid in the acquisition of EarthWeb consisted of $500,000 in cash plus the assumption of certain de minimus liabilities of EarthWeb. In addition, internet.com agreed to provide EarthWeb with advertising impressions on internet.com's network of Web sites over a three-year period. internet.com valued this barter agreement at $2.7 million which is included as a component of deferred revenue at December 31, 2000.

    A substantial majority of the purchase price of all the acquisitions made during the year ended December 31, 2000 has been recorded as intangible assets on a preliminary basis and is being amortized over an estimated useful life of three years. The purchase accounting for these acquisitions will be finalized at a later date not to exceed one year from the purchase date of each acquisition.

    The unaudited pro forma information below presents results of operations as if all the acquisitions occurred at January 1, 1999. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results (in thousands, except per share amounts):


                                          YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,
                                             1999           2000
                                           ---------      --------
      Revenues                             $  28,801      $ 73,778
                                           =========      ========
      Net loss                             $ (43,293)     $(39,643)
                                           =========      ========
      Basic and diluted loss per share     $   (2.11)     $  (1.58)
                                           =========      ========

8.  INVESTMENTS IN INTERNET.COM VENTURE FUNDS AND OTHER

    Investments in internet.com venture funds and other consisted of the following (in thousands):


                                                 DECEMBER 31, DECEMBER 31,
                                                     1999       2000
                                                    ------     ------
      internet.com Venture Fund I LLC               $  700     $  481
      internet.com Venture Fund II LLC               1,155        998
      internet.com Venture Partners III LLC             --      2,788
      Investments in internet.com Venture Fund
         portfolio companies                            --      1,751
                                                    ------     ------
      Investments in internet.com venture funds
         and other                                  $1,855     $6,018
                                                    ======     ======

    internet.com Venture Fund I LLC ("Fund I"), internet.com Venture Fund II LLC ("Fund II") and internet.com Venture Partners III LLC ("Fund III") (or collectively referred to as the "Funds") were organized on March 23, 1999, September 7, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. I-Venture Management LLC, a wholly-owned subsidiary of internet.com, is the managing member and acts as the Funds' investment manager and makes all investment decisions on behalf of both Funds. internet.com is responsible for the day-to-day operation of the Funds.

    The Funds' investment objective is to maximize capital appreciation through investments in Internet related companies that have a broad focus on content outside the areas of e-business and Internet technology and are believed to have high growth potential.

    As of December 31, 1999, internet.com had a 14% and 10% investment in each of Fund I and Fund II, respectively. As of December 31, 2000, internet.com had a 14%, 12% and 14% investment in each of Fund I, Fund II and Fund III, respectively. Acting as the managing member of the Funds, internet.com has significant influence over the operations of the funds, and accordingly, internet.com accounts for these investments on the equity basis of accounting, subject to review for impairment. As of December 31, 2000, internet.com was fully invested in Fund I and Fund II and had approximately $7.3 million of unpaid capital commitments to Fund III.

    internet.com is entitled to approximately a 2% management fee for the day-to-day management of the Funds, which amounted to $107,000 and $1.1 million for the years ended December 31, 1999 and 2000, respectively. As of December 31, 1999 and 2000, amounts owed to internet.com for management fees were $15,000 and $47,000, respectively.

    internet.com has entered into barter advertising agreements with certain portfolio companies of Fund I, Fund II and Fund III. In exchange for advertising on internet.com's network of Web Sites, internet.com has received equity interests in these portfolio companies. internet.com's equity interest is less than 20%, accordingly internet.com accounts for these on the cost basis of accounting. The cost has been determined based upon the value of the equity interests received. These investments are reviewed for impairment by the management of internet.com on a quarterly basis.

9.  PREFERRED STOCK

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

10.  NON-CASH COMPENSATION CHARGE

    In March 1999, internet.com LLC granted 4% of its total membership units at the time to certain of its employees. As these membership units vested upon the completion of the IPO, internet.com recorded an $8.0 million compensation charge concurrent with the completion of the IPO on June 25, 1999.

11.  INCOME TAXES

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

    internet.com did not provide for any current or deferred United States federal or state income taxes for any of the periods presented because it has experienced operating losses since inception.

    As of December 31, 1999 and 2000, internet.com had future federal and state income tax benefits as follows (in thousands):


                                                           DECEMBER 31,  DECEMBER 31,
                                                               1999          2000
                                                             --------      --------
      Net operating losses                                   $  2,646      $  2,070
      Amortization of intangible assets                         2,740         9,069
      Depreciation of property and equipment                      (60)          110
      Reserves recorded for financial reporting purposes          523         1,617
                                                             --------      --------
      Total future federal and state income tax benefits        5,849        12,866
                                                             --------      --------
      Less valuation allowance                                 (5,849)      (12,866)
                                                             --------      --------
      Deferred income tax asset                              $     --      $     --
                                                             ========      ========

    internet.com has a valuation allowance as of December 31, 1999 and 2000, which fully offsets its deferred income tax assets. Due to internet.com's brief operating history and recent historical losses, there is no assurance that internet.com will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets.

    As of December 31, 2000, internet.com has approximately $4.1 million of net operating losses for federal income tax purposes, which begin to expire in 2018. internet.com also has $1.0 million of net operating loss carryforwards for state income tax purposes, which begin to expire in 2003.

    A reconciliation setting forth the difference between internet.com's effective income tax rate and the U.S. Federal statutory income tax rate is as follows (in thousands):


                                          DECEMBER 31,  DECEMBER 31,
                                              1999         2000
                                             -------      -------
      Federal statutory tax rate             $(4,000)     $(8,042)
      State taxes                               (527)        (936)
      Losses without income tax benefits       4,071        7,237
      Non-deductible expenses                    426        1,667
      Foreign income taxes                        --          205
      Other                                       30           74
                                             -------      -------
                                             $    --      $   205
                                             =======      =======

12.  COMMITMENTS AND CONTINGENCIES

    internet.com has entered into various operating leases for each of its office facilities. Generally under the lease agreements, internet.com is obligated to pay a proportionate share of all electricity, heating, ventilation and air conditioning costs for these premises. Rent expense for leased facilities was $7,000, $460,000 and $1.5 million for the period from inception (November 24, 1998) through December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

    Future annual minimum lease payments under all operating leases are as follows (in thousands):

      YEAR ENDING DECEMBER 31,
      2001                                       $1,773
      2002                                        1,625
      2003                                          997
      2004                                          689
      2005                                          130
      Thereafter                                    397
                                                 ------
                                                 $5,611
                                                 ======

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

13.  EMPLOYEE BENEFIT PLAN

    internet.com has a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation to the plan. At the discretion of the board of directors, internet.com may also make contributions each year for the benefit of all eligible employees under the plan. There were no discretionary contributions for the period from inception (November 24, 1998) through December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively.

14.  STOCK INCENTIVE PLAN

    In April 1999, internet.com established a stock incentive plan under which internet.com may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors up to an aggregate of 6,000,000 shares of common stock of which 592,350 options were granted immediately prior to the IPO. The exercise price of the options granted under the stock incentive plan will not be less than the fair market value of the shares of internet.com's common stock on the date of grant. The plan will terminate on April 15, 2009.

    A summary of the status of internet.com's stock option plan as of December 31, 1999 and 2000, and changes during the years ending December 31, 1999 and 2000 are presented below:


                                                 DECEMBER 31, 1999           DECEMBER 31, 2000
                                             ------------------------     -------------------------
                                                             WEIGHTED                     WEIGHTED
                                                             AVERAGE                       AVERAGE
                                              NUMBER OF      EXERCISE     NUMBER OF       EXERCISE
                                              OPTIONS         PRICE         OPTIONS         PRICE
                                             ----------      --------     ----------      --------
      Outstanding at beginning of year               --      $     --      1,090,730      $  17.21
      Granted                                 1,157,100      $  17.03      3,387,470      $  13.58
      Exercised                                  (9,520)     $  14.00        (27,455)     $  13.30
      Forfeited                                 (56,850)     $  14.11       (224,804)     $  23.03
                                             ----------      --------     ----------
      Outstanding at December 31, 1999        1,090,730      $  17.21      4,225,941      $  10.52
                                             ==========                   ==========
      Options exercisable at end of year         31,980      $  42.89        376,820      $  12.86
                                             ==========      ========     ==========      ========

      Weighted average fair value of
         options granted during the year                     $  13.46                     $  11.04

    The following table summarizes information about stock options outstanding at December 31, 2000:


                               OUTSTANDING                     EXERCISABLE
                 -----------------------------------      --------------------
                                WEIGHTED-
                                 AVERAGE
                   NUMBER OF    REMAINING    WEIGHTED-    NUMBER OF    WEIGHTED-
                  OPTIONS AT     YEARS OF    AVERAGE      OPTIONS AT    AVERAGE
    RANGE OF     DECEMBER 31,  CONTRACTUAL   EXERCISE     DECEMBER 31, EXERCISE
EXERCISE PRICES      2000          LIFE       PRICE          2000       PRICE
                 ------------  ------------  --------      --------   ---------
$5.625-$7.34      1,637,270       7.56       $ 6.38          25,000    $ 5.63
$12.03-$16.28     1,954,421       6.24       $13.94         294,251    $14.29
$18.75-$22.50       217,500       7.73       $20.02          14,312    $19.88
$30.91-$37.09       153,100       7.93       $31.77           4,795    $37.09
$40.69-$58.69       263,650       7.41       $46.72          38,462    $48.72
                  ---------                                 -------
                  4,225,941                                 376,820
                  =========                                 =======


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999 and 2000: risk-free interest rates of 6.72% and 5.96% respectively; expected lives of 3 years; expected dividend rate of zero; and expected volatility of 138% and 150%, respectively.

    internet.com applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock option plan.

    The following table reflects pro forma net loss and loss per share had internet.com elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share amounts):


                                         INCEPTION
                                       (NOVEMBER 24,
                                           1998)
                                          THROUGH      YEAR ENDED       YEAR ENDED
                                         DECEMBER 31,  DECEMBER 31,     DECEMBER 31,
                                            1998          1999             2000
                                       --------------- -----------      ------------
      Net loss
        As reported                        $  (974)     $  (22,016)     $  (22,977)
                                           =======      ==========      ==========
        Pro forma                          $  (974)     $  (24,635)     $  (29,572)
                                           =======      ==========      ==========
      Basic and diluted loss per share
        As reported                        $  (.06)     $    (1.08)     $    (0.92)
                                           =======      ==========      ==========
        Pro forma                          $  (.06)     $    (1.21)     $    (1.18)
                                           =======      ==========      ==========


    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

15.  RELATED PARTY TRANSACTIONS

    internet.com, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement dated November 24, 1998, whereby internet.com agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to internet.com by Internet World Media, Inc. and Penton Media, Inc. This services agreement expires November 23, 2003.

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

    I-Venture Management LLC, a wholly owned subsidiary of internet.com serves as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Certain directors and officers of internet.com serve as directors and officers of I-Venture Management LLC.

    internet.com made a $180,000 non-interest bearing loan to one of its stockholders in 1997, which is still outstanding and is included in other assets as of December 31, 2000.

16.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


                                            QUARTERS ENDED
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                          MARCH 31      JUNE 30      SEPTEMBER 30  DECEMBER 31
                         ----------    ---------     ------------  -----------

2000
----
Revenues                 $  9,645      $ 12,161      $ 14,717      $ 15,560
Gross profit             $  5,420      $  6,662      $  8,383      $  8,627
Net loss                 $ (4,248)     $ (4,431)     $ (5,790)     $ (8,508)
Basic and diluted
  loss per share         $  (0.17)     $  (0.18)     $  (0.23)     $  (0.34)


                         MARCH 31(1)   JUNE 30(2)    SEPTEMBER 30  DECEMBER 31
                         -----------   ----------    ------------  -----------

1999
----
Revenues                 $  1,612      $  2,872      $  4,114      $  7,487
Gross profit             $    495      $  1,086      $  2,079      $  4,059
Net loss                 $ (3,258)     $(11,598)     $ (3,254)     $ (3,906)
Basic and diluted
  loss per share         $  (0.20)     $  (0.63)     $  (0.14)     $  (0.17)


(1)   Represents financial data from the predecessor business.
(2) Represents the combined financial data from the predecessor business and internet.com

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of internet.com LLC:

    We have audited the accompanying balance sheets of the iWorld Division of Mecklermedia Corporation, as of September 30 1998, and the related statements of operations, changes in division equity and cash flows for the year ended September 30, 1998 and for the period October 1, 1998 through November 23, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the iWorld division of Mecklermedia Corporation, as of September 30, 1998, and the results of its operations and its cash flows for the year ended September 30, 1998, and for the period October 1, 1998 through November 23, 1998, in conformity with generally accepted accounting principles in the United States.

                                          ARTHUR ANDERSEN LLP







Stamford, Connecticut
April 5, 1999

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                                  BALANCE SHEET
                               SEPTEMBER 30, 1998

                                 (IN THOUSANDS)


                         ASSETS
Current assets:
  Accounts receivable, net of allowances of $149          $1,002
  Prepaid expenses and other                                 257
                                                          ------
           Total current assets                            1,259

Property and equipment, net                                1,336
Intangible assets, net                                     4,630
                                                          ------
           Total assets                                   $7,225
                                                          ======

           LIABILITIES AND DIVISION EQUITY

Current liabilities:
  Accounts payable                                        $  316
  Accrued payroll and related expenses                       625
  Accrued expenses                                            32
                                                          ------
           Total current liabilities                         973

Division equity                                            6,252
                                                          ------
           Total liabilities and division equity          $7,225
                                                          ======




                       See notes to financial statements.

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                            STATEMENTS OF OPERATIONS

                    FOR THE YEAR ENDED SEPTEMBER 30, 1998 AND
           THE PERIOD FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998

                                 (IN THOUSANDS)


                                                      OCTOBER 1, 1998
                                        YEAR ENDED       THROUGH
                                       SEPTEMBER 30,    NOVEMBER 23,
                                           1998            1998
                                       -------------  ---------------
Revenues                                  $ 3,544      $   778
Cost of revenues                            2,171          456
                                          -------      -------
Gross profit                                1,373          322
                                          -------      -------

Operating expenses:
   Advertising, promotion and selling       1,406          441
   General and administrative               1,349          195
   Depreciation                               429           67
   Amortization                               920           86
                                          -------      -------
Total operating expenses                    4,104          789
                                          -------      -------
Net loss                                  $(2,731)     $  (467)
                                          =======      =======



                       See notes to financial statements.

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                    STATEMENTS OF CHANGES IN DIVISION EQUITY

            FOR THE YEAR ENDED SEPTEMBER 30, 1998 AND FOR THE PERIOD
                 FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998

                                 (IN THOUSANDS)

Balance at September 30, 1997                        $ 2,144
Contributions from Mecklermedia Corporation            6,839
Net loss                                              (2,731)
                                                     -------

Balance at September 30, 1998                          6,252
Contributions from Mecklermedia Corporation            3,877
Net loss                                                (467)
                                                     -------

Balance at November 23, 1998                         $ 9,662
                                                     =======



                       See notes to financial statements.

                 IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                            STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 30, 1998
       AND FOR THE PERIOD FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998

                                 (IN THOUSANDS)


                                                   FOR THE YEAR  OCTOBER 1, 1998
                                                      ENDED         THROUGH
                                                   SEPTEMBER 30,  NOVEMBER 23,
                                                      1998            1998
                                                   -------------  --------------
Cash flows from operating activities:
  Net loss                                            $(2,731)     $  (467)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                       1,349          153
    Changes in operating assets and liabilities:
      Accounts receivable, net                           (570)        (326)
      Prepaid expenses and other                         (187)         (28)
      Accounts payable and accrued expenses               305         (725)
                                                      -------      -------
        Net cash used in operating activities          (1,834)      (1,393)
                                                      -------      -------

Cash flows from investing activities:
  Additions to property and equipment                    (934)         (91)
  Acquisitions of Web sites, related
   Internet media properties and other                 (4,071)      (2,393)
                                                      -------      -------
        Net cash used in investing activities          (5,005)      (2,484)
                                                      -------      -------
Cash flows from financing activities:
  Contributions from Mecklermedia Corporation           6,839        3,877
                                                      -------      -------
        Net cash provided by financing activities       6,839        3,877
                                                      -------      -------
Net change in cash                                         --           --
Cash at beginning of period                                --           --
                                                      -------      -------
Cash at end of period                                 $    --      $    --
                                                      =======      =======

Supplemental disclosures of cash flow:
  Cash paid for interest                              $    --      $    --
                                                      =======      =======
  Cash paid for income taxes                          $    --      $    --
                                                      =======      =======


                       See notes to financial statements.

                   IWORLD DIVISION OF MECKLERMEDIA CORPORATION
                             (PREDECESSOR BUSINESS)

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED SEPTEMBER 30, 1998
        AND FOR THE PERIOD FROM OCTOBER 1, 1998 THROUGH NOVEMBER 23, 1998



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

          LICENSING REVENUES. The licensing agreements vary, with iWorld typically generating fixed fees and royalties for monthly access to editorial content produced by iWorld. Such amounts are recognized as revenue in the month earned.

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

    CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject iWorld to a significant concentration of credit risk consist primarily of cash and accounts receivable. iWorld deposits all its cash primarily with a single financial institution. Most of iWorld's accounts receivable as of September 30, 1998 are from Internet-related businesses.

    At September 30, 1998, three customers accounted for 28% of accounts receivable. For the year ended September 30, 1998, one customer accounted for 17% of revenues. For the period from October 1, 1998 through November 23, 1998, one customer accounted for 21% of revenues.

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

    INCOME TAXES. The taxable losses of iWorld for the year ended September 30, 1998 and for the period October 1, 1998 through November 23, 1998 were included in the Mecklermedia Corporation's consolidated income tax returns. For all periods presented, deferred income taxes and related income tax expenses have been recorded by applying the asset and liability approach to each component of iWorld as if it were a separate taxpayer. Under this approach, deferred tax assets and liabilities represent the expected future tax consequences of carryforwards and temporary differences between the carrying amounts and the tax bases of assets and liabilities.

    ADVERTISING COSTS. iWorld expensed advertising costs as incurred. Advertising expense was $320,000, and $167,000 for the year ended September 30, 1998, and for the period from October 1, 1998 through November 23, 1998, respectively.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):


                                                  SEPTEMBER 30,
                                                      1998
                                                  -------------
      Computer equipment                             $1,694
      Furniture, fixtures and equipment                 420
      Leasehold improvements                            134
                                                     ------
                                                      2,248
      Less: Accumulated depreciation                   (912)
                                                     ------
      Property and equipment, net                    $1,336
                                                     ======

4.  INTANGIBLE ASSETS

    Intangible assets consisted of the following (in thousands):


                                                  SEPTEMBER 30,
                                                      1998
                                                  -------------
      Goodwill                                       $5,690
      Trademarks                                        474
                                                     ------
                                                      6,164
      Less: Accumulated amortization                 (1,534)
                                                     ------
      Intangible assets, net                         $4,630
                                                     ======


5.  ACQUISITIONS

    iWorld acquired nine and four Web sites and related Internet media properties for $3.9 million and $2.4 million during the years ended September 30, 1998 and the period from October 1, 1998 through November 23, 1998, respectively. These acquisitions were accounted for as purchases. Certain of these acquisitions provide for contingent payments to be made one year after the acquisition dates based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties had no tangible assets or liabilities and therefore the entire purchase price has been recorded as goodwill and is being amortized over its estimated useful life. The pro forma results for the year ended September 30, 1998 and the period from October 1, 1998 through November 23, 1998, assuming these acquisitions had been made at the beginning of the period, would not be materially different from reported results.

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

    At September 30, 1998 and November 23, 1998, iWorld had future federal and state income tax benefits as follows (in thousands):


                                        FOR THE YEAR    OCTOBER 1,
                                           ENDED       1998 THROUGH
                                        SEPTEMBER 30,  NOVEMBER 23,
                                            1998          1998
                                           -------      -------
Net operating losses                       $ 2,388      $ 2,559
Amortization of intangible assets              314          307
Depreciation of property and equipment         (58)         (58)
Reserves recorded for financial
   reporting purposes                           38           99
                                           -------      -------
Total future federal and state
   income tax benefits                       2,682        2,907
Less valuation allowances                   (2,682)      (2,907)
                                           -------      -------
Deferred income tax asset                  $    --      $    --
                                           =======      =======


    At November 23, 1998, iWorld had available net operating loss carryforwards for its federal income tax purposes of approximately $7.0 million which will expire beginning in 2009.

    A reconciliation setting forth the difference between the effective income tax rate of iWorld and the U.S. Federal statutory tax rate is as follows (in thousands):


                                          FOR THE YEAR    OCTOBER 1,
                                             ENDED       1998 THROUGH
                                          SEPTEMBER 30,  NOVEMBER 23,
                                              1998          1998
                                          ------------- ------------
   Federal statutory tax rate                $   928      $   159
   State taxes                                   133           23
   Losses without income tax benefits         (1,064)        (183)
   Provision for non-deductible expenses           3            1
                                             -------      -------
                                             $    --      $    --
                                             -------      -------


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

    Costs allocated to iWorld by Mecklermedia were approximately $1,185,000, and $150,000 for the year ended September 30, 1998, and for the period from October 1, 1998 through November 23, 1998, respectively. For the year ended September 30, 1998, allocated costs of $100,000 and $1,085,000 were included in cost of revenues and general and administrative expenses, respectively. All of the allocated costs for the period from October 1, 1998 through November 23, 1998, were included in general and administrative expenses. Management believes the allocation methods used are reasonable.

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

    Division equity consisted of the following (in thousands):


                                                              OCTOBER 1, 1998
                                                  YEAR ENDED     THROUGH
                                                 SEPTEMBER 30,  NOVEMBER 23,
                                                     1998          1998
                                                 ------------- --------------
      Division equity at beginning of period        $ 2,144      $ 6,252
      Net losses                                     (2,731)        (467)
      Working capital                                 1,834        1,393
      Acquisitions                                    5,005        2,484
                                                    -------      -------
      Division equity at end of period              $ 6,252      $ 9,662
                                                    =======      =======
      Average division equity during the period     $ 4,198      $ 7,957
                                                    =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to internet.com's Proxy Statement for its Annual Meeting of Stockholders to be held in 2001.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to internet.com's Proxy Statement for its Annual Meeting of Stockholders to be held in 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to internet.com's Proxy Statement for its Annual Meeting of Stockholders to be held in 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to internet.com's Proxy Statement for its Annual Meeting of Stockholders to be held in 2001.

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

          10.05*+     Registrant's 1999 Stock Incentive Plan

          10.06*+     Employment Agreement between the Registrant and
                      Christopher S. Cardell, dated as of November 24, 1998

          10.07*+     Employment Agreement between the Registrant and
                      Christopher J. Baudouin, dated as of November 24, 1998

          10.08*      Specimen Advertising Insertion Order

          10.09** Asset Purchase Agreement, dated September 8, 2000, by and among internet.com Corporation, ClicZ, Inc., Andrew R.
                      Bourland and Ann M. Handley

           11***      Statement Regarding Computation of Per Share Earnings
                      (Loss) (included in notes to financial statements)

           21***      Subsidiaries of the Registrant

           23***      Consent of Arthur Andersen LLP

      * Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76331).

      ** Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on September 11, 2000.
      *** Filed herewith.
      + Compensatory plans and arrangements for executives and others.

(b)   Reports on Form 8-K

      On September 11, 2000, internet.com filed a Form 8-K announcing its acquisition of all the assets of ClickZ, Inc. a Massachusetts corporation ("ClickZ") pursuant to an asset purchase agreement, dated September 8, 2000 by and among internet.com, ClickZ, Andrew R. Bourland and Ann M. Handley.

      On December 26, 2000, internet.com filed a Form 8-K announcing its acquisition of certain assets of EarthWeb Inc. a Delaware corporation ("EarthWeb") pursuant to an asset purchase agreement, dated December 22, 2000 by and among internet.com and EarthWeb.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2001

                                    internet.com Corporation


                                    By:   /s/ Alan M. Meckler
                                        -------------------------
                                        Name:  Alan M. Meckler
                                        Title: Chairman and Chief Executive
                                               Officer

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

         /s/ Christopher S. Cardell      President, Chief Operating Officer and
      --------------------------------   Director
         Christopher S. Cardell

         /s/ Christopher J. Baudouin     Chief Financial Officer (Principal
      --------------------------------   Financial and Accounting Officer)
         Christopher J. Baudouin

         /s/ Gilbert F. Bach             Director
      --------------------------------
            Gilbert F. Bach

         /s/ Michael J. Davies           Director
      --------------------------------
           Michael J. Davies

         /s/ William A. Shutzer          Director
      --------------------------------
           William A. Shutzer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors of internet.com Corporation:

    We have audited in accordance with generally accepted auditing standards the consolidated financial statements of internet.com Corporation included in this Form 10-K and have issued our report thereon dated February 7, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          ARTHUR ANDERSEN LLP







Stamford, Connecticut
February 7, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                            INTERNET.COM CORPORATION
                                 (IN THOUSANDS)


                                                   YEAR ENDED         YEAR ENDED
                                               DECEMBER 31, 1999   DECEMBER 31, 2000
                                               -----------------   -----------------
Balance, beginning of period                          $    42          $   712
Additions charged to statement of operations              670            2,772
Deductions                                                 --           (1,125)
                                                      -------          -------

Balance, end of period                                $   712          $ 2,359
                                                      =======          =======