Form 10-Q
period 2001-03-31
INTERNET COM CORP
filed 2001-05-15
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

or

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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of May 7, 2001 was 25,333,077.

                            INTERNET.COM CORPORATION


                                      INDEX





                                                                           PAGE
PART I.            Financial Information

Item 1.            Financial Statements

                   Consolidated Balance Sheets - December 31, 2000           3
                        and March 31, 2001

                   Consolidated Statements of Operations - For the
                   Three Months Ended March 31, 2000 and 2001                4

                   Consolidated Statements of Cash Flows - For the
                   Three Months Ended March 31, 2000 and 2001                5

                   Notes to Consolidated Financial Statements                6

Item 2.            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 10

Item 3.            Quantitative and Qualitative Disclosures About           13
                        Market Risk

PART II.           Other Information                                        14

                   Signatures                                               15

PART I. FINANCIAL INFORMATION                       Item 1. Financial Statements


                            INTERNET.COM CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                    DECEMBER 31,    MARCH 31,
                                                                                       2000            2001
                                                                                     ---------      ---------
                                                                                                   (UNAUDITED)
                                     ASSETS

    Current assets:
       Cash and cash equivalents                                                     $  59,979      $  36,472
       Accounts receivable, net of allowances of $2,359 and $2,196, respectively        12,004         10,148
       Prepaid expenses and other                                                        1,964          2,032
                                                                                     ---------      ---------
             Total current assets                                                       73,947         48,652

    Property and equipment, net of accumulated depreciation of $2,787 and
      $3,483, respectively                                                               4,837          5,682
    Intangible assets, net of accumulated amortization of $35,282 and
      $44,480, respectively                                                             76,587         81,220
    Investments and other assets                                                         6,801          6,524
                                                                                     ---------      ---------
             Total assets                                                            $ 162,172      $ 142,078
                                                                                     =========      =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                                              $   2,163      $   3,572
       Accrued expenses                                                                  6,295          5,844
       Accrued Web site acquisition payments                                            10,988          4,327
       Deferred revenues                                                                 2,187          3,019
                                                                                     ---------      ---------
           Total current liabilities                                                    21,633         16,762

    Accrued Web site acquisition payments                                                1,236            546
    Deferred revenue                                                                     1,820          1,593
                                                                                     ---------      ---------
           Total liabilities                                                            24,689         18,901

    Commitments and contingencies                                                           --             --

    Stockholders' equity
       Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares
             issued and outstanding                                                         --             --
       Commonstock, $.01 par value, 75,000,000 shares authorized, 25,323,357 and 25,333,077 shares issued and outstanding at December 31, 2000
             and March 31, 2001, respectively                                              253            253
       Additional paid-in capital                                                      175,363        175,418
       Accumulated deficit                                                             (38,112)       (52,445)
       Accumulated other comprehensive income                                              (21)           (49)
                                                                                     ---------      ---------
          Total stockholders' equity                                                   137,483        123,177
                                                                                     ---------      ---------
          Total liabilities and stockholders' equity                                 $ 162,172      $ 142,078
                                                                                     =========      =========

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       ----------------------
                                                                         2000          2001
                                                                       --------      --------
Revenues                                                               $  9,645      $ 12,013
Cost of revenues                                                          4,225         8,014
                                                                       --------      --------

Gross profit                                                              5,420         3,999
                                                                       --------      --------

Operating expenses:
     Advertising, promotion and selling                                   4,032         5,929
     General and administrative                                           1,921         2,714
     Depreciation                                                           381           696
     Amortization                                                         4,333         9,198
                                                                       --------      --------
Total operating expenses                                                 10,667        18,537
                                                                       --------      --------

Operating loss                                                           (5,247)      (14,538)

Minority interests                                                           46            48
Equity losses from international and venture fund investments, net          (91)         (557)
Interest income                                                           1,089           716
                                                                       --------      --------

Loss before income taxes                                                 (4,203)      (14,331)
Provision for income taxes                                                   45             2
                                                                       --------      --------
Net loss                                                               $ (4,248)     $(14,333)
                                                                       ========      ========

Basic and diluted net loss per share                                   $  (0.17)     $  (0.57)
                                                                       ========      ========
Weighted average number of common shares outstanding                     24,489        25,332
                                                                       ========      ========


                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               ------------------------
                                                                                 2000           2001
                                                                               ---------      ---------
Cash flows from operating activities:
    Net loss                                                                   $  (4,248)     $ (14,333)
    Adjustments to reconcile net cash used in operating activities-
      Depreciation and amortization                                                4,714          9,894
      Provision for losses on accounts receivable                                    690            544
      Minority interests                                                             (46)           (48)
      Equity losses from international and venture fund investments                   91            557
    Changes in assets and liabilities -
      Accounts receivable, net                                                    (2,868)         1,983
      Prepaid expenses and other                                                    (585)            27
      Accounts payable and accrued expenses                                          234           (233)
      Deferred revenues                                                              263           (520)
                                                                               ---------      ---------
         Net cash used in operating activities                                    (1,755)        (2,129)
                                                                               ---------      ---------

Cash flows from investing activities:
    Additions to property and equipment                                           (1,394)        (1,338)
    Acquisitions of Web sites, related Internet media properties and other       (11,775)       (19,799)
    Investment in internet.com venture funds and other                              (585)          (297)
                                                                               ---------      ---------
         Net cash used in investing activities                                   (13,754)       (21,434)
                                                                               ---------      ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                   98,341             --
    Proceeds from exercise of stock options                                           28             55
                                                                               ---------      ---------
         Net cash provided by financing activities                                98,369             55
                                                                               ---------      ---------

Effect of exchange rates on cash                                                      --              1
                                                                               ---------      ---------

Net increase (decrease) in cash and cash equivalents                              82,860        (23,507)
Cash and cash equivalents, beginning of period                                    17,943         59,979
                                                                               ---------      ---------
Cash and cash equivalents, end of period                                       $ 100,803      $  36,472
                                                                               =========      =========

Supplemental disclosures of cash flow:
    Cash paid for interest                                                     $      --      $      --
                                                                               =========      =========
    Cash paid for income taxes                                                 $      47      $      --
                                                                               =========      =========

                 See notes to consolidated financial statements.

                            INTERNET.COM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    THE COMPANY

    internet.com owns and operates a leading network of integrated business-to-business Web sites and related Internet media properties focused solely on the Internet industry and information technology. As of March 31, 2001, this network of Internet media properties consisted of 160 Web sites, nearly 350 e-mail newsletters, over 400 online discussion forums and over 100 moderated e-mail discussion lists. The network is organized into 16 vertical content channels to serve Internet users, which include Internet industry and information technology professionals, Web developers and experienced Internet users.

    Since all of internet.com's products and services relate to providing Internet-related information to Internet industry and information technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet and information technology.

2.    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared from the books and records of internet.com in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in internet.com's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

    The consolidated financial statements include the accounts of internet.com and its majority-owned and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. internet.com does not invest in any derivative based financial instruments, therefore, the adoption of SFAS 133 did not effect internet.com's financial statements.

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

      Computations of basic and diluted net loss per share for the three months ended March 31, 2000 and 2001 are as follows:


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                         2000          2001
                                                       --------      --------

  Numerator: Net loss                                  $ (4,248)     $(14,333)

  Denominator: Weighted average shares outstanding       24,489        25,332
                                                       --------      --------

  Basic and diluted net loss per share                 $  (0.17)     $  (0.57)
                                                       ========      ========

5.    ACQUISITIONS OF ASSETS

    On March 5, 2001 internet.com completed its acquisition of Intermedia Group, Inc., a Massachusetts corporation ("IMG"), pursuant to a stock purchase agreement by internet.com and the shareholders IMG. IMG is an integrated conference, consulting and event management firm specializing in emerging information technology markets.

    A substantial majority of the purchase price has been recorded as an intangible asset on a preliminary basis and is being amortized over an estimated useful life of three years. The purchase accounting for this acquisition will be finalized at a later date not to exceed one year from the closing date of the transaction.

    The unaudited pro forma information below presents results of operations of internet.com as if the acquisition of IMG occurred as of January 1, 2000. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results.


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ---------------------
                                                    2000         2001
                                                   -------     -------

          Revenues                                 $11,197     $12,897
                                                   =======     =======

          Net loss                                 $ 4,866     $15,469
                                                   =======     =======

          Basic and diluted net loss per share     $ (0.20)    $ (0.61)
                                                   =======     =======

6.    SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

      internet.com barters portions of unsold advertising impressions for equity interests in certain of its venture funds' portfolio companies. Revenues related to barter transactions were $360,000 and $297,000 for the three months ended March 31, 2000 and 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our financial statements and the accompanying notes which appear elsewhere in this filing. Statements in this Form 10-Q which are not historical facts are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which internet.com competes; the unpredictability of internet.com's future revenues (including those resulting from online advertising on internet.com's Web sites and related Internet media properties), expenses, cash flows and stock price; internet.com's investments in international and venture investments; any material change in internet.com's intellectual property rights; and continued growth and acceptance of the Internet. For a more detailed discussion of such risks and uncertainties, refer to internet.com's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

    We own and operate a network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry and information technology ("IT"). As of March 31, 2001, our network consisted of 16 vertical content channels that contain 160 Web sites, nearly 350 e-mail newsletters, over 400 online discussion forums and over 100 moderated e-mail discussion lists focused solely on the Internet industry and IT. During the month of March 2001, we delivered approximately 275 million page views to over 3.7 million unique visitors and 35 million copies of our e-mail newsletters to 5.5 million subscribers, and 38 million postings were generated by 136,000 subscribers to our moderated e-mail discussion lists.

    We generate revenues from the following sources:

     o advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
     o    e-commerce agreements and offerings;
     o    permission based opt-in e-mail list rentals;
     o    seminars;
     o    paid subscription services;
     o    licensing of our editorial content and brands;
     o    online press release distribution services; and
     o    venture fund management fees

    We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media, Inc. and other third parties. In addition, we barter portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. Beginning in January 2000, in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have prospectively recorded revenues from barter transactions at their estimated fair values. Revenues and expenses related to barter transactions were approximately $1.5 million and $798,000, respectively, for the three months ended March 31, 2001.

    For the three months ended March 31, 2001, a majority of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period during which the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or number of times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

    Our e-commerce agreements generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. Generally, bounties and revenue sharing agreements require a monthly minimum fee from internet.com's customers. Revenues from these agreements are recognized in the month they are earned.

    Through a third-party agent, we currently offer for rental our permission based opt-in e-mail list names relating to 250 Internet-specific topics. Members of our community of Internet users volunteer, or "opt in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet and IT interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

    Our seminars generate revenues from attendee registrations, as well as from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the seminars are held.

    Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch, certain sections of WALLSTREETRESEARCHNET, UNCLAIMEDDOMAINS, DOMAINBOOK.COM, ASPNEWS.COM and ALERTIPO.COM, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees, which has not yet been recognized as revenue.

    Our licensing agreements vary in structure, with internet.com generating fixed fees, royalties or both for access to our editorial content and brands. We generally license our editorial content and brands to offline and online media companies. Revenues are recognized ratably over the period of the licensing agreements.

    Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM. We distribute e-mail based press releases to approximately 5,000 registered journalists. Revenue from this service is recorded on a per use basis and is recognized at the time of distribution.

    Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC, intnernet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Management fees are recognized ratably over the period in which services are rendered. In addition, internet.com is entitled to 20% of the realized gains earned from portfolio investments, which are recognized at the time of distribution from the venture capital funds.

    From July 1995 through March 31, 2001, we made 74 acquisitions of Internet media properties, consisting of 101 Web sites, 105 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of internet.com's acquisitions have been accounted for as purchases. Consequently, as of March 31, 2001 we had $125.7 million of goodwill, which is being amortized over three years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

    REVENUES. Revenues were $9.6 million for the three months ended March 31, 2000 and $12.0 million for the three months ended March 31, 2001, representing an increase of 25%. The majority of revenues relates to advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, permission based opt-in e-mail list rentals, seminars, paid subscription services, licensing, online press release distribution services and venture fund management fees will continue to expand and diversify our future revenue streams.

    COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was $4.2 million for the three months ended March 31, 2000 and $8.0 million for the three months ended March 31, 2001, representing an increase of 90%. This change was primarily due to the increased hiring of editorial, technology and operations personnel, expenses for freelance contributors, expenses related to office and workforce redundancy costs. As a percentage of revenues, cost of revenues was 44% for the three months ended March 31, 2000 and 67% for the three months ended March 31, 2001. We anticipate that our cost of revenues will continue to increase as we acquire additional Web sites and related media properties.


    ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $4.0 million for the three months ended March 31, 2000 and $5.9 million for the three months ended March 31, 2001, representing a 47% increase. This change was primarily due to increased hiring of advertising sales personnel, the recording of barter advertising and workforce redundancy costs. As a percentage of revenues, advertising, promotion and selling expenses were 42% for the three months ended March 31, 2000 and 49% for the three months ended March 31, 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $1.9 million for the three months ended March 31, 2000 and $2.7 million for the three months ended March 31, 2001, representing a 41% increase. This change was primarily due to the hiring of additional personnel and increased provisions for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 20% for the three months ended March 31, 2000 and 23% for the three months ended March 31, 2001. We expect that our general and administrative expenses will continue to increase in absolute dollars, but these expenses are expected to decrease as a percentage of revenues.

    DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $381,000 for the three months ended March 31, 2000 and $696,000 for the three months ended March 31, 2001, representing an 83% increase. As a percentage of revenues, depreciation of property and equipment was 4% for the three months ended March 31, 2000 and 6% for the three months ended March 31, 2001. Amortization of intangibles was $4.3 million for the three months ended March 31, 2000 and $9.2 million for the three months ended March 31, 2001, representing a 112% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 45% for the three months ended March 31, 2000 and 77% for the three months ended March 31, 2001. We anticipate that depreciation and amortization will continue to increase as we acquire additional Web sites and related media properties. We also anticipate that our capital expenditures will increase as needed to support current growth in operations, infrastructure and personnel.

    MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of losses of internet.com's majority-owned consolidated international subsidiaries.

    EQUITY LOSSES FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET. Equity losses represent internet.com's net equity interests in investments in international joint ventures and internet.com venture funds. Equity losses from international joint ventures were $91,000 for the three months ended March 31, 2000 and $34,000 for the three months ended March 31, 2001. Equity losses from the internet.com venture funds were $523,000 for the three months ended March 31, 2001.

    INTEREST INCOME. Interest income was $1.1 million for the three months ended March 31, 2000 and $716,000 for the three months ended March 31, 2001.

    PROVISION FOR INCOME TAXES. internet.com recorded a provision for income taxes of $45,000 for the three months ended March 31, 2000 and $2,000 for the three months ended March 31, 2001 related to foreign income tax liabilities which were recorded based upon estimated foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded operations primarily with cash from proceeds from our initial and follow-on public equity offering, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our IPO of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to internet.com aggregated approximately $43.0 million. On June 30, 1999, internet.com paid the outstanding balance under our line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by internet.com and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by internet.com from the follow-on offering were approximately $98.3 million. internet.com did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

    As of March 31, 2001, internet.com had total current assets of $48.7 million and total current liabilities of $16.8 million, or working capital of $31.9 million.

    Net cash used in operating activities was $1.8 million for the three months ended March 31, 2000 and $2.1 million for the three months ended March 31, 2001. Net cash used in operating activities for the period ended March 31, 2000 was primarily a result of our net losses adjusted for depreciation and amortization, offset by an increase in accounts receivable. Net cash used in operating activities for the period ended March 31, 2001 was primarily a result of our net losses adjusted for depreciation and amortization, offset by decreases in accounts receivable.

    Net cash used in investing activities was $13.8 million for the three months ended March 31, 2000 and $21.4 million for the three months ended
March 31, 2001. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

    Net cash provided by financing activities was $98.4 million for the three months ended March 31, 2000 and $55,000 for the three months ended
March 31, 2001. Net cash provided by financing activities was primarily a result of net proceeds from our follow-on public offering for the three months ended March 31, 2000.

    Capital expenditures were $1.4 million for the three months ended March 31, 2000 and $1.3 million for the three months ended March 31, 2001. We anticipate that our capital expenditures will increase as needed to support growth in operations, infrastructure and personnel.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 138, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders' equity, depending on whether the derivative is being used to hedge changes in fair value or cash flows. internet.com does not invest in any derivative based financial instruments, therefore, the adoption of SFAS 133 did not have an effect on internet.com's financial statements.

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

PART II - OTHER INFORMATION


Item 1.            LEGAL PROCEEDINGS

                   For a description of material pending legal proceedings affecting the Registrant, see Item 3. Legal Proceedings contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000

Item 2.            CHANGES IN SECURITIES

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

                  Exhibit
                   Number   Description
                  -------------------------------------------------------------
                  11        Statement Regarding Computation of Per Share
                            Earnings (Loss) (included in notes to
                            consolidated financial statements)

            (b)   Reports on Form 8-K

                          On December March 12, 2001 internet.com filed a Form
                  8-K/A disclosing certain historical and pro forma financial information related to its acquisition of certain assets of EarthWeb Inc., a Delaware corporation ("EarthWeb"), pursuant to an asset purchase agreement, dated December 22, 2000 by and among internet.com and EarthWeb.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 15, 2001              internet.com Corporation






                                 /s/ Christopher S. Cardell
                         ------------------------------------------------
                                  Christopher S. Cardell
                          Director, President and Chief Operating Officer







                                /s/ Christopher J. Baudouin
                         ------------------------------------------------
                                  Christopher J. Baudouin
                                  Chief Financial Officer