Form 10-Q
period 2001-06-30
INT MEDIA GROUP INC
filed 2001-08-14
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 333-76331

                          INT MEDIA GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                   06-1542480
----------------------------------------         -------------------------------
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                               No.)

       23 OLD KINGS HIGHWAY SOUTH
           DARIEN, CONNECTICUT                                06820
----------------------------------------         -------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (203) 662-2800
              (Registrant's telephone number, including area code)

                            INTERNET.COM CORPORATION
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes |X| No |_|

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of August 6, 2001 was 25,333,077.

                          INT MEDIA GROUP, INCORPORATED

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - December 31, 2000 and
              June 30, 2001                                                    3

            Consolidated Statements of Operations - For the Three
              Months and Six Months Ended June 30, 2000 and 2001               4

            Consolidated Statements of Cash Flows - For the Six
              Months Ended June 30, 2000 and 2001                              5

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        14

PART II.    Other Information                                                 15

            Signatures                                                        17

                          INT MEDIA GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   DECEMBER 31,  JUNE 30,
                                                                       2000        2001
                                                                                (UNAUDITED)
                                                                    ---------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $  59,979    $  27,737
   Accounts receivable, net of allowances of $2,359 and $3,194,
     respectively                                                      12,004        8,832
   Prepaid expenses and other                                           1,964        1,811
                                                                    ---------    ---------
       Total current assets                                            73,947       38,380

Property and equipment, net of accumulated depreciation of $2,787
  and $4,097, respectively                                              4,837        5,318
Intangible assets, net of accumulated amortization of $35,282
  and $55,106, respectively                                            76,587       73,807
Investments and other assets                                            6,801        5,888
                                                                    ---------    ---------
       Total assets                                                 $ 162,172    $ 123,393
                                                                    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   2,163    $   3,064
   Accrued expenses                                                     6,295        5,724
   Accrued Web site acquisition payments                               10,988        1,635
   Deferred revenues                                                    2,187        2,696
                                                                    ---------    ---------
       Total current liabilities                                       21,633       13,119

Accrued Web site acquisition payments                                   1,236          428
Deferred revenue                                                        1,820        1,366
                                                                    ---------    ---------
       Total liabilities                                               24,689       14,913

Commitments and contingencies                                              --           --

Stockholders' equity
   Preferred stock, $.01 par value, 4,000,000 shares
       authorized, no shares issued and outstanding                        --           --
   Common stock, $.01 par value, 75,000,000 shares
       authorized, 25,323,357 and 25,333,077 shares issued
       and outstanding at December 31, 2000 and June 30,
       2001, respectively
                                                                          253          253
   Additional paid-in capital                                         175,363      175,418

   Accumulated deficit                                                (38,112)     (67,172)
   Accumulated other comprehensive loss                                   (21)         (19)
                                                                    ---------    ---------
       Total stockholders' equity                                     137,483      108,480
                                                                    ---------    ---------
       Total liabilities and stockholders' equity                   $ 162,172    $ 123,393
                                                                    =========    =========

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  ---------------------   ---------------------
                                                    2000        2001        2000        2001
                                                  --------    --------    --------    --------
Revenues                                          $ 12,161    $ 10,783    $ 21,806    $ 22,796
Cost of revenues                                     5,499       5,390       9,724      13,404
                                                  --------    --------    --------    --------

Gross profit                                         6,662       5,393      12,082       9,392
                                                  --------    --------    --------    --------

Operating expenses:
  Advertising, promotion and selling                 4,549       4,830       8,580      10,760
  General and administrative                         2,218       3,281       4,139       5,994
  Depreciation                                         487         646         869       1,342
  Amortization                                       5,332      10,628       9,670      19,826
                                                  --------    --------    --------    --------
Total operating expenses                            12,586      19,385      23,258      37,922
                                                  --------    --------    --------    --------

Operating loss                                      (5,924)    (13,992)    (11,176)    (28,530)

Minority interests                                      96          36         142          84
Equity loss from international and venture fund
  investments, net                                      (8)       (663)        (99)     (1,220)
Gain (loss) on investments, net                         72        (367)         72        (367)
Interest income                                      1,387         259       2,476         975
                                                  --------    --------    --------    --------

Loss before income taxes                            (4,377)    (14,727)     (8,585)    (29,058)
Provision for income taxes                              54          --          99           2
                                                  --------    --------    --------    --------
Net loss                                          $ (4,431)   $(14,727)   $ (8,684)   $(29,060)
                                                  ========    ========    ========    ========

Basic and diluted net loss per share              $  (0.18)   $  (0.58)   $  (0.35)   $  (1.15)
                                                  ========    ========    ========    ========
Weighted average number of common shares
  outstanding                                       25,089      25,333      24,789      25,333
                                                  ========    ========    ========    ========

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             --------------------
                                                                               2000        2001
                                                                             --------    --------
Cash flows from operating activities:
    Net loss                                                                 $ (8,684)   $(29,060)
    Adjustments to reconcile net cash used in operating activities-
      Depreciation and amortization                                            10,539      21,168
      Provision for losses on accounts receivable                                 761       1,551
      Minority interests                                                         (142)        (84)
      Equity losses from international and venture fund investments, net           99       1,220
      (Gain) loss on investments, net                                             (72)        367
    Changes in assets and liabilities -
      Accounts receivable, net                                                 (5,595)      1,961
      Prepaid expenses and other                                                 (847)       (195)
      Accounts payable and accrued expenses                                     3,584        (228)
      Deferred revenues                                                           292      (1,192)
                                                                             --------    --------
         Net cash used in operating activities                                    (65)     (4,492)
                                                                             --------    --------

Cash flows from investing activities:
    Additions to property and equipment                                        (2,385)     (1,717)
    Acquisitions of Web sites, related Internet media properties and other    (25,071)    (25,382)
    Investments in internet.com venture funds and other                        (2,966)       (707)
                                                                             --------    --------
         Net cash used in investing activities                                (30,422)    (27,806)
                                                                             --------    --------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                98,330          --
    Proceeds from exercise of stock options                                        86          55
                                                                             --------    --------
         Net cash provided by financing activities                             98,416          55
                                                                             --------    --------

Effect of exchange rates on cash                                                    6           1
                                                                             --------    --------

Net increase (decrease) in cash and cash equivalents                           67,935     (32,242)
Cash and cash equivalents, beginning of period                                 17,943      59,979
                                                                             --------    --------
Cash and cash equivalents, end of period                                     $ 85,878    $ 27,737
                                                                             ========    ========

Supplemental disclosures of cash flow:
    Cash paid for interest                                                   $     --    $     --
                                                                             ========    ========
    Cash paid for income taxes                                               $     25    $     --
                                                                             ========    ========

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (UNAUDITED)

1.    THE COMPANY

      On May 24, 2001, internet.com Corporation received approval at its annual meeting of stockholders to change its name from internet.com Corporation to INT Media Group, Incorporated. INT Media Group is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb Network of 160 Web sites and nearly 250 e-mail newsletters that generate over 250 million page views monthly. INT Media Group events include nearly 40 offline internet.com and Intermedia Group conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, INT Media Group recently launched its CyberAtlas Research Division that publishes research reports analyzing the Internet and information technologies sectors worldwide.

      Since all of INT Media Group's products and services relate to providing information to Internet industry and information technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet and information technology.

2.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared from the books and records of INT Media Group in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in INT Media Group's Form 10-K for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

      The consolidated financial statements include the accounts of INT Media Group and its majority-owned and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. INT Media Group is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not yet determined the effects of these changes on its consolidated financial position or consolidated results of operations.

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

      Computations of basic and diluted net loss per share for the three and six months ended June 30, 2000 and 2001 are as follows (in thousands, except per share amounts):

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                JUNE 30,
                                             ---------------------   ---------------------
                                               2000        2001        2000        2001
                                             --------    --------    --------    --------
      Numerator: Net loss                    $ (4,431)   $(14,727)   $ (8,684)   $(29,060)

      Denominator: Weighted average shares
         outstanding                           25,089      25,333      24,789      25,333
                                             --------    --------    --------    --------

      Basic and diluted net loss per share   $  (0.18)   $  (0.58)   $  (0.35)   $  (1.15)
                                             ========    ========    ========    ========

5.    ACQUISITIONS OF ASSETS

      On March 5, 2001 INT Media Group completed its acquisition of Intermedia Group, Inc., a Massachusetts corporation ("IMG"), pursuant to a stock purchase agreement by INT Media Group and the stockholders of IMG. IMG is an integrated conference, consulting and event management firm specializing in emerging information technology markets.

      A substantial majority of the purchase price has been recorded as an intangible asset on a preliminary basis and is being amortized over an estimated useful life of three years. The purchase accounting for this acquisition will be finalized at a later date not to exceed one year from the closing date of the transaction.

      The unaudited pro forma information below presents results of operations of IMG as if the acquisition occurred as of January 1, 2000. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results (in thousands, except per share amounts):

                                                             SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ----------------------
                                                            2000         2001
                                                          --------     ---------
      Revenues                                            $ 23,358     $  23,679
                                                          ========     =========

      Net loss                                            $ (9,302)    $ (30,197)
                                                          ========     =========

      Basic and diluted net loss per share                $  (0.38)    $   (1.19)
                                                          ========     =========

6.    SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

      INT Media Group barters a portion of the unsold advertising impressions generated by its network for advertising and promotion in media properties owned by Penton Media, Inc. and other third parties. In addition, INT Media Group barters portions of unsold advertising impressions for equity interests in certain of its venture funds' portfolio companies. Revenues related to barter transactions were approximately $909,000 and $1.2 million and expenses were $472,000 and $408,000, respectively, for the three months ended June 30, 2000 and 2001. Revenues related to barter transactions were approximately $1.9 million and $2.7 million and expenses were $1.1 million and $1.2 million, respectively, for the six months ended June 30, 2000 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and the accompanying notes which appear elsewhere in this filing. Statements in this Form 10-Q which are not historical facts are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which INT Media Group competes; the unpredictability of INT Media Group's future revenues (including those resulting from online advertising on INT Media Group's Web sites and related Internet media properties), expenses, cash flows and stock price; INT Media Group's investments in international and venture investments; any material change in INT Media Group's intellectual property rights; and continued growth and acceptance of the Internet and information technology. For a more detailed discussion of such risks and uncertainties, refer to INT Media Group's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

      INT Media Group is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb Network of 160 Web sites and nearly 250 e-mail newsletters that generate over 250 million page views monthly. INT Media Group events include nearly 40 offline internet.com and Intermedia Group conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, INT Media Group recently launched its CyberAtlas Research Division that publishes research reports analyzing the Internet and information technologies sectors worldwide.

      We generate revenues from the following sources:

            o advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

            o     e-commerce agreements and offerings;

            o     conferences and trade shows;

            o     permission based opt-in e-mail list rentals;

            o     paid subscription services;

            o     licensing of our editorial content and brands;

            o     online press release distribution services; and

            o     venture fund management fees

      We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by Penton Media, Inc. and other third parties. In addition, we barter portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. Revenues related to barter transactions were approximately $909,000 and $1.2 million and expenses were $472,000 and $408,000, respectively, for the three months ended June 30, 2000 and 2001. Revenues related to barter transactions were approximately $1.9 million and $2.7 million and expenses were $1.1 million and $1.2 million, respectively, for the six months ended June 30, 2000 and 2001.

      For the six months ended June 30, 2001, a majority of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period during which the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or number of times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

      Our e-commerce agreements generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. Generally, bounties and revenue sharing agreements require a monthly minimum fee from INT Media Group's customers. Revenues from these agreements are recognized in the month in which they are earned.

      Our conferences and trade shows generate revenues from attendee registrations, trade show space and from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations, trade show space and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the conferences and trade shows are held.

      Through a third-party agent, we currently offer for rental our permission based opt-in e-mail list names relating to over 270 Internet-specific topics. Members of our community of Internet users volunteer, or "opt-in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet and information technology interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

      Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SEARCHENGINEWATCH, certain sections of WALLSTREETRESEARCHNET, UNCLAIMEDDOMAINS, DOMAINBOOK.COM, THECOUNTER.COM, ASPNEWS.COM and ALERTIPO.COM, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees, which has not yet been recognized as revenue.

      Our licensing agreements vary in structure, with INT Media Group generating fixed fees, royalties or both for access to our editorial content and brands. We generally license our editorial content and brands to offline and online media companies. Revenues are recognized ratably over the period of the licensing agreements.

      Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM. We distribute e-mail based press releases to approximately 5,500 registered journalists. Revenue from this service is recorded on a per use basis and is recognized at the time of distribution.

      Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Management fees are recognized ratably over the period in which services are rendered. In addition, INT Media Group is entitled to 20% of the realized gains earned from portfolio investments, which are recognized at the time of distribution from the venture capital funds.

      From July 1995 through June 30, 2001, we made 74 acquisitions of media properties, consisting of 101 Web sites, 105 e-mail newsletters, 125 online discussion forums, 162 moderated e-mail discussion lists and 17 conferences and trade shows. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of INT Media Group's acquisitions have been accounted for as purchases. Consequently, as of June 30, 2001 we had $125.3 million of goodwill, which is being amortized over three years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 2001

      REVENUES. Revenues were approximately $12.2 million for the three months ended June 30, 2000 and approximately $10.8 million for the three months ended June 30, 2001, representing a decrease of 11%. The majority of revenues relates to advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, conferences and trade shows, permission based opt-in e-mail list rentals, paid subscription services, licensing, online press release distribution services and venture fund management fees will continue to expand and diversify our future revenue streams.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was approximately $5.5 million for the three months ended June 30, 2000 and approximately $5.4 million for the three months ended June 30, 2001, representing a decrease of 2%. This change was primarily due to a reduction of editorial and technology and operations personnel and a decrease in expenses for freelance contributors offset by expenses related to office and workforce redundancy costs. As a percentage of revenues, cost of revenues was 45% for the three months ended June 30, 2000 and 50% for the three months ended June 30, 2001.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were approximately $4.5 million for the three months ended June 30, 2000 and approximately $4.8 million for the three months ended June 30, 2001, representing a 6% increase. This change was primarily due to increased conference marketing expenses and workforce redundancy costs offset by a reduction in advertising sales personnel. As a percentage of revenues, advertising, promotion and selling expenses were 37% for the three months ended June 30, 2000 and 45% for the three months ended June 30, 2001.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were approximately $2.2 million for the three months ended June 30, 2000 and approximately $3.3 million for the three months ended June 30, 2001, representing a 48% increase. This change was primarily due to increased provision for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 18% for the three months ended June 30, 2000 and 30% for the three months ended June 30, 2001.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $487,000 for the three months ended June 30, 2000 and $646,000 for the three months ended June 30, 2001, representing a 33% increase. As a percentage of revenues, depreciation of property and equipment was 4% for the three months ended June 30, 2000 and 6% for the three months ended June 30, 2001. Amortization of intangibles was approximately $5.3 million for the three months ended June 30, 2000 and approximately $10.6 million for the three months ended June 30, 2001, representing a 99% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 44% for the three months ended June 30, 2000 and 99% for the three months ended June 30, 2001. We anticipate that our capital expenditures will increase as needed to support growth in operations, infrastructure and personnel.

      MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of losses of INT Media Group's majority-owned consolidated international subsidiaries.

      EQUITY LOSS FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET. Equity losses represent INT Media Group's net equity interests in the investments in internet.com venture funds and international joint ventures.

      GAIN (LOSS) ON INVESTMENTS, NET. Represents INT Media Group's net realized gain (loss) on investments in internet.com venture fund portfolio companies.

      INTEREST INCOME. Interest income was approximately $1.4 million for the three months ended June 30, 2000 and $259,000 for the three months ended June 30, 2001.

      PROVISION FOR INCOME TAXES. INT Media Group recorded a provision for income taxes of $54,000 for the three months ended June 30, 2000 related to foreign income tax liabilities which were recorded based upon estimated foreign tax rates.

SIX MONTHS ENDED JUNE 30, 2000 AND 2001

      REVENUES. Revenues were approximately $21.8 million for the six months ended June 30, 2000 and approximately $22.8 million for the six months ended June 30, 2001, representing an increase of 5%. Revenues relate to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements and offerings; conferences and trade shows; permission based opt-in e-mail list rentals; paid subscription services; licensing; online press release distribution services; and venture fund management fees.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure and Web site hosting. Cost of revenues was approximately $9.7 million for the six months ended June 30, 2000 and approximately $13.4 million for the six months ended June 30, 2001, representing an increase of 38%. This change was primarily due to the increased hiring of editorial, technology and operations personnel, expenses for freelance contributors and expenses related to office and workforce redundancy costs. As a percentage of revenues, cost of revenues was 45% for the six months ended June 30, 2000 and 59% for the six months ended June 30, 2001.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were approximately $8.6 million for the six months ended June 30, 2000 and approximately $10.8 million for the six months ended June 30, 2001, representing a 25% increase. This change was primarily due to increased hiring of advertising sales personnel and workforce redundancy costs. As a percentage of revenues, advertising, promotion and selling expenses were 39% for the six months ended June 30, 2000 and 47% for the six months ended June 30, 2001.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were approximately $4.1 million for the six months ended June 30, 2000 and approximately $6.0 million for the six months ended June 30, 2001, representing a 45% increase. This change was primarily due to increased provision for losses on accounts receivable and the hiring of additional personnel. As a percentage of revenues, general and administrative expenses were 19% for the six months ended June 30, 2000 and 26% for the six months ended June 30, 2001.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $869,000 for the six months ended June 30, 2000 and $1.3 million for the six months ended June 30, 2001, representing a 54% increase. As a percentage of revenues, depreciation of property and equipment was 4% for the six months ended June 30, 2000 and 6% for the six months ended June 30, 2001. Amortization of intangibles was approximately $9.7 million for the six months ended June 30, 2000 and approximately $19.8 million for the six months ended June 30, 2001, representing a 105% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 44% for the six months ended June 30, 2000 and 87% for the six months ended June 30, 2001.

      MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of losses of INT Media Group's majority-owned consolidated international subsidiaries.

      EQUITY LOSS FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET. Equity losses represent INT Media Group's net equity interests in the investments in internet.com venture funds and international joint ventures.

      GAIN (LOSS) ON INVESTMENTS, NET. Represents INT Media Group's net realized gain (loss) on investments in internet.com venture fund portfolio companies.

      INTEREST INCOME. Interest income was approximately $2.5 million for the six months ended June 30, 2000 and $975,000 for the six months ended June 30, 2001.

      PROVISION FOR INCOME TAXES. INT Media Group recorded a provision for income taxes of $99,000 for the six months ended June 30, 2000 and $2,000 for the six months ended June 30, 2001 related to foreign tax liabilities which were recorded based upon estimated foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded operations primarily with cash from proceeds from our initial and follow-on public equity offerings, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our initial public offering of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to INT Media Group aggregated approximately $43.0 million. On June 30, 1999, INT Media Group paid the outstanding balance under our line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by INT Media Group and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by INT Media Group from the follow-on offering were approximately $98.3 million. INT Media Group did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

      As of June 30, 2001, INT Media Group had total current assets of approximately $38.4 million and total current liabilities of $13.1 million, or working capital of approximately $25.3 million.

      Net cash used in operating activities was $65,000 for the six months ended June 30, 2000 and approximately $4.5 million for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2000 was primarily a result of our net losses adjusted for depreciation and amortization and an increase in accounts receivable, offset by an increase in accounts payable and accrued expenses. Net cash used in operating activities for the six months ended June 30, 2001 was primarily a result of our net losses adjusted for depreciation and amortization and a decrease in deferred revenues, offset by a decrease in accounts receivable.

      Net cash used in investing activities was approximately $30.4 million for the six months ended June 30, 2000 and approximately $27.8 million for the six months ended June 30, 2001. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

      Net cash provided by financing activities was approximately $98.4 million for the six months ended June 30, 2000 and $55,000 for the six months ended June 30, 2001. Net cash provided by financing activities for the six months ended June 30, 2000 was primarily a result of net proceeds from our follow-on public offering.

      Capital expenditures were approximately $2.4 million for the six months ended June 30, 2000 and approximately $1.7 million for the six months ended June 30, 2001. We anticipate that our capital expenditures will increase as needed to support growth in operations, infrastructure and personnel.

RECENT ACCOUNTING PRONOUNCEMENTS

            In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. INT Media Group is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not yet determined the effects of these changes on its consolidated financial position or consolidated results of operations.

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

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            For a description of material pending legal proceedings affecting the Registrant, see "Item 3. Legal Proceedings" contained in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 2.     CHANGES IN SECURITIES

            Not Applicable

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            INT Media Group's annual meeting of stockholders was held on May 24, 2001.

            The following nominees were elected as directors, each to hold office until their successor is elected and qualified, by the vote set forth below:

            NOMINEE                        FOR                 WITHHELD
            -------                        ---                 --------
            Alan M. Meckler                20,990,550          57,746
            Christopher S. Cardell         20,990,550          57,746
            Michael J. Davies              21,025,064          23,232
            Gilbert F. Bach                21,025,064          23,232
            William A. Shutzer             21,025,064          23,232

            The proposal to approve an amendment to the INT Media Group, Incorporated 1999 Stock Incentive Plan to increase the number of shares of INT Media Group common stock available for grant pursuant to the exercise of options thereunder by 4,000,000 shares was approved by the vote set forth below:

            FOR                   AGAINST                   ABSTAIN
            ---                   -------                   -------
            14,986,216            1,761,213                 2,033,732

            The proposal to approve an amendment to the internet.com Corporation Amended and Restated Certificate of Incorporation to change the name of internet.com Corporation from "internet.com Corporation" to "INT Media Group, Incorporated" was approved by the vote set forth below:

            FOR                   AGAINST                   ABSTAIN
            ---                   -------                   -------
            21,011,960            24,802                    11,534

            The proposal to approve the appointment of Arthur Andersen LLP, independent accountants, to act as independent auditors for INT Media Group for the fiscal year ending December 31, 2001 was approved by the vote set forth below:

            FOR                   AGAINST                   ABSTAIN
            ---                   -------                   -------
            21,033,162            11,535                    3,599

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

            Exhibit
            Number      Description
            --------------------------------------------------------------------
            11          Statement Regarding Computation of Per Share Earnings
                        (Loss) (included in notes to consolidated financial
                        statements)

      (b) Reports on Form 8-K

            Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001                    INT Media Group, Incorporated


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