Form 10-Q
period 2001-09-30
INT MEDIA GROUP INC
filed 2001-11-14
CIK 1083712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from ____________ to ____________

                        Commission file number: 333-76331

                          INT MEDIA GROUP, INCORPORATED
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      06-1542480
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)

       23 OLD KINGS HIGHWAY SOUTH
          DARIEN, CONNECTICUT                                  06820
----------------------------------------            ----------------------------
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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of November 12, 2001 was 25,333,077.
================================================================================

                          INT MEDIA GROUP, INCORPORATED

                                      INDEX

                                                                            PAGE
PART I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets - December 31, 2000
              and September 30, 2001                                          3

            Consolidated Statements of Operations - For the Three
              Months and Nine Months Ended September 30, 2000 and 2001        4

            Consolidated Statements of Cash Flows - For the Nine
              Months Ended September 30, 2000 and 2001                        5

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       14

PART II.    Other Information                                                15

            Signatures                                                       16

                          INT MEDIA GROUP, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                2000             2001
                                                            ------------     ------------
                                                                             (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                               $     59,979     $     25,725
    Accounts receivable, net of allowances of $2,359
      and $3,474, respectively                                    12,004            7,004
    Prepaid expenses and other                                     1,964            1,358
                                                            ------------     ------------
           Total current assets                                   73,947           34,087

 Property and equipment, net of accumulated depreciation
   of $2,787 and $4,881, respectively                              4,837            4,539
 Intangible assets, net of accumulated amortization of
   $35,282 and $44,929, respectively                              76,587            9,922
 Investments and other assets                                      6,801            3,984
                                                            ------------     ------------
           Total assets                                     $    162,172     $     52,532
                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $      2,163     $      1,295
    Accrued expenses                                               6,295            5,322
    Accrued Web site acquisition payments                         10,988            1,104
    Deferred revenues                                              2,187            2,990
                                                            ------------     ------------
         Total current liabilities                                21,633           10,711

Accrued Web site acquisition payments                              1,236              360
Deferred revenue                                                   1,820            1,138
                                                            ------------     ------------
           Total liabilities                                      24,689           12,209

Commitments and contingencies                                          -                -

Stockholders' equity
    Preferred stock, $.01 par value, 4,000,000 shares
           authorized, no shares issued and outstanding                -                -
    Common stock, $.01 par value, 75,000,000 shares
           authorized, 25,323,357 and 25,333,077 shares
           issued and outstanding at December 31, 2000
           and September 30, 2001, respectively                      253              253
    Additional paid-in capital                                   175,363          175,418
    Accumulated deficit                                          (38,112)        (135,322)
    Accumulated other comprehensive loss                             (21)             (26)
                                                            ------------     ------------
        Total stockholders' equity                               137,483           40,323
                                                            ------------     ------------
        Total liabilities and stockholders' equity          $    162,172     $     52,532
                                                            ============     ============

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -----------------------------     -----------------------------
                                                                2000             2001             2000             2001
                                                            ------------     ------------     ------------     ------------
Revenues                                                    $     14,717     $     10,282     $     36,523     $     33,078
Cost of revenues                                                   6,334            4,360           16,058           17,765
                                                            ------------     ------------     ------------     ------------

Gross profit                                                       8,383            5,922           20,465           15,313
                                                            ------------     ------------     ------------     ------------
Operating expenses:
     Advertising, promotion and selling                            4,835            3,972           13,416           14,731
     General and administrative                                    2,563            3,173            6,702            9,167
     Depreciation                                                    578              704            1,446            2,046
     Amortization                                                  6,712           10,683           16,377           30,509
     Impairment of intangibles                                         -           53,897                -           53,897
                                                            ------------     ------------     ------------     ------------
Total operating expenses                                          14,688           72,429           37,941          110,350
                                                            ------------     ------------     ------------     ------------

Operating loss                                                    (6,305)         (66,507)         (17,476)         (95,037)

Minority interests                                                    88               11              230               95
Equity losses from international and venture fund
  investments, net                                                  (566)            (777)            (665)          (1,997)
Loss on investments, net                                            (157)          (1,115)             (85)          (1,482)
Interest income                                                    1,199              238            3,675            1,213
                                                            ------------     ------------     ------------     ------------

Loss before income taxes                                          (5,741)         (68,150)         (14,321)         (97,208)
Provision for income taxes                                            49                -              148                2
                                                            ------------     ------------     ------------     ------------
Net loss                                                    $     (5,790)    $    (68,150)    $    (14,469)    $    (97,210)
                                                            ============     ============     ============     ============

Basic and diluted net loss per share                        $      (0.23)    $      (2.69)    $      (0.58)    $      (3.84)
                                                            ============     ============     ============     ============
Weighted average number of common shares outstanding              25,143           25,333           24,904           25,333
                                                            ============     ============     ============     ============

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                            -----------------------------
                                                                2000             2001
                                                            ------------     ------------
Cash flows from operating activities:
    Net loss                                                $    (14,469)    $    (97,210)
    Adjustments to reconcile net cash provided by
     (used in) operating activities-
       Depreciation and amortization                              17,823           32,555
       Impairment of intangibles                                       -           53,897
       Provision for losses on accounts receivable                 1,262            2,874
       Minority interests                                           (230)             (95)
       Equity losses from international and venture
         fund investments, net                                       665            1,997
       Loss on investments, net                                       85            1,482
    Changes in assets and liabilities -
       Accounts receivable, net                                   (7,610)           2,389
       Prepaid expenses and other                                 (1,355)             391
       Accounts payable and accrued expenses                       3,453           (2,238)
       Deferred revenues                                             814           (1,212)
                                                            ------------     ------------
           Net cash provided by (used in) operating
             activities                                              438           (5,170)
                                                            ------------     ------------
Cash flows from investing activities:
    Additions to property and equipment                           (2,808)          (1,787)
    Acquisitions of Web sites, related Internet media
      properties and other                                       (40,918)         (26,526)
    Investments in internet.com venture funds and other           (5,382)            (827)
                                                            ------------     ------------
           Net cash used in investing activities                 (49,108)         (29,140)
                                                            ------------     ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net                   98,330                -
    Proceeds from exercise of stock options                          304               55
                                                            ------------     ------------
           Net cash provided by financing activities              98,634               55
                                                            ------------     ------------

Effect of exchange rates on cash                                       5                1
                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents              49,969          (34,254)
Cash and cash equivalents, beginning of period                    17,943           59,979
                                                            ------------     ------------
Cash and cash equivalents, end of period                    $     67,912     $     25,725
                                                            ============     ============
Supplemental disclosures of cash flow:
    Cash paid for interest                                  $          -     $          -
                                                            ============     ============
    Cash paid for income taxes                              $         25     $         38
                                                            ============     ============

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


1.     THE COMPANY

       On May 24, 2001, internet.com Corporation received approval at its annual meeting of stockholders to change its name from internet.com Corporation to INT Media Group, Incorporated. INT Media Group is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb Network of 160 Web sites and nearly 225 e-mail newsletters that generate 225 million page views monthly. INT Media Group events include nearly 40 offline internet.com and Intermedia Group conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, INT Media Group recently launched its CyberAtlas Research Division that publishes research reports analyzing the Internet and information technologies sectors worldwide.

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

3.     RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. INT Media Group is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effects of these changes on its consolidated financial position or consolidated results of operations.

       Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. INT Media Group's management does not expect the adoption of SFAS No. 143 to have a material impact on INT Media Group's financial results.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. INT Media Group's management does not expect the adoption of SFAS No. 144 to have a material impact on INT Media Group's financial results.

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

       Computations of basic and diluted net loss per share for the three and nine months ended September 30, 2000 and 2001 are as follows (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                              -----------------------   -----------------------
                                                 2000         2001         2000         2001
                                              ----------   ----------   ----------   ----------
       Numerator: Net loss                    $   (5,790)  $  (68,150)  $  (14,469)  $  (97,210)

       Denominator: Weighted average
         shares outstanding                       25,143       25,333       24,904       25,333
                                              ----------   ----------   ----------   ----------

       Basic and diluted net loss per share   $    (0.23)  $    (2.69)  $    (0.58)  $    (3.84)
                                              ==========   ==========   ==========   ==========

5.     ACQUISITIONS

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

                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              -----------------------
                                                 2000         2001
                                              ----------   ----------

       Revenues                               $   41,179   $   33,961
                                              ==========   ==========
       Net loss                               $  (16,322)  $  (99,843)
                                              ==========   ==========
       Basic and diluted net loss per share   $    (0.66)  $    (3.94)
                                              ==========   ==========

6.     IMPAIRMENT OF INTANGIBLES

       In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", an impairment review is performed whenever events or circumstances indicate that the carrying value of long-lived assets, including goodwill, may not be recoverable. Certain factors that INT Media Group considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant negative industry or economic trends.

       The carrying value of long-lived assets, including goodwill, is considered to be impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is generally determined using the anticipated cash flows discounted at a rate commensurate with the risk involved.

       During the third quarter of 2001, INT Media Group determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired. As a result of this determination, INT Media Group has recorded a non-cash charge of approximately $54.0 million.

7.     SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

       INT Media Group barters a portion of the unsold advertising impressions generated by its network for advertising and promotion in media properties owned by other third parties. In addition, INT Media Group barters portions of unsold advertising impressions for equity interests in certain of its venture funds' portfolio companies. Revenues related to barter transactions were approximately $1.2 million and $1.6 million and expenses were $565,000 and $1.1 million, respectively, for the three months ended September 30, 2000 and 2001. Revenues related to barter transactions were approximately $3.1 million and $4.3 million and expenses were $1.7 million and $2.4 million, respectively, for the nine months ended September 30, 2000 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with our financial statements and the accompanying notes which appear elsewhere in this filing. Statements in this Form 10-Q which are not historical facts are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which INT Media Group competes; the unpredictability of INT Media Group's future revenues (including those resulting from online advertising on INT Media Group's Web sites and related Internet media properties), expenses, cash flows and stock price; INT Media Group's investments in international and venture investments; any material change in INT Media Group's intellectual property rights; and continued growth and acceptance of the Internet and information technology. For a more detailed discussion of such risks and uncertainties, refer to INT Media Group's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

       INT Media Group is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb Network of 160 Web sites and nearly 225 e-mail newsletters that generate 225 million page views monthly. INT Media Group events include nearly 40 offline internet.com and Intermedia Group conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, INT Media Group recently launched its CyberAtlas Research Division that publishes research reports analyzing the Internet and information technologies sectors worldwide.


       We generate revenues from the following sources:

       o advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
       o    e-commerce agreements and offerings;
       o    conferences and trade shows;
       o    permission based opt-in e-mail list rentals;
       o    paid subscription services;
       o    research reports;
       o    licensing of our editorial content and brands;
       o    online press release distribution services; and
       o    venture fund management fees

       We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by other third parties. In addition, we barter portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. Revenues related to barter transactions were approximately $1.2 million and $1.6 million and expenses were $565,000 and $1.1 million, respectively, for the three months ended September 30, 2000 and 2001. Revenues related to barter transactions were approximately $3.1 million and $4.3 million and expenses were $1.7 million and $2.4 million, respectively, for the nine months ended September 30, 2000 and 2001.

       For the nine months ended September 30, 2001, a majority of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period during which the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable.

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

       We currently offer for rental our permission based opt-in e-mail list names relating to 273 Internet-specific topics. Members of our community of Internet users volunteer, or "opt-in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet and information technology interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

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

       Through our CyberAtlas Research Division, we publish and sell research reports that analyze the Internet and information technologies sectors worldwide. Revenues are recognized upon delivery of the reports to the purchasers.

       Our licensing agreements vary in structure, with INT Media Group generating fixed fees, royalties or both for access to our editorial content and brands. We generally license our editorial content and brands to offline and online media companies. Revenues are recognized ratably over the period of the licensing agreements.

       Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM. We distribute e-mail based press releases to approximately 5,800 registered journalists. Revenue from this service is recorded on a per use basis and is recognized at the time of distribution.

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

       From July 1995 through September 30, 2001, we made 74 acquisitions of media properties, consisting of 101 Web sites, 105 e-mail newsletters, 125 online discussion forums, 162 moderated e-mail discussion lists and 17 conferences and trade shows. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of INT Media Group's acquisitions have been accounted for as purchases. Consequently, as of September 30, 2001 we had $51.6 million of goodwill, which is being amortized over three years.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

       REVENUES. Revenues were approximately $14.7 million for the three months ended September 30, 2000 and approximately $10.3 million for the three months ended September 30, 2001, representing a decrease of 30%. The majority of revenues relates to advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, conferences and trade shows, permission based opt-in e-mail list rentals, paid subscription services, research reports, licensing, online press release distribution services and venture fund management fees will continue to expand and diversify our future revenue streams.

       COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was approximately $6.3 million for the three months ended September 30, 2000 and approximately $4.4 million for the three months ended September 30, 2001, representing a decrease of 31%. This change was primarily due to a reduction of editorial, technology and operations personnel and a decrease in expenses for freelance contributors, partially offset by office and workforce redundancy costs. As a percentage of revenues, cost of revenues was 43% for the three months ended September 30, 2000 and 42% for the three months ended September 30, 2001.

       ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were approximately $4.8 million for the three months ended September 30, 2000 and approximately $4.0 million for the three months ended September 30, 2001, representing an 18% decrease. This change was primarily due to a reduction in advertising sales personnel offset by conference marketing expenses and workforce redundancy costs. As a percentage of revenues, advertising, promotion and selling expenses were 33% for the three months ended September 30, 2000 and 39% for the three months ended September 30, 2001.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were approximately $2.6 million for the three months ended September 30, 2000 and approximately $3.2 million for the three months ended September 30, 2001, representing a 24% increase. This change was primarily due to increased provision for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 17% for the three months ended September 30, 2000 and 31% for the three months ended September 30, 2001.

       DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $578,000 for the three months ended September 30, 2000 and $704,000 for the three months ended September 30, 2001, representing a 22% increase. As a percentage of revenues, depreciation of property and equipment was 4% for the three months ended September 30, 2000 and 7% for the three months ended September 30, 2001. Amortization of intangibles was approximately $6.7 million for the three months ended September 30, 2000 and approximately $10.7 million for the three months ended September 30, 2001, representing a 59% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 46% for the three months ended September 30, 2000 and 104% for the three months ended September 30, 2001.

       IMPAIRMENT OF INTANGIBLES. INT Media Group recorded a non-cash charge of approximately $54.0 million for the three months ended September 30, 2001 related to the impairment of intangibles.

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

       LOSS ON INVESTMENTS, NET. Represents INT Media Group's net realized loss on investments in internet.com venture fund portfolio companies.

       INTEREST INCOME. Interest income was approximately $1.2 million for the three months ended September 30, 2000 and $238,000 for the three months ended September 30, 2001.

       PROVISION FOR INCOME TAXES. INT Media Group recorded a provision for income taxes of $49,000 for the three months ended September 30, 2000 related to foreign income tax liabilities which were recorded based upon estimated foreign tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

       REVENUES. Revenues were approximately $36.5 million for the nine months ended September 30, 2000 and approximately $33.1 million for the nine months ended September 30, 2001, representing an increase of 9%. Revenues relate to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists, e-commerce agreements and offerings, conferences and trade shows, permission based opt-in e-mail list rentals, paid subscription services, research reports, licensing, online press release distribution services and venture fund management fees.

       COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was approximately $16.1 million for the nine months ended September 30, 2000 and approximately $17.8 million for the nine months ended September 30, 2001, representing an increase of 11%. This change was primarily due to the increased hiring of editorial, technology and operations personnel, expenses for freelance contributors and office and workforce redundancy costs. As a percentage of revenues, cost of revenues was 44% for the nine months ended September 30, 2000 and 54% for the nine months ended September 30, 2001.

       ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were approximately $13.4 million for the nine months ended September 30, 2000 and approximately $14.7 million for the nine months ended September 30, 2001, representing a 10% increase. This change was primarily due to increased hiring of advertising sales personnel, conference marketing expenses and workforce redundancy costs. As a percentage of revenues, advertising, promotion and selling expenses were 37% for the nine months ended September 30, 2000 and 45% for the nine months ended September 30, 2001.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were approximately $6.7 million for the nine months ended September 30, 2000 and approximately $9.2 million for the nine months ended September 30, 2001, representing a 37% increase. This change was primarily due to increased provision for losses on accounts receivable and the hiring of additional personnel. As a percentage of revenues, general and administrative expenses were 18% for the nine months ended September 30, 2000 and 28% for the nine months ended September 30, 2001.

       DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $1.4 million for the nine months ended September 30, 2000 and $2.0 million for the nine months ended September 30, 2001, representing a 41% increase. As a percentage of revenues, depreciation of property and equipment was 4% for the nine months ended September 30, 2000 and 6% for the nine months ended September 30, 2001. Amortization of intangibles was approximately $16.4 million for the nine months ended September 30, 2000 and approximately $30.5 million for the nine months ended September 30, 2001, representing an 86% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 45% for the nine months ended September 30, 2000 and 92% for the nine months ended September 30, 2001.

       IMPAIRMENT OF INTANGIBLES. INT Media Group recorded a non-cash charge of approximately $54.0 million for the nine months ended September 30, 2001 related to the impairment of intangibles.

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

       LOSS ON INVESTMENTS, NET. Represents INT Media Group's net realized loss on investments in internet.com venture fund portfolio companies.

       INTEREST INCOME. Interest income was approximately $3.7 million for the nine months ended September 30, 2000 and $1.2 million for the nine months ended September 30, 2001.

       PROVISION FOR INCOME TAXES. INT Media Group recorded a provision for income taxes of $148,000 for the nine months ended September 30, 2000 and $2,000 for the nine months ended September 30, 2001 related to foreign tax liabilities which were recorded based upon estimated foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, we have funded operations primarily with cash from proceeds from our initial and follow-on public equity offerings, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On September 25, 1999, we completed our initial public offering of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to INT Media Group aggregated approximately $43.0 million. On September 30, 1999, INT Media Group paid the outstanding balance under our line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by INT Media Group and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by INT Media Group from the follow-on offering were approximately $98.3 million. INT Media Group did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

       As of September 30, 2001, INT Media Group had total current assets of approximately $34.1 million and total current liabilities of $10.7 million, or working capital of approximately $23.4 million.

       Net cash provided by operating activities was $438,000 for the nine months ended September 30, 2000 and net cash used in operating activities was approximately $5.2 million for the nine months ended September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2000 was primarily a result of a decrease in our net losses adjusted for depreciation and amortization and an increase in accounts payable, offset by an increase in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2001 was primarily a result of our net losses adjusted for depreciation, amortization and impairment of intangibles, and decreases in accounts payable and deferred revenues, offset by a decrease in accounts receivable.

       Net cash used in investing activities was approximately $49.1 million for the nine months ended September 30, 2000 and approximately $29.1 million for the nine months ended September 30, 2001. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

       Net cash provided by financing activities was approximately $98.6 million for the nine months ended September 30, 2000 and $55,000 for the nine months ended September 30, 2001. Net cash provided by financing activities for the nine months ended September 30, 2000 was primarily a result of net proceeds from our follow-on public offering.

       Capital expenditures were approximately $2.8 million for the nine months ended September 30, 2000 and approximately $1.8 million for the nine months ended September 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. INT Media Group is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effects of these changes on its consolidated financial position or consolidated results of operations.

       Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. INT Media Group's management does not expect the adoption of SFAS No. 143 to have a material impact on INT Media Group's financial results.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after June 15, 2002. INT Media Group's management does not expect the adoption of SFAS No. 144 to have a material impact on INT Media Group's financial results.

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

                Exhibit Number    Description
                --------------    ----------------------------------------------
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


Dated:  November 14, 2001                 INT Media Group, Incorporated



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