Form 10-K
period 2001-12-31
INT MEDIA GROUP INC
filed 2002-03-29
CIK 1083712

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                       Commission file number: 333-76331

                          INT MEDIA GROUP, INCORPORATED
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                   06-1542480
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

     23 OLD KINGS HIGHWAY SOUTH                          06820
        DARIEN, CONNECTICUT                           (Zip Code)
(Address of principal executive offices)

                                 (203) 662-2800
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b)
OF THE ACT:                                     NONE
SECURITIES REGISTERED UNDER SECTION 12(g)
OF THE ACT:                                     COMMON STOCK $.01 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

    The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 25, 2002, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $79,545,861.

    The number of shares of the outstanding registrant's Common Stock as of March 25, 2002, was 25,333,077.

    Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2002 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

                          INT MEDIA GROUP, INCORPORATED

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
Part I
Item 1.    Business                                                                            3
Item 2.    Properties                                                                         16
Item 3.    Legal Proceedings                                                                  16
Item 4.    Submission of Matters to a Vote of Security Holders                                16

Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters              17
Item 6.    Selected Financial Data                                                            18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                       19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                         27
Item 8.    Financial Statements and Supplementary Data                                        28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                       47

Part III
Item 10.   Directors and Executive Officers of the Registrant                                 48
Item 11.   Executive Compensation                                                             48
Item 12.   Security Ownership of Certain Beneficial Owners and Management                     48
Item 13.   Certain Relationships and Related Transactions                                     48

Part IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                    49
           Signatures                                                                         51

    "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which INT Media Group competes; the unpredictability of INT Media Group's future revenues (including those resulting from online advertising on INT Media Group's Web sites and related Internet media properties), expenses, cash flows and stock price; INT Media Group's investments in international and venture investments; any material change in INT Media Group's intellectual property rights; and continued growth and acceptance of the Internet and information technology. For a more detailed discussion of such risks and uncertainties, refer to INT Media Group's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and INT Media Group assumes no obligation to update the forward-looking statements after the date hereof.

PART I

ITEM 1. BUSINESS

INTRODUCTION

    INT Media Group owns and operates the internet.com and EarthWeb.com network of over 150 Web sites and related Internet media properties, (as of February 28, 2002), focused solely on the Internet industry and information technology ("IT"). In addition to over 150 Web sites, our network includes over 200 e-mail newsletters, which are periodical publications delivered by electronic mail; over 400 online discussion forums, which are electronic message centers where members of specific interest groups review messages left by others and leave their own messages; and over 70 moderated e-mail discussion lists, which are similar to online discussion forums, except that members' messages are transmitted and received by e-mail broadcast. Our network is organized into 16 subject areas, or vertical content channels. These vertical content channels serve our Internet users, which include Internet industry and information technology professionals, Web developers and experienced Internet users. Our INT Media Events Division also produces nearly 40 offline conferences and trade shows on Internet and IT-specific topics that are aligned with our network of Web sites and e-mail newsletters. In addition, our INT Media Research Division publishes research reports analyzing the Internet and information technologies worldwide. We provide our audience, or community of Internet users, with the following resources:

    -  real-time Internet industry            -  archives of definitive industry
       and IT news                               publications

    -  market information about emerging      -  discussion forums
       products and technologies

    -  tutorials, training and skills         -  software downloads
       development

    -  buyer's guides and products reviews    -  expert advice

    -  Internet and IT market research        -  Internet and IT conferences and
                                                 trade shows

    We also provide advertisers and vendors with a means through which they can reach our community of Internet industry and information technology professionals, many of whom either make or influence Internet and IT purchasing decisions. We have had over 2,500 advertisers and exhibitors on our network and at our conferences and trade shows.

    We have rapidly built a network of Internet media properties through internal development and acquisitions. We have experience identifying, evaluating, acquiring and integrating Internet media properties that are complementary to our content offerings and services. From July 1995 through February 28, 2002, we made 73 acquisitions of Internet media properties, consisting of 102 Web sites, 107 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists.

    In January 2002, there were over 20 million unique visitors to our network of Web sites that generated over 240 million page views. We distributed over 31 million copies of our e-mail newsletters to over 5 million subscribers in January 2002. We also distributed over 41 million messages to more than 70,000 moderated e-mail discussion list subscribers in January 2002.

    Our objective is to maintain and strengthen our position as a provider of business information focused on the Internet industry and information technology. We intend to achieve this objective by continuing to execute the following strategies:

      -  increase our proprietary content offerings and services;

      -  expand revenue opportunities;

      -  grow through targeted acquisitions;

      -  enhance worldwide brand recognition; and

      -  increase our international presence.

    Prior to the acquisition of Mecklermedia Corporation by Penton Media, Inc. ("Penton Media") in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia. Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering the Internet industry and information technology. In connection with this acquisition, Penton Media determined that Mecklermedia's Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer, purchased an 80.1% interest in INT Media Group LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of March 15, 2002, Mr. Meckler beneficially owned approximately 53.5% of our outstanding common stock.

    INT Media Group, Incorporated was incorporated on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999. On May 24, 2001, internet.com Corporation received approval at its annual meeting of stockholders to change its name from internet.com Corporation to INT Media Group, Incorporated. Our principal executive offices are located at 23 Old Kings Highway South, Darien, Connecticut 06820 and our telephone number is (203) 662-2800.

INDUSTRY BACKGROUND

    The Internet has emerged as a global distribution network for real-time news, resources and product and service information, an environment for online communities and a marketplace in which commerce is conducted. International Data Corporation (IDC) estimates that the number of Internet users will grow from 500 million in 2001 to 1.0 billion in 2005. The Business-to-Business (B2B) Internet market is projected to experience rapid growth with notable research firms forecasting trillion dollar markets for worldwide B2B e-commerce by the end of 2004 as businesses increasingly realize that e-commerce technologies offer enormous potential for streamlining purchasing, sales and other transactions. eMarketer charts the 2001 B2B e-commerce market at $450 million with five-fold growth to $2.7 trillion by 2004. IDC forecasts the 2004 market at $2.2 trillion worldwide, while other analyst firms are even more bullish with Forrester predicting $6.3 trillion and Gartner Group $7.9 trillion. With the lines between the Internet and IT markets becoming less distinct each day, another critical indicator to gauge market growth is IT spending, which undoubtedly is driven by Internet/e-commerce initiatives. Gartner/Dataquest projects a robust future for Worldwide IT with spending levels reaching $4.3 trillion in 2005, up 60% from $2.7 trillion in 2001.

    To best exploit the growth of the Internet and information technology, businesses must stay abreast of Internet-related technologies and products as well as develop and maintain the skills necessary to utilize these technologies and products. A broader set of executive management and business professionals is increasingly participating in Internet and information technology implementation decisions with information technology professionals. As a result, Internet and IT-related topics need to be addressed from a variety of business and technology perspectives to effectively communicate the value of deploying and integrating Internet and information technologies.

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

THE INT MEDIA GROUP SOLUTION

    We provide our community of Internet users with a wide variety of content offerings and services to aid them in their daily work and purchasing decisions. Our solution addresses the needs of three constituencies - Internet users, advertisers and vendors.

BENEFITS FOR OUR COMMUNITY OF INTERNET USERS

    CONTENT. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides Internet and IT news and information, which is updated on a daily basis. This Internet and IT news and information help our community of Internet users to enhance their job performance by providing them with up-to-date information and resources about the Internet industry and information technology. Our network consists of proprietary content as well as services for the Internet industry and information technology, including:

      -  news;

      -  analysis;

      -  tutorials, training and skills development;

      -  market information about emerging products and technologies;

      -  buyers' guides and product reviews;

      -  Internet and IT market research; and

      -  expert advice.

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

    COMMUNITY. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides our community of Internet users the ability to discuss and solve technical problems and share information by contributing materials and communicating with each other. Users submit and share software code and development tools that are then published and archived on our network. We believe that creating a sense of community through these services fosters loyalty and affinity among our community of Internet users and increases the amount of time they spend using our services. These services include:

    - ONLINE DISCUSSION FORUMS. We offer over 400 online discussion forums, categorized by vertical content areas for the Internet industry and information technology, that enable users to share information and resources in order to help each other solve technical problems. We archive these online discussion forums, creating an online knowledge repository for future reference.

    - MODERATED E-MAIL DISCUSSION LISTS. We offer over 70 moderated e-mail discussion lists, which have over 70,000 subscribers. These lists, which are moderated by skilled INT Media Group personnel, are categorized by subject or vertical content areas for the Internet industry and information technology and enable subscribers to conveniently share information and resources and solve technical problems.

    - QUESTION AND ANSWER SERVICES. We offer question and answer services that enable users to submit technical questions related to the Internet industry and information technology as well as our content offerings and services. Answers from skilled INT Media Group personnel are published online in searchable formats.

    - TECHNICAL JOB LISTINGS. Through jobs.internet.com and in conjunction with a commerce agreement with Dice Inc., we provide our community of Internet users with access to Internet industry and information technology job openings. These job openings can be searched by job type, salary range and geographic location.

    COMMERCE. Our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists provides our community of Internet users the ability to evaluate, compare and purchase Internet and IT-related products and services provided by e-commerce vendors. We receive either fixed fees for advertising, bounties for new customers or revenue sharing of 10% to 50% of the sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. Through INT Media Research, we publish research reports analyzing the Internet and information technology sectors worldwide. Through Allnetresearch.com, we sell paid research reports offered by over 90 third party publishers. Through LinuxCentral.com and BSDCentral.com we sell hardware, software and other products geared for the Linux and Open Source community. Through our Career Channel, we offer paid job listings that can be searched by job type, salary range and geographic location. These commerce offerings provide our users with access to the following goods and services, among others:

       -  domain name registrations;

       -  software and hardware;

       -  technical books and training materials;

       -  Internet and IT research reports;

       -  employment classifieds;

       -  opt-in e-mail list brokerage;

       -  online press release distribution;

       -  Web site hosting services;

       -  Web site security services; and

       -  business to business product and services exchange.

BENEFITS FOR ADVERTISERS AND VENDORS

    We provide advertisers and vendors with targeted channels to reach our highly focused community of Internet users, 84% of whom either make or influence purchasing decisions, according to a survey we commissioned from Informative LLC. We believe that our Internet users represent a large and targeted online community of Internet industry and information technology professionals, Web developers and experienced Internet users. We believe our advertisers and vendors can enhance the effectiveness of their advertising by customizing advertisements and placing them on targeted channels and pages on our network. We also provide vendors with a much needed distribution channel and the ability to focus their marketing efforts in a cost effective manner.

    Our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists attract a focused community of business and professional Internet users, as compared to more broadly focused Web sites. According to a survey we commissioned from Informative LLC, which was conducted from January 2002 through March 2002, some key demographics of our community of Internet users include:

      - 84% are involved in purchasing Internet and information technology products and services for their companies and organizations, including hardware, software, networking and Internet access;

      -  81% purchased products online within the past six months;

      - 57% have Internet technology or information technology job titles; another 28% are in corporate management;

      -  the average annual household income of the group exceeds $68,000;

      -  65% are in the desirable 25-44 age group; and

      -  59% have at least one college degree.

OUR BUSINESS STRATEGY

    Our objective is to maintain and strengthen our position as a provider of business information focused solely on the Internet industry and information technology. We intend to achieve this objective by continuing to execute the following key strategies:

    INCREASE OUR PROPRIETARY CONTENT OFFERINGS AND SERVICES. We will strengthen our existing content offerings and services by continuing to improve our proprietary content available for our community of Internet users. Our editorial team, comprised of over 60 employees and over 100 freelance contributors as of February 28, 2002, creates proprietary content for our network on a daily basis. We will continue to identify emerging topics of interest and then create and aggregate content for those topics through internal development and acquisitions of additional Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.

    EXPAND REVENUE OPPORTUNITIES. For the year ended December 31, 2001, a majority of our revenues were derived from advertising. We are continuing to develop additional revenue sources, including e-commerce agreements and offerings; conferences and trade shows; permission based opt-in e-mail list rentals; paid subscription services; research reports; postal list rentals; content and brand licensing; online press release distribution services; and venture fund management fees. See "Revenue Opportunities."

    GROW THROUGH TARGETED ACQUISITIONS. From July 1995 through February 28, 2002, we made 73 acquisitions, which included 102 Web sites, 107 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. We may also acquire Internet media properties to obtain valuable brands, expertise or access to new users, advertisers and vendors. We believe that by acquiring Internet media properties, we can integrate them into our network and improve their traffic and revenue results. In addition, we believe that acquiring Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists generally has increased the overall traffic on our existing network. We intend to use the experience gained from our numerous acquisitions in order to identify, evaluate, acquire and integrate Web sites and other media properties, which are complementary to our network.

    ENHANCE WORLDWIDE BRAND RECOGNITION. We will continue to expand the combination of online and offline advertising and promotional campaigns to enhance the recognition of internet.com and our other brands. We intend to continue to promote the internet.com brand as a leading source of online content focused on the Internet industry. In addition, we will continue to promote our branded Internet services, such as EarthWeb.com, SearchEngineWatch.com, Web Developer.com and ClickZ.com under the internet.com and EarthWeb.com network through online and offline advertising and other promotional activities. We also provide access to limited versions of our editorial content to others at no charge to promote our brands and generate traffic. Our marketing and branding campaigns are designed to increase overall brand awareness. This increased brand awareness will help drive additional traffic to our network and create additional advertising impressions, which in turn will create additional advertising, e-commerce and other revenue opportunities. As a result, this growth in user traffic should make our network more valuable to advertisers and vendors. Our marketing and branding campaigns will reinforce to users, advertisers and vendors that the internet.com brand represents technical competence, comprehensiveness, timeliness and objectivity.

    INCREASE OUR INTERNATIONAL PRESENCE. The Internet is also rapidly growing internationally and we intend to utilize our experience to continue to develop and acquire Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists with an international focus in order to expand our global presence. We have launched internet.com country and regional Web sites for Asia, Australia Germany, Japan, Korea and Turkey. These international editions are produced by our employees, freelance contributors and, in some cases, licensees in the geographic areas they serve and provide daily Internet and information technology news from the country or region in either English or the primary language.

REVENUE OPPORTUNITIES

    ADVERTISING. For the year ended December 31, 2001, a majority of our revenues were generated from advertising on our Web sites, online discussion forums, e-mail newsletters and moderated e-mail discussion lists. These media properties are also expected to contribute to increased advertising revenues in the future.

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

    We also provide our user community with various e-commerce offerings. Through INT Media Research, we publish research reports analyzing the Internet and information technologies sectors worldwide. Through Allnetresearch.com, we sell paid research reports offered by over 90 third party publishers. Through LinuxCentral.com and BSDCentral.com, we sell hardware, software and other products geared for the Linux and Open Source community. Through our CAREERS CHANNEL, we offer paid job listings that can be searched by job type, salary range and geographic location.

    CONFERENCES AND TRADE SHOWS. Through our INT Media Events Division, we offer conferences and trade shows focused on Internet and IT-specific topics that are of interest to our community of Internet users. We are able to efficiently promote these conferences and trade shows through our network. We generate revenues from attendee registrations, exhibition space and advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations, exhibition space and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the conferences and trade shows are held.

    PERMISSION BASED OPT-IN E-MAIL LIST RENTALS. We currently offer for rental our permission based opt-in e-mail list names relating to over 270 Internet and IT-specific topics. Members of our community of Internet users volunteer, or "opt-in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names.

    PAID SUBSCRIPTION SERVICES. Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, WinDrivers.com,
WallStreetResearchNet.com, UnclaimedDomains.com, DomainBook.com, AlertIPO.com and

NanotechPlanet.com, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees, which has not yet been recognized as revenue.

    RESEARCH REPORTS. Through our INT Media Research Division, we publish and sell research reports that analyze the Internet and information technology sectors worldwide. Revenues are recognized upon delivery of the reports to the purchasers.

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

    ONLINE PRESS RELEASE DISTRIBUTION SERVICES. Through InternetNewsBureau.com, we provide paid e-mail based press release distribution services. These press releases are e-mailed to over 5,900 registered journalists.

    VENTURE FUND MANAGEMENT FEES. We are the portfolio manager of internet.com Venture Fund I LLC, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, a $75.0 million venture fund formed in January 2000, all of which invest in early-stage content-based Internet properties that are not competitive with INT Media Group. We earn management fees for the day-to-day operation and general management of the funds. We are also entitled to 20% of the realized gains on investments made by these funds. We invested $700,000 in the initial fund and $1.8 million in the second fund, which are now fully invested. We committed $10.4 million in the third fund, of which $3.1 million has been invested as of December 31, 2001. The remaining $4.3 million in the initial fund, $13.2 million in the second fund and $64.6 million in the third fund were invested or committed by third party investors.

CONTENT OFFERINGS AND SERVICES

    We offer a broad range of content offerings and services to serve the needs of our community of Internet users for content, community and commerce, as well as the needs of advertisers and vendors in targeting our community of Internet users. Our network is organized into the following 16 vertical content categories, or channels:

    - INTERNETNEWS CHANNEL - Provides real-time coverage of Internet industry and information technology news events from around the world. Our staff of 13 analysts and journalists file approximately 35 original items daily in the following vertical Internet news categories: business, finance, Internet service provider, or ISP, Web developer, E-commerce, Internet advertising, wireless, network infrastructure and Internet stocks. We enhance our original coverage of Internet industry and IT news events through an agreement with Comtex News Network to carry selected Internet news items.

    - INTERNET TECHNOLOGY CHANNEL - Provides access to Internet news, analyses, tutorials, reviews and resource guides to help our users integrate evolving Internet technologies. Internet media properties in the Internet Technology Channel cover many topics, including corporate intranet implementation, Web servers and Internet and information technology products.

    - WEB DEVELOPER CHANNEL - Provides our users who are responsible for building and maintaining Web sites with communication services and the latest information and trends for Web site development. We provide tutorials, applets and script downloads and online resource directories to Web developers. In addition, we provide community-building resources through online discussion forums, frequently asked questions and moderated e-mail discussion lists.

    - ECOMMERCE/MARKETING CHANNEL - Provides Internet marketers and e-commerce professionals with information resources, market research and sales and marketing techniques. This channel includes tutorials for gaining better placement in search engines, summaries of the latest Internet market research and information about Internet advertising and promotion.

    - INTERNET RESOURCES CHANNEL - Provides access to subscription services to our e-mail newsletters, information about Internet and IT industry events, nanotechnology news and information, and other Internet resources.

    - ASP RESOURCES CHANNEL. - Provides news, analysis, commentary and community interaction to help Application Service Provider ("ASP") professionals do their jobs and buy products and services more efficiently.

    - ISP RESOURCES CHANNEL - Provides information for professionals in the Internet Service Provider ("ISP") and Competitive Local Exchange Carrier ("CLEC") industries, including ISP-Planet.com, CLEC-Planet.com and ISP-Lists.com, a collection of 33 e-mail discussion lists used by more than 48,000 professionals in the ISP industry to communicate with their colleagues.

    - INTERNET INVESTING CHANNEL - Provides stock and financial news, information and analysis about Internet companies. This channel includes the Internet Stock Report, which includes daily analysis of Internet stocks; ISDEX, The Internet Stock Index, a proprietary index of 50 publicly traded Internet stocks; Alert-IPO.com, a subscription service reporting on the market for initial public offerings, WSRN.com (Wall Street Research Net), a subscription service offering financial reports for investors, and VCBuzz.com, an information resource for venture capitalists.

    - INTERNATIONAL CHANNEL - Provides Internet and IT news and information for specific countries or regions including Asia, Australia, Germany, Japan, Korea and Turkey.

    - DOWNLOAD CHANNEL - Helps experienced Internet users evaluate and retrieve freeware and shareware software in a variety of categories including business, developer, utilities, multimedia and games.

    - LINUX/OPEN SOURCE CHANNEL - Provides news, tutorials, information resources and e-commerce services for technology professionals implementing and maintaining Linux and/or open source technologies.

    - INTERNET LISTS CHANNEL - A collection of Web-based directories that allow users to find and evaluate ISPs, ASPs, Web design firms, trade shows and online casinos.

    - WINDOWS INTERNET TECHNOLOGY CHANNEL - Provides news, tutorials, and information resources for technology professionals implementing and maintaining Internet and intranet applications using Microsoft Corporation technologies including Windows Active Server Pages and Back Office.

    - WIRELESS INTERNET CHANNEL - Provides comprehensive coverage of the technologies, services and products for users of wireless networks (including Wi-Fi and 802.11), Personal Digital Assistants (PDAs), wireless communicators (such as RIM Blackberry) as well as daily coverage of innovative products and services for mobile Internet use.

    - EARTHWEB CHANNEL - Provides a comprehensive set of solutions to a broad range of IT and Internet professionals including all job titles from CTOs to programmers.

    - CAREER CHANNEL - Provides access to Internet and IT job listings posted by thousands of employers across the country.

EDITORIAL

    We maintain editorial offices in Darien, Connecticut; New York, New York; South San Francisco, California; and Cambridge, Massachusetts. In addition, editorial personnel work from home offices throughout the United States and in Australia and Singapore. Freelance contributors and analysts are also located both domestically and in 12 countries worldwide.

    Our editorial team, comprised of over 60 employees and over 100 freelance contributors as of February 28, 2002, creates considerable proprietary content each month.

MARKETING AND SALES

    MARKETING. We employ a combination of online and offline advertising and promotional campaigns to promote our content offerings and services to our community of Internet users, advertisers and vendors. User advertising includes cross-promotion on our network, advertising in trade publications and at trade shows and promotional links from Web sites that attract demographically similar audiences. We believe that this strategy maintains the high quality and unique focus of our community of Internet users. We have participated in various Internet industry events, including Internet World, ISPCON and AdTech trade shows. We have also used print advertising, which has appeared in BOARDWATCH, INTERNET WORLD, TELE.COM, RED HERRING, UPSIDE, WIRELESS WEEK, NANOTECHNOLOGY MAGAZINE, HOSTING TECH, KNOWLEDGE MANAGEMENT, XML JOURNAL and SOFTWARE MAGAZINE, among other publications.

    Our marketing efforts are directed largely at acquiring advertising clients and commerce agreements. We principally use offline and online advertising, direct mail and event sponsorships for customer acquisition. ADVERTISING AGE, ADWEEK, B2B MAGAZINE, TECHNOLOGY MARKETING, ONLINE ADVERTISING DISCUSSION LIST and SRDS are among the venues used to deliver our promotional messages. In addition, we have a strategic agreement with Penton Media, which provides for an exchange of services to be provided by each party. This agreement expires on November 23, 2003.

    Services provided by Penton Media to us under this agreement include the following:

       - one full-page advertisement at no charge in each issue of INTERNET WORLD magazine and BOARDWATCH magazine;

       - exhibit and sales office space at no charge for each U.S. Internet World and ISPCON trade show; and

       - prominent hanging media banners for Internet World and ISPCON trade shows.

    We provide a minimum of 2.3 million advertising impressions each month on our network to Penton Media.

    Our conference and trade show marketing initiatives are focused mainly on leveraging the existing users of our network. We extensively cross-promote our events through targeted electronic campaigns that include: Web banners, e-mail newsletter ads, dedicated e-mail messages to select e-mail newsletter subscriber databases and opt-in e-mail messages. To supplement our internal marketing efforts, we also execute highly targeted traditional direct mail campaigns by mailing postcards to select lists in targeted geographic areas. The postcards serve as an event overview and an invitation to visit our Web sites to obtain further information. Mailing lists and print advertisements are bartered with media companies in exchange for a presence at our conferences and trade shows.

    ADVERTISING SALES. We believe that we have been able to obtain revenue from advertising on our Web sites, online discussion forums, e-mail newsletters and moderated e-mail discussion lists because we enable clients to efficiently and effectively reach targeted segments of the Internet community. Based on a survey we commissioned which was conducted from January 2002 through March 2002, 84% of our community of Internet users reports that they either make or influence purchasing decisions. We believe that targeting this influential audience allows us to sell advertising space at rates that are higher than the average rates charged by online services aimed at more general audiences.

    Our sales force is organized by geographic regions as follows: East, Northeast, Southeast/Midwest, Northwest/Southwest, West, Canada, Europe, Asia, and Australia.

    Over 2,500 advertisers have placed advertisements on our network. For the year ended December 31, 2001, our top 20 advertisers together accounted for 23% of our revenues. Based on revenues, the following were our 20 largest advertisers during the year ended December 31, 2001:

       AT&T                                               Microsoft Corporation
       Cisco Systems                                      Oracle Corporation
       Compaq Computer Corporation                        Rackspace Managed Hosting
       Compuware Corporation                              Rational Software
       EarthLink, Inc.                                    RightNow Technologies, Inc.
       Engage, Inc.                                       Sprint Corporation
       Hewlett-Packard Company                            Sun Microsystems, Inc.
       Intel Corporation                                  Verio Inc.
       International Business Machines Corporation        VeriSign, Inc.
       Macromedia, Inc.                                   WebTrends Corporation

    E-COMMERCE SALES, CONFERENCE AND TRADE SHOW SALES AND LICENSING. We offer e-commerce, licensing and other business development arrangements to maximize the potential of our proprietary content and community of Internet users. We identify potential e-commerce vendors, licensees and other potential business development opportunities and generally enter into contracts of three to 12 months' duration. E-commerce agreements generally include an advance against revenue with revenue sharing of 10% to 50% of the sales made by the e-commerce vendor as a result of links from our network.

    We offer conferences and trade shows focused on Internet and IT-specific topics that are of interest to our community of Internet users. We are able to efficiently promote these conferences and trade shows through our network. We generate revenues from attendee registrations, exhibition space and advertiser and vendor sponsorships.

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

TECHNOLOGY AND OPERATIONS

    We have developed an expandable operations infrastructure using open standard hardware and software systems. We make our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists available using multiple Sun Microsystems, Inc. and Wintel-based servers that run on Sun Solaris, Microsoft NT, Windows 2000 and Linux operating systems. We license software from the following parties, among others: Web and e-mail servers from Netscape Communications Corporation; Web and database servers from Microsoft Corporation; database servers from Oracle Corporation, Informix Corporation and Microsoft Corporation; an advertising management system from Real Media, Inc.; a content management system from Vignette Corporation; a streaming media server from RealNetworks, Inc.; a spidering, content indexing, personalization and categorization system from Autonomy, Inc.; discussion forums from Web Crossing Inc., and firewalls from Network Associates Inc.

    We maintain redundant server capacity in a data center operated by Qwest Communications, Inc. In the event that production servers fail, we can restore service quickly using spare servers. We have redundant Internet circuits diversely routed within Qwest's network and with redundant network equipment configured for automatic fail over. All of our servers are powered by uninterruptible power supplies, and the data center is on multiple power grids. In addition, Qwest maintains a diesel-powered generator and fuel supply in the event of extended outages. All of our production systems are copied each night to backup tapes that are stored at an off-site storage facility. We maintain a quality assurance process to constantly monitor our servers, processes and network connectivity. We have implemented these redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control.

INTELLECTUAL PROPERTY

    We seek protection of our proprietary content, logos, brands and software relating to our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We pursue the registration of our trademarks and service marks in the United States and internationally, and have applied for registration in the United States and numerous other countries for a number of our trademarks and service marks. We also pursue copyright registration of our content in the United States. We might not be able to obtain effective trademark, copyright and trade secret protection in every country in which we distribute our services or make them available through the Internet, and it is difficult for us to police unauthorized use of our proprietary information.

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

EMPLOYEES

    The following table sets forth a breakdown of our employees as of February 28, 2002:

                                                          NUMBER OF
                                                          EMPLOYEES
                                                      ---------------
      Editorial                                              67
      Marketing and sales                                    78
      Technology and operations                              55
      Administration                                         23
                                                            ---
        Total                                               223
                                                            ===


      We have never had a work stoppage and no personnel are represented under collective bargaining agreements. We consider our relations with our personnel to be good.

ITEM 2. PROPERTIES

    We lease approximately 25,000 square feet of office space in two facilities in Darien, Connecticut that house our principal administrative, editorial, sales, marketing, and information technology operations. In addition, we lease approximately 11,000 square feet of office space in New York, New York, that is used by editorial, sales, marketing and information technology personnel, and approximately 7,000 square feet of office space in San Francisco, California that is used primarily by sales personnel. We also have domestic operating leases in: Cambridge and Westboro, Massachusetts; Washington, D.C.; and Clinton Township, Michigan. These locations range in size from 1,600 to 2,900 square feet and expire between August 2002 and April 2005. In addition, we have international operating leases in Australia, Germany and Singapore.

    We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    Messrs. Alan M. Meckler and Christopher S. Cardell, who are stockholders, executive officers and directors of INT Media Group, were stockholders, executive officers and directors of Mecklermedia Corporation prior to its acquisition by Penton Media in November 1998. In addition, Messrs. Gilbert F. Bach and Michael J. Davies, who are directors of INT Media Group, were directors of Mecklermedia Corporation prior to its acquisition by Penton Media. A complaint seeking class action status was filed in Delaware Chancery Court on June 16, 1999 by a former stockholder of Mecklermedia Corporation alleging that Messrs. Meckler, Cardell, Bach and Davies, as well as the other directors of Mecklermedia Corporation, breached their fiduciary duties of care, candor and loyalty in connection with the approval of the sale of Mecklermedia Corporation to Penton Media at the price paid by Penton Media and the related sale of 80.1% of the Internet business of Mecklermedia Corporation to Mr. Meckler at the price paid by Mr. Meckler. Among other things, this plaintiff has alleged that the price paid by Penton Media for the purchase of Mecklermedia Corporation, and the price paid by Mr. Meckler for an 80.1% stake in the Internet business of Mecklermedia Corporation, were inadequate. This former stockholder of Mecklermedia Corporation has asserted claims for unspecified damages. The plaintiff also named INT Media Group, Incorporated as a defendant seeking that a constructive trust be established consisting of any benefits derived by the defendants in respect of the allegations set forth in the complaint. On
August 20, 1999, all of the defendants, including INT Media Group and Messrs. Meckler, Cardell, Bach and Davies, served an answer to the complaint generally denying the allegations therein, denying that the directors of Mecklermedia Corporation breached any fiduciary duties, and asserting certain affirmative defenses. All of the defendants intend to continue to vigorously defend themselves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of INT Media Group began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol "INTM". Prior to that date, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock.

                                                                   HIGH             LOW
                                                                   ----             ---
      YEAR ENDING DECEMBER 31, 2000
       First Quarter                                             $ 68.125         $ 36.000
       Second Quarter                                            $ 40.000         $ 12.250
       Third Quarter                                             $ 32.875         $ 17.875
       Fourth Quarter                                            $ 24.500         $  5.000

      YEAR ENDING DECEMBER 31, 2001
       First Quarter                                             $ 10.000         $  3.125
       Second Quarter                                            $  5.270         $  2.500
       Third Quarter                                             $  4.400         $  0.960
       Fourth Quarter                                            $  2.750         $  1.070

      YEAR ENDING DECEMBER 31, 2002
       First Quarter (Through February 28, 2002)                 $  3.540         $  1.910

    As of February 28, 2002, there were 58 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

                                 DIVIDEND POLICY

    We have never declared or paid a cash dividend and do not anticipate doing so in the foreseeable future. We expect to retain earnings to finance the expansion and development of our business.

                     RECENT SALES OF UNREGISTERED SECURITIES

    On September 8, 2000, we issued an aggregate of 211,382 shares of INT Media Group common stock, with an aggregate market value at such time of approximately $5.8 million, as partial consideration for the acquisition by INT Media Group of substantially all of the assets of ClickZ, Inc., a Massachusetts corporation ("ClickZ"). All of the shares of INT Media Group common stock issued in this transaction were issued to ClickZ in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act. This sale was made without general solicitation or advertising. ClickZ and its principal stockholders represented to us that ClickZ was a sophisticated investor, that it had been given the opportunity to obtain from us all information that it requested to evaluate the investment and that the shares were being acquired for investment purposes only.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the financial statements of INT Media Group, the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data of the iWorld division of Mecklermedia for the years ended September 1997 and 1998, and for the period from October 1, 1998 through November 23, 1998, are derived from financial statements of the iWorld division of Mecklermedia. The selected financial data for the period from inception (November 24, 1998) through December 31, 1998 and for the years ended December 31, 1999, 2000 and 2001, as well as the balance sheet data as of December 31, 2000 and 2001, are derived from the financial statements of INT Media Group. These financial statements have been audited by Arthur Andersen LLP, independent public accountants. See "Index to Financial Statements."

    The financial information of the iWorld division of Mecklermedia included herein is not necessarily indicative of the results of operations, financial position and cash flows of INT Media Group had it been a stand-alone entity at such times. It is also not necessarily indicative of the results of operations, financial position and cash flows of INT Media Group in the future. The share information reflects the conversion of INT Media Group from a limited liability company into a corporation as if such conversion had occurred at the beginning of each period indicated.


                                                                             INCEPTION
                                   FISCAL YEAR ENDED       OCT. 1, 1998   (NOV. 24,1998) FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                               --------------------------    THROUGH         THROUGH        ENDED          ENDED          ENDED
                                SEPT. 30,      SEPT. 30,     NOV. 23,        DEC. 31,      DEC. 31,       DEC. 31,       DEC. 31,
                                1997 (1)       1998 (1)      1998 (1)        1998 (2)      1999 (2)       2000 (2)       2001 (2)
                               -----------   ------------  ------------   -----------    ------------  ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues                          $  1,479      $   3,544    $      778     $     772     $    16,085   $    52,083    $    43,965
Cost of revenues                     1,171          2,171           456           403           8,366        22,991         22,101
                               -----------   ------------  ------------   -----------    ------------  ------------   ------------
  Gross profit                         308          1,373           322           369           7,719        29,092         21,864
Operating expenses:
  Advertising, promotion and
    selling                            881          1,406           441           239           7,545        18,254         18,471
  General and administrative           751          1,349           195           449           4,434        10,172         11,956
  Depreciation                         326            429            67            15             673         2,099          2,730
  Amortization                         505            920            86           632           9,796        24,854         33,785
  Impairment of intangibles              -              -             -             -               -             -         54,184
  Non-cash compensation charge           -              -             -             -           7,975             -              -
                               -----------   ------------  ------------   -----------    ------------  ------------   ------------
       Total operating expenses      2,463          4,104           789         1,335          30,423        55,379        21,126
                               -----------   ------------  ------------   -----------    ------------  ------------   ------------
 Operating loss                     (2,155)        (2,731)         (467)         (966)        (22,704)      (26,287)       (99,262)
 Minority interest                       -              -             -             -               -           399             83
 Equity loss from international
   and venture fund
   investments, net                      -              -             -             -               -        (1,482)        (2,435)
 Loss on investments, net                -              -             -             -               -          (216)        (1,946)
 Interest income (expense), net          -              -             -            (8)            688         4,814          1,376
                               -----------   ------------  ------------   -----------    ------------  ------------   ------------
 Loss before income taxes           (2,155)        (2,731)         (467)         (974)        (22,016)      (22,772)      (102,184)
 Provision for income taxes              -              -             -           -                 -           205              2
                               -----------   ------------  ------------   -----------    ------------  ------------   ------------
 Net loss                         $ (2,155)     $  (2,731)   $     (467)    $    (974)    $   (22,016)  $   (22,977)   $  (102,186)
                               ===========   ============  ============   ===========    ============  ============   ============
 Basic and diluted net loss per                                             $    (.06)    $     (1.08)  $     (0.92)   $     (4.03)
   share                                                                  ===========    ============  ============   ============
 Common shares used to compute
   basic and diluted net loss
   per share                                                                   16,216          20,335        25,014         25,333
                                                                          ===========    ============  ============   ============

                                                                                                                  AS OF
                                                                                                        --------------------------
                                                                                                         DEC. 31,        DEC. 31,
                                                                                                         2000 (2)        2001 (2)
                                                                                                        -----------    -----------
BALANCE SHEET DATA:
   Cash and cash equivalents                                                                            $    59,979    $    25,100
   Working capital                                                                                           52,314         22,926
   Total assets                                                                                             162,172         45,787
   Total equity                                                                                             137,483         35,338

----------
(1) Represents the financial data of the iWorld division of Mecklermedia Corporation.

(2) Represents the financial data of INT Media Group.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We own and operate a network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists focused solely on the Internet industry and information technology ("IT"). Our network consists of 16 subject areas, or vertical content channels, that contain over 150 Web sites, over 200 e-mail newsletters, over 400 online discussion forums and over 70 moderated e-mail discussion lists focused solely on the Internet industry and IT. During the month of January 2002, we delivered over 240 million page views to over 20 million unique visitors and over 31 million copies of our e-mail newsletters to over 5 million subscribers, and over 41 million messages were distributed to over 70,000 subscribers to our moderated e-mail discussion lists. Our INT Media Events Division produces nearly 40 offline conferences and trade shows on Internet and IT-specific topics that are aligned with our network of Web sites and e-mail newsletters. In addition, our INT Media Research Division publishes research reports analyzing the Internet and information technology sectors worldwide.

    We were formed in November 1998 following the acquisition of Mecklermedia by Penton Media. As part of the acquisition, Penton Media agreed to contribute all the assets of Mecklermedia's Internet media business division, iWorld, to a newly formed limited liability company, internet.com LLC. As part of this acquisition agreement, we reserved 4% of our total membership units for discretionary grants to our employees. The grants were completed in March 1999. As these membership units vested upon the completion of our initial public offering, we recorded an $8.0 million compensation charge concurrent with the completion of our initial public offering in June 1999. Prior to the acquisition of Mecklermedia by Penton Media, iWorld operated as one of three business lines, which comprised Mecklermedia. Our predecessor Web sites, MecklerWeb and iWorld.com, were also dedicated to covering Internet and IT developments.

    We generate revenues from the following sources:

      - advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

      -  e-commerce agreements and offerings;

      -  conferences and trade shows;

      -  permission based opt-in e-mail list rentals;

      -  paid subscription services;

      -  research reports;

      -  licensing of our editorial content and brands;

      -  online press release distribution services; and

      -  venture fund management fees.

    We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by third parties. In addition, INT Media Group barters portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. We did not record the effects of this barter in our financial statements for the year ended December 31, 1999. Beginning in January 2000, in accordance with Emerging Issues Task Force Issue No. 99-17, "Accounting for Advertising Barter Transactions," we have prospectively recorded revenues and expenses from barter transactions at their estimated fair values. Revenues related to barter transactions were approximately $4.1 million and $5.4 million and expenses were $2.1 million and $2.9 million, respectively, for the years ended December 31, 2000 and 2001.

    For the years ended December 31, 2000 and 2001, a majority of our revenues were derived from advertising. We recognize advertising revenue ratably in the period the advertising is displayed, provided that no significant company obligations remain outstanding and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or times an advertisement is viewed by users of INT Media Group's Web sites and related Internet media properties. We use a direct sales force to sell advertising to companies and advertising agencies.

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

    Our conferences and trade shows generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations, exhibition space and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the conferences and trade shows are held.

    We currently offer for rental our permission based opt-in e-mail list names relating to over 270 Internet and IT-specific topics. Members of our community of Internet users volunteer, or "opt-in", to be included on these lists to receive e-mail product offerings and information relevant to their Internet and information technology interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

    Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, WinDrivers.com, WallStreetResearchNet.com, UnclaimedDomains.com, DomainBook.com, AlertIPO.com and NanotechPlanet.com, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees, which has not yet been recognized as revenue.

    Through our INT Media Research Division, we publish and sell research reports that analyze the Internet and information technology sectors worldwide. Revenues are recognized upon delivery of the reports to the purchasers.

    Our licensing agreements vary in structure, with INT Media Group generating fixed fees, royalties or both for access to our editorial content and brands. We generally license our editorial content and brands to offline and online media companies. Revenues are recognized ratably over the period of the licensing agreements.

    Online press release distribution revenues are generated through InternetNewsBureau.com. We distribute e-mail based press releases to over 5,900 registered journalists. Revenue from this service is recorded on a per use basis and recognized at the time of distribution.

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

    From July 1995 through February 28, 2002, we made 73 acquisitions of Internet media properties, consisting of 102 Web sites, 107 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of INT Media Group's acquisitions have been accounted for as purchases.

    We have sustained losses on a quarterly and annual basis in the past, and because costs are largely fixed in the short term, we expect to be vulnerable to significant fluctuations in operating losses if actual revenues fall below anticipated levels. Furthermore, given the rapidly evolving nature of our business, our operating results are difficult to forecast and period-to-period comparison of our operating results will not be meaningful and should not be relied upon as any indication of future performance. Due to these and other factors, many of which are outside our control, quarterly-operating results may fluctuate significantly in the future.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                       PERCENTAGE OF REVENUES
                                              ----------------------------------------
                                                 YEAR          YEAR           YEAR
                                                ENDED         ENDED          ENDED
                                                DEC. 31,      DEC. 31,       DEC. 31,
                                                 1999          2000           2001
                                              ----------     ----------     ----------
STATEMENT OF OPERATIONS DATA:
Revenues                                             100%            100%          100%
Cost of revenues                                      52              44            50
                                              ----------     -----------    ----------
Gross profit                                          48              56            50
                                              ----------     -----------    ----------
Operating expenses:
  Advertising, promotion and selling                  47              35            42
  General and administrative                          28              20            27
  Depreciation                                         4               4             6
  Amortization                                        61              48            77
  Impairment of intangibles                            -               -           123
  Non-cash compensation charge                        50               -             -
                                              ----------     -----------    ----------
     Total operating expenses                        190             107           275
                                              ----------     -----------    ----------
Operating loss                                      (142)            (51)         (225)
                                              ----------     -----------    ----------
Minority interest                                      -               1             -
Equity loss from international and venture
  fund investments, net                                -              (3)           (6)
Loss on investments, net                               -               -            (4)
Interest income, net                                   4               9             3
                                              ----------     -----------    ----------
Loss before income taxes                            (138)            (44)         (232)
Provision for income taxes                             -               -             -
                                              ----------     -----------    ----------
Net loss                                            (138)%           (44)%        (232)%
                                              ==========     ===========    ==========

YEARS ENDED DECEMBER 31, 2000 AND 2001

    REVENUES. Revenues were $52.1 million for the year ended December 31, 2000 and $44.0 million for the year ended December 31, 2001, representing a decrease of 16%. This change was primarily due to a reduction in advertising revenues. A majority of our revenues relate to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, conferences and trade shows, permission based opt-in e-mail list rentals, paid subscription services, research reports, licensing, online press release distribution services and venture fund management fees will continue to expand and diversify our future revenue streams.

    COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $23.0 million for the year ended
December 31, 2000 and $22.1 million for the year ended December 31, 2001, representing a decrease of 4%. This change was primarily due to a reduction of editorial, technology and operations personnel and a decrease in expenses for freelance contributors, partially offset by office and workforce redundancy costs. As a percentage of revenues, cost of revenues was 44% for the year ended December 31, 2000 and 50% for the year ended December 31, 2001.

    ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $18.3 million for the year ended December 31, 2000 and $18.5 million for the year ended December 31, 2001, representing a 1% increase. This change was primarily due to increased conference marketing expenses and workforce redundancy costs offset by a reduction of advertising sales personnel. As a percentage of revenues, advertising, promotion and selling expenses were 35% for the year ended December 31, 2000 and 42% for the year ended December 31, 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $10.2 million for the year ended December 31, 2000 and $12.0 million for the year ended December 31, 2001, representing an 18% increase. This change was primarily due to increased provision for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 20% for the year ended December 31, 2000 and 27% for the year ended December 31, 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $2.1 million for the year ended December 31, 2000 and $2.7 million for the year ended December 31, 2001, representing a 30% increase. As a percentage of revenues, depreciation of property and equipment was 4% for the year ended December 31, 2000 and 6% for the year ended December 31, 2001. Amortization of intangibles was $24.9 million for the year ended December 31, 2000 and $33.8 million for the year ended December 31, 2001, representing a 36% increase. This increase was primarily due to the amortization of acquired Web sites and related Internet media properties. As a percentage of revenues, amortization of intangibles was 48% for the year ended December 31, 2000 and 77% for the year ended December 31, 2001.

    IMPAIRMENT OF INTANGIBLES. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values have been determined based upon estimated future cash flows. During 2001, INT Media Group determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired. As a result of this determination, INT Media Group has recorded a non-cash charge of approximately $54.2 million.

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

    LOSS ON INVESTMENTS AND OTHER, NET. During the year ended December 31, 2001, INT Media Group determined that the declines in value from INT Media Group's accounting basis for certain of our investments in internet.com venture fund portfolio companies was other than temporary. INT Media Group recognized losses totaling $1.9 million related to investment impairment.

    INTEREST INCOME, NET. Interest income was approximately $4.8 million for the year ended December 31, 2000 and $1.4 million for the year ended December 31, 2001.

    PROVISION FOR INCOME TAXES. INT Media Group recorded a provision for income taxes of $205,000 for the year ended December 31, 2000 and $2,000 for the year ended December 31, 2001 related to foreign income tax liabilities which were recorded based upon estimated foreign tax rates.

YEARS ENDED DECEMBER 31, 1999 AND 2000

    REVENUES. Revenues were $16.1 million for the year ended December 31, 1999 and $52.1 million for the year ended December 31, 2000, representing an increase of 224%. This change was primarily due to an increase in advertising revenues.

    COST OF REVENUES. Cost of revenues was $8.4 million for the year ended December 31, 1999 and $23.0 million for the year ended December 31, 2000, representing an increase of 175%. This change was primarily due to the increased hiring of editorial, technology and operations personnel and expenses for freelance contributors. The increase was offset by capitalization of certain costs under the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), of $742,000 for the year ended
December 31, 2000. As a percentage of revenues, cost of revenues was 52% for the year ended December 31, 1999 and 44% for the year ended December 31, 2000.

    ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses were $7.5 million for the year ended December 31, 1999 and $18.3 million for the year ended December 31, 2000, representing an increase of 142%. This change was primarily due to increased hiring of advertising sales personnel and the recording of barter advertising. As a percentage of revenues, advertising, promotion and selling expenses were 47% for the year ended
December 31, 1999 and 35% for the year ended December 31, 2000.

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

    NON-CASH COMPENSATION CHARGE. In March 1999, internet.com LLC granted 4% of its total membership units at the time to certain of its employees. As these membership units vested upon the completion of our initial public offering in June 1999, INT Media Group recorded an $8.0 million compensation charge concurrent with the completion of our initial public offering on June 25, 1999.

    MINORITY INTEREST. Minority interest represents the minority stockholders' proportionate share of losses of INT Media Group's majority-owned consolidated international subsidiaries.

    EQUITY LOSS FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET. Equity losses represent INT Media Group's net equity interests in the investments in international joint ventures and the internet.com venture funds. Equity losses from international joint ventures were $318,000 for the year ended
December 31, 2000. Equity losses from the internet.com venture funds were approximately $1.1 million for the year ended December 31, 2000.

    LOSS ON INVESTMENTS AND OTHER, NET. During the year ended December 31, 2000, INT Media Group determined that the declines in value from INT Media Group's accounting basis for certain of our investments in internet.com venture fund portfolio companies was other than temporary. INT Media Group recognized losses totaling $216,000 related to investment impairment, net of a gain on the distribution of GOTO.com common stock received from internet.com Venture Fund I LLC.

    INTEREST INCOME, NET. Interest income, net of interest expense, was $688,000 for the year ended December 31, 1999 and $4.8 million for the year ended December 31, 2000.

    PROVISION FOR INCOME TAXES. INT Media Group recorded a provision for income taxes of $205,000 for the year ended December 31, 2000 related to foreign income tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have funded operations primarily with cash from our initial and follow-on public offerings, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our initial public offering of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to INT Media Group aggregated approximately $43.0 million (net of underwriters' commission and offering expenses of $4.7 million). On June 30, 1999, INT Media Group paid the outstanding balance under its line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by INT Media Group and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by INT Media Group from the follow-on offering were approximately $98.3 million. INT Media Group did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

    As of December 31, 2001, INT Media Group had total current assets of $32.2 million and total current liabilities of $9.3 million, or working capital of $22.9 million.

    Net cash used in operating activities was approximately $3.5 million for the year ended December 31, 1999, $1.4 million for the year ended December 31, 2000 and $5.4 million for the year ended December 31, 2001. Net cash used in operating activities for the year ended December 31, 1999 was primarily a result of our net losses adjusted for a non-cash compensation charge, depreciation and amortization, and increases in accounts receivable and prepaid expenses, offset by an increase in accounts payable, accrued expenses and deferred revenues. Net cash used in operating activities for the year ended December 31, 2000 was a result of our net losses adjusted for depreciation and amortization, non-cash barter transactions, provision for losses on accounts receivable, and increases in accounts payable and accrued expenses offset by increases in accounts receivable and prepaids and other. Net cash used in operating activities for the year ended December 31, 2001 was primarily a result of our net losses adjusted for depreciation and amortization, impairment of intangibles, non-cash barter transactions, provision for losses on accounts receivable and decreases in accounts payable and accrued expenses, offset by decreases in accounts receivable and prepaids and other.

    Net cash used in investing activities was approximately $25.0 million for the year ended December 31, 1999, $55.3 million for the year ended December 31, 2000 and $29.5 million for the year ended December 31, 2001. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures. Capital expenditures were $2.5 million for the year ended December 31, 1999, $3.7 million for the year ended December 31, 2000 and $1.9 million for the year ended December 31, 2001.

    Net cash provided by financing activities was approximately $46.3 million for the year ended December 31, 1999, $98.7 million for the year ended December 31, 2000 and $55,000 for the year ended December 31, 2001. Net cash provided by financing activities was a result of our initial public offering, borrowings under our line of credit, a private placement of equity securities, net proceeds from our follow-on public offering and from the exercise of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-17, "Accounting for Advertising Barter Transactions," to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and the fair value recognized disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. Accordingly, INT Media Group began to record the financial statement effects of barter transactions at their estimated fair value, prospectively, beginning in January 2000.

    As of July 1, 2000, INT Media Group adopted Emerging Issues Task Force Issue 00-2, "Accounting for Web Site Development Costs." As a result, INT Media Group is now capitalizing costs incurred for the development of internal Web sites, which had previously been expensed as a component of cost of revenues. INT Media Group continues to expense all costs incurred that relate to the planning and post-implementation phases of development. These charges are included in cost of revenues in the accompanying statements of operations. Amounts capitalized are included in intangible assets in the accompanying balance sheets and the related amortization is included in amortization expense in the accompanying statements of operations. These capitalized costs are being amortized over three years.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, SFAS No. 142 became effective and as a result, INT Media Group will cease to amortize the remaining $5.3 million of net goodwill.

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

CRITICAL ACCOUNTING POLICIES

    Our significant accounting policies are described in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K. Our critical accounting policies are as follows:

    REVENUE RECOGNITION. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions. We follow very specific and detailed guidelines in measuring revenue.

    ESTIMATING VALUATION ALLOWANCES. Our management must make estimates of the amount of our accounts receivables that may be not collected. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $6.5 million, net of allowance for doubtful accounts of $1.8 million, as of December 31, 2001.

    VALUATION OF LONG-LIVED ASSETS. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

       - significant underperformance relative to expected historical or projected future operating results;

       - significant changes in the manner of INT Media Group's use of the acquired assets or the strategy for INT Media Group's overall business;

       -  significant negative industry or economic trends;

       - significant decline in INT Media Group's stock price for a sustained period; and

       -  INT Media Group's market capitalization relative to net book value.

    When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated fair values. Fair values have been determined based upon estimated future cash flows. During the year ended December 31, 2001, INT Media Group recognized $54.2 million and $1.9 million of impairment losses related to its goodwill and other long-lived assets, respectively. Net intangible assets and other long-lived assets were $6.8 million and $2.4 million, respectively, as of December 31, 2001.

    On January 1, 2002, SFAS No. 142 became effective and as a result, INT Media Group will cease to amortize the remaining $5.3 million of net goodwill.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INT MEDIA GROUP, INCORPORATED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Report of Independent Public Accountants                                               29
Consolidated Balance Sheets as of December 31, 2000 and 2001                           30
Consolidated Statements of Operations for the Years Ended December 31, 1999,
  2000 and 2001                                                                        31
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
  December 31, 1999, 2000 and 2001                                                     32
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
  2000 and 2001                                                                        33
Notes to Consolidated Financial Statements                                             34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of INT Media Group, Incorporated:

    We have audited the accompanying consolidated balance sheets of INT Media Group, Incorporated (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INT Media Group, Incorporated and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years ended
December 31, 1999, 2000 and 2001, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 3 to the consolidated financial statements, in 2000, the Company changed its accounting for Web site development costs and for barter transactions in accordance with Emerging Issues Task Force Issue No. 00-2 and Issue No. 99-17, respectively.

                                              ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 14, 2002

                          INT MEDIA GROUP, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 2001

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                              ASSETS                                      DECEMBER 31,     DECEMBER 31,
                                                                             2000              2001
                                                                         --------------  --------------
Current assets:
  Cash and cash equivalents                                               $     59,979   $     25,100
  Accounts receivable, net of allowances of $2,359 and $1,810,
    respectively                                                                12,004          6,527
  Prepaid expenses and other                                                     1,964            573
                                                                          ------------   ------------
             Total current assets                                               73,947         32,200

Property and equipment, net                                                      4,837          3,767
Intangible assets, net                                                          76,587          6,769
Investments and other assets                                                     6,801          3,051
                                                                          ------------   ------------
             Total assets                                                 $    162,172   $     45,787
                                                                          ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $      2,163   $      1,388
  Accrued payroll and related expenses                                           2,407          1,533
  Accrued expenses and other                                                     3,888          3,374
  Accrued Web site acquisition payments                                         10,988            398
  Deferred revenues                                                              2,187          2,581
                                                                          ------------   ------------
             Total current liabilities                                          21,633          9,274

Accrued Web site acquisition payments                                            1,236            265
Deferred revenues                                                                1,820            910
                                                                          ------------   ------------
             Total liabilities                                                  24,689         10,449

Commitments and contingencies                                                        -              -

Stockholders' equity:
  Preferred stock, $.01 par value, 4,000,000 shares authorized, no
    shares issued and outstanding                                                    -              -
  Common stock, $.01 par value, 75,000,000 shares authorized,
    25,323,357 and 25,333,077 shares issued and outstanding at
    December 31, 2000 and 2001, respectively                                       253            253
  Additional paid-in capital                                                   175,363        175,418
  Accumulated deficit                                                          (38,112)      (140,298)
  Accumulated other comprehensive loss                                             (21)           (35)
                                                                          ------------   ------------
             Total stockholders' equity                                        137,483         35,338
                                                                          ------------   ------------
             Total liabilities and stockholders' equity                   $    162,172   $     45,787
                                                                          ============   ============

                          See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED
                                                                               DECEMBER 31,
                                                              --------------------------------------------
                                                                 1999(1)         2000            2001
                                                              ------------    ------------    ------------
Revenues                                                      $     16,085    $     52,083    $     43,965
Cost of revenues                                                     8,366          22,991          22,101
                                                              ------------    ------------    ------------

Gross profit                                                         7,719          29,092          21,864
                                                              ------------    ------------    ------------
Operating expenses:
 Advertising, promotion and selling                                  7,545          18,254          18,471
 General and administrative                                          4,434          10,172          11,956
 Depreciation                                                          673           2,099           2,730
 Amortization                                                        9,796          24,854          33,785
 Impairment of intangibles                                               -               -          54,184
 Non-cash compensation charge                                        7,975               -               -
                                                              ------------    ------------    ------------
Total operating expenses                                            30,423          55,379         121,126
                                                              ------------    ------------    ------------

Operating loss                                                     (22,704)        (26,287)        (99,262)

Minority interest                                                        -             399              83
Equity loss from international and venture fund
 investments, net                                                        -          (1,482)         (2,435)
Loss on investments and other, net                                       -            (216)         (1,946)
Interest income, net                                                   688           4,814           1,376
                                                              ------------    ------------    ------------

Loss before income taxes                                           (22,016)        (22,772)       (102,184)
Provision for income taxes                                               -             205               2
                                                              ------------    ------------    ------------
Net loss                                                      $    (22,016)   $    (22,977)   $   (102,186)
                                                              ============    ============    ============

Basic and diluted loss per share                              $      (1.08)   $      (0.92)   $      (4.03)
                                                              ============    ============    ============
Weighted average number of common shares                            20,335          25,014          25,333
                                                              ============    ============    ============

(1) Represents the combined financial data of predecessor business and INT Media Group.

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    ACCUMULATED
                                    COMMON STOCK        ADDITIONAL                     OTHER          TOTAL           TOTAL
                               ----------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                  SHARES      AMOUNT     CAPITAL       DEFICIT          LOSS          EQUITY           LOSS
                               -----------   --------   ----------   -----------   -------------   -------------   --------------
Balance at
  December 31, 1998             16,215,891   $    162   $   22,665   $      (974)  $           -   $      21,853   $         (974)
                                                                                                                   ==============
  Proceeds from private
    placement                      908,475          9        2,232             -               -           2,241                -
  Issuance of management
    shares                         725,000          7        7,968             -               -           7,975                -
  Conversion of internet.com
    LLC to INT Media Group,
    Incorporated                         -          -         (974)          974               -               -                -
  Exercise of warrant            2,075,634         21        2,979             -               -           3,000                -
  Proceeds from initial
    public offering              3,400,000         34       42,795             -               -          42,829                -
  Exercise of stock options          9,520          -          133             -               -             133                -
  Net loss                               -          -       (6,881)      (15,135)              -         (22,016)         (22,016)
                               -----------   --------   ----------   -----------   -------------   -------------   --------------

Balance at
  December 31, 1999             23,334,520        233       70,917       (15,135)              -          56,015          (22,016)
                                                                                                                   ==============
  Proceeds from public
    offering                     1,750,000         18       98,312             -               -          98,330                -
  Exercise of stock options         27,455          -          363             -               -             363                -
  Issuance of stock for
    acquisition                    211,382          2        5,771             -               -           5,773                -
  Foreign currency translation
    adjustment                           -          -            -             -             (21)            (21)             (21)
  Net loss                               -          -            -       (22,977)              -         (22,977)         (22,977)
                               -----------   --------   ----------   -----------   -------------   -------------   --------------

Balance at
  December 31, 2000             25,323,357        253      175,363       (38,112)            (21)        137,483          (22,998)
                                                                                                                   ==============
  Exercise of stock options          9,720          -           55             -               -              55               -
  Foreign currency translation
    adjustment                           -          -            -                           (14)            (14)             (14)
  Net loss                               -          -            -      (102,186)              -        (102,186)        (102,186)
                               -----------   --------   ----------   -----------   -------------   -------------   --------------

Balance at
  December 31, 2001             25,333,077   $    253   $  175,418   $  (140,298)  $         (35)  $      35,338   $     (102,200)
                               ===========   ========   ==========   ===========   =============   =============   ==============

NOTE:

     Immediately prior to the closing of its initial public offering, internet.com LLC converted its business form to a corporation. This reorganization was effected by merging internet.com LLC into a newly formed Delaware corporation called INT Media Group, Incorporated. Each member of internet.com LLC received shares of INT Media Group, Incorporated common stock in exchange for their membership units at a rate of 16,215.891 shares per membership unit. All share and per share data have been retroactively adjusted to reflect the reorganization. The net losses for the year ended December 31, 1999 have been charged to additional paid-in capital to the extent the loss related to the period prior to the initial public offering.

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                 (IN THOUSANDS)

                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                                          --------------------------------------------
                                                                             1999(1)          2000            2001
                                                                          ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                                                $    (22,016)   $    (22,977)   $   (102,186)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                               10,469          26,953          36,515
    Impairment of intangibles                                                        -               -          54,184
    Non-cash barter transactions                                                     -          (2,004)         (2,455)
    Provision for losses on accounts receivable                                    670           2,776           4,383
    Minority interests                                                               -            (399)            (83)
    Equity loss from international and venture fund investments, net                 -           1,482           2,435
    Loss on investments and other, net                                               -             216           1,946
    Non-cash compensation charge                                                 7,975               -               -
  Changes in current assets and liabilities:
    Accounts receivable, net                                                    (4,193)         (9,085)          1,263
    Prepaid expenses and other                                                    (467)         (2,030)          1,353
    Accounts payable and accrued expenses                                        3,866           3,495          (2,450)
    Deferred revenues                                                              232             211            (292)
                                                                          ------------    ------------    ------------
      Net cash used in operating activities                                     (3,464)         (1,362)         (5,387)
                                                                          ------------    ------------    ------------

Cash flows from investing activities:
  Additions to property and equipment                                           (2,514)         (3,701)         (1,880)
  Acquisitions of Web sites, related Internet media properties and
    other                                                                      (20,670)        (47,654)        (27,668)
  Investments in venture funds and other                                        (1,855)         (3,946)              -
                                                                          ------------    ------------    ------------
      Net cash used in investing activities                                    (25,039)        (55,301)        (29,548)
                                                                          ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                   45,070          98,330               -
  Proceeds from exercise of warrant                                              3,000               -               -
  Proceeds from exercise of stock options                                          133             363              55
  Borrowings under line of credit                                                4,670               -               -
  Payments for line of credit                                                   (6,556)              -               -
                                                                          ------------    ------------    ------------
      Net cash provided by financing activities                                 46,317          98,693              55
                                                                          ------------    ------------    ------------

Effect of exchange rates on cash                                                     -               6               1
                                                                          ------------    ------------    ------------

Net change in cash and cash equivalents                                         17,814          42,036         (34,879)
Cash and cash equivalents, beginning of period                                     129          17,943          59,979
                                                                          ------------    ------------    ------------
Cash and cash equivalents, end of period                                  $     17,943    $     59,979    $     25,100
                                                                          ============    ============    ============

Supplemental disclosures of cash flow:
  Cash paid for interest                                                  $         92    $          -    $          -
                                                                          ============    ============    ============
  Cash paid for income taxes                                              $          -    $         25    $         38
                                                                          ============    ============    ============

(1) Represents the combined financial data of predecessor business and INT Media Group.

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

1. THE COMPANY

     INT Media Group, Inc. is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb.com network of over 150 Web sites and over 200 e-mail newsletters that generate 240 million page views monthly. The network is organized into 16 vertical content channels to serve Internet users, which include Internet industry and information technology professionals, Web developers and experienced Internet users. Our INT Media Events Division includes nearly 40 offline conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, our INT Media Research Division publishes research reports analyzing the Internet and information technologies sectors worldwide.

     Since all of INT Media Group's products and services relate to providing Internet-related information to Internet industry and information technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet and information technology.

     On June 25, 1999, INT Media Group completed an initial public offering ("IPO") of 3,400,000 shares of common stock at $14.00 per share. Net proceeds to INT Media Group aggregated approximately $42.9 million.

     Immediately prior to the closing of its initial public offering, internet.com LLC converted its business form to a corporation. This reorganization was effected by merging internet.com LLC into a newly formed Delaware corporation called internet.com Corporation. On May 24, 2001, internet.com Corporation received approval at its annual meeting of stockholders to change its name from internet.com Corporation to INT Media Group, Incorporated.

     These financial statements have been presented as if INT Media Group had always been a corporation.

     On February 1, 2000, INT Media Group completed a follow-on offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by INT Media Group and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by INT Media Group from the follow-on offering were approximately $98.3 million. INT Media Group did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

2. HISTORY

     internet.com LLC was formed as part of the acquisition of Mecklermedia Corporation by Internet World Media, a wholly-owned subsidiary of Penton Media (a publicly-owned corporation). During the negotiation of this acquisition, Penton Media indicated that it did not wish to retain all of iWorld Corporation, Mecklermedia's Internet business, because it believed that the Internet business was inconsistent with its strategic direction. However, Penton Media indicated that it wanted Internet World Media to maintain a minority interest in the Internet business due to its belief that the Internet business had the potential to become profitable in the future. As a result, Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer, agreed to purchase an 80.1% interest in the Internet business from Internet World Media for a total of $18.0 million in cash and a warrant valued at $284,000 immediately following the acquisition of Mecklermedia by Internet World Media, which imputed a purchase price of $22.8 million. On November 24, 1998, Mecklermedia was acquired by Internet World Media in an all-cash tender offer. Following its purchase of Mecklermedia, Internet World Media caused iWorld Corporation to be merged into internet.com LLC, a newly-formed Delaware Limited Liability Company. Internet World Media then sold 80.1% of its membership interest in internet.com LLC to Alan M. Meckler (including four trusts for the benefit of his children) for a total of $18.0 million in cash and a warrant. Internet World Media retained a 19.9% interest in internet.com LLC and a warrant to acquire up to an additional 128 membership units in internet.com LLC (representing 2,075,634 shares of our common stock) for up to $3.0 million. For accounting purposes, the warrant was valued at $284,000, which reflected the present value of the strike price using a risk free rate of return over a three-year term, as compared to the cash price per share paid to Penton Media. This warrant was exercised by Penton Media on June 24, 1999.

     Immediately prior to the closing of the IPO, internet.com LLC converted its business form to a corporation. This reorganization was effected by merging internet.com LLC into a newly formed Delaware corporation called INT Media Group, Incorporated. Each member of internet.com LLC received shares of INT Media Group, Incorporated common stock in exchange for their membership units at a rate of 16,215.891 shares per membership unit. All share and per share data have been retroactively adjusted to reflect the reorganization.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of INT Media Group, its majority-owned and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

     REVENUE RECOGNITION. INT Media Group generates its revenues from eight primary sources: the sale of advertising on its Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists; e-commerce agreements and offerings; conferences and trade shows; permission based opt-in e-mail list rentals; paid subscription services; research reports; licensing of editorial content and brands; online press release distribution services and venture fund management fees.

               ADVERTISING REVENUES. Advertising revenue is recognized ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of advertising impressions, or times that an advertisement is viewed by users of INT Media Group's Web sites and related Internet media properties.

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

               CONFERENCES AND TRADE SHOWS. Conferences and trade shows generate revenue from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Revenue for conferences and trade shows is recognized in the period in which the conference and trade show is held. Deferred revenues relate to the portion of collected conference registration fees, exhibition space and advertiser and vendor sponsorships that have been collected prior to the commencement of the conferences and trade shows.

               PERMISSION BASED OPT-IN E-MAIL LIST RENTAL REVENUES. Permission based opt-in e-mail list revenue relates to customer subscriptions to our opt-in e-mail lists. Revenue is recorded on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

               PAID SUBSCRIPTION REVENUES. Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, WinDrivers.com,
          WallStreetResearchNet.com, UnclaimedDomains.com, DomainBook.com,
          AlertIPO.com and NanotechPlanet.com, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

               RESEARCH REPORT REVENUES. Through our INT Media Research Division, we publish and sell research reports that analyze the Internet and information technologies sectors worldwide. Revenues are recognized upon delivery of the reports to the purchasers.

               LICENSING REVENUES. The licensing agreements vary, with INT Media Group generating fixed fees, royalties or both for access to editorial content and brands produced by INT Media Group. Such amounts are recognized as revenue in the month earned.

               ONLINE PRESS RELEASE DISTRIBUTION SERVICES. Online press release distribution revenues are generated through InternetNewsBureau.com. We distribute e-mail based press releases to over 5,900 registered journalists. Revenue from this service is recorded on a per use basis and recognized at the time of distribution.

               VENTURE FUND MANAGEMENT FEES. Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Management fees are recognized ratably over the period the services are rendered. In addition, INT Media Group is entitled to 20% of the realized gains from the portfolio investments, which are recognized at the time of distribution from the venture funds.

     USE OF ESTIMATES IN THE FINANCIAL STATEMENTS. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject INT Media Group to a significant concentration of credit risk consist primarily of cash and accounts receivable. INT Media Group deposits the majority of its cash with a single financial institution. Most of INT Media Group's accounts receivable as of December 31, 2000 and 2001 are from information technology-related businesses.

     For the year ended December 31, 1999, one customer accounted for 10% of revenues. No customer accounted for 10% or more of our revenues for the years ended December 31, 2000 and 2001.

     CASH AND CASH EQUIVALENTS. INT Media Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 2001, INT Media Group had no investments with maturities greater than three months.

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

     Maintenance and repair expenditures are charged to appropriate expense accounts in the period incurred: replacements, renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and accumulated depreciation of such properties are eliminated from the accounts and the gains or losses thereon are reflected in operations.

     INTANGIBLE ASSETS. Intangible assets are being amortized using the straight-line method over three years.

     IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values have been determined based upon estimated future cash flows. During 2001, INT Media Group determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired. As a result of this determination, INT Media Group has recorded a non-cash charge of approximately $54.2 million.

     INVESTMENTS IN INTERNET.COM VENTURE FUNDS. Although INT Media Group has less than a 20% interest in the internet.com venture funds, the investments are accounted for on the equity basis of accounting as INT Media Group has significant influence as the managing member of the funds. These investments are reviewed whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable.

     ACCRUED WEB SITE ACQUISITION PAYMENTS. Accrued Web site acquisition payments consist of future amounts payable under purchase agreements for Web sites and related Internet media properties.

     ADVERTISING AND PROMOTION EXPENSE. INT Media Group expenses advertising and promotion costs as incurred. Advertising and promotion expense was $670,000, $3.8 million and $3.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. Included in these amounts are expenses related to barter transactions of approximately $2.1 million and $2.9 million for the years ended December 31, 2000 and 2001, respectively.

     INCOME TAXES. INT Media Group accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax recognized in income in the period that includes the date. Valuation allowances have been established torates is deferred tax assets to the amount expected to be realized.

     STOCK BASED COMPENSATION. INT Media Group grants to certain employees stock options with an exercise price equal value of the shares at the date of grant. INT Media Group accounts for stock option grants in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for such grants.

     In October 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As permitted under the provisions of SFAS No. 123, INT Media Group (SFAS) changed its method of accounting for stock-based compensation; however, SFAS No. 123 requires additional footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost.

     RECENT ACCOUNTING PRONOUNCEMENTS. In January 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-17, "Accounting for Advertising Barter Transactions," to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and the fair value recognized disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. Accordingly, INT Media Group began to record the financial statement effects of barter transactions at their estimated fair value, prospectively, beginning in January 2000. Revenues related to barter transactions were approximately $4.1 million and $5.4 million and expenses were $2.1 million and $2.9 million, respectively, for the years ended December 31, 2000 and 2001.

     As of July 1, 2000, INT Media Group adopted Emerging Issues Task Force Issue 00-2, "Accounting for Web Site Development Costs." As a result, INT Media Group is now capitalizing costs incurred for the development of internal Web sites, which had previously been expensed as a component of cost of revenues. INT Media Group continues to expense all costs incurred that relate to the planning and post-implementation phases of development. These charges are included in cost of revenues in the accompanying statements of operations. Amounts capitalized are included in intangible assets in the accompanying balance sheets and the related amortization is included in amortization expense in the accompanying statements of operations. These capitalized costs are being amortized over three years. INT Media Group had capitalized $742,000 and $1.2 million as of December 31, 2000 and 2001, respectively, and recorded related amortization expense of $75,000 and $478,000 for the years ended December 31, 2000 and 2001, respectively.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142. requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, SFAS No. 142 became effective and as a result, INT Media Group will cease to amortize the remaining $5.3 million of net goodwill.

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

     Computations of basic and diluted net loss per share for the years ended December 31, 1999, 2000 and 2001, respectively as follows.
(in thousands, except per share amounts):

                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                                          --------------------------------------------
                                                                             1999             2000            2001
                                                                          ------------    ------------    ------------
        BASIC AND DILUTED NET LOSS PER SHARE
        Numerator:  Net loss                                              $    (22,016)   $    (22,977)   $   (102,186)
        Denominator:  Weighted average shares
          outstanding                                                           20,335          25,014          25,333
                                                                          ------------    ------------    ------------
        Basic and diluted net loss per share                              $      (1.08)   $      (0.92)   $      (4.03)
                                                                          ============    ============    ============

5. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                                          DECEMBER 31,    DECEMBER 31,
                                                                             2000             2001
                                                                          ------------    ------------
        Computer equipment and software                                   $      6,051    $      7,747
        Furniture, fixtures and equipment                                        1,109           1,154
        Leasehold improvements                                                     464             378
                                                                          ------------    ------------
                                                                                 7,624           9,279
        Less: Accumulated depreciation                                          (2,787)         (5,512)
                                                                          ------------    ------------
        Property and equipment, net                                       $      4,837    $      3,767
                                                                          ============    ============

6.  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                                          DECEMBER 31,    DECEMBER 31,
                                                                             2000             2001
                                                                          ------------    ------------
        Goodwill                                                          $    109,347    $     16,393
        Trademarks                                                               1,780           1,322
        Web site development costs                                                 742           1,193
                                                                          ------------    ------------
                                                                               111,869          18,908
        Less: Accumulated amortization                                         (35,282)        (12,139)
                                                                          ------------    ------------
        Intangible assets, net                                            $     76,587    $      6,769
                                                                          ============    ============

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

     The carrying value of long-lived assets, including goodwill, is considered to be impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined based upon estimated future cash flows.

     During 2001, INT Media Group determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired. As a result of this determination, INT Media Group has recorded a non-cash charge of approximately $54.2 million, which reduced the carrying value goodwill in the above table.

7. ACQUISITIONS

     For the years ended December 31, 2000 and 2001, INT Media Group made 28 and two acquisitions of Web sites and related Internet media properties for a total of $40.3 million and $9.7 million, respectively. These acquisitions were accounted for as purchases. Fifteen of these acquisitions for the year ended December 31, 2000 provided for contingent payments to be made after the acquisition date based upon the achievement of certain objectives. The acquired Web sites and related Internet media properties have minimal tangible assets or liabilities.

     On September 8, 2000, INT Media Group consummated the acquisition of all the assets of ClickZ, Inc., a Massachusetts corporation ("ClickZ"), pursuant to an asset purchase agreement, dated September 8, 2000, by and among INT Media Group and the stockholders of ClickZ. The consideration paid in the acquisition of ClickZ consisted of cash in the amount of $10.0 million and 211,382 restricted shares of INT Media Group's common stock.

     On December 22, 2000, INT Media Group agreed to acquire certain assets and to assume certain liabilities of EarthWeb Inc., a Delaware corporation ("EarthWeb"), pursuant to an asset purchase agreement, dated December 22, 2000, by and between INT Media Group and EarthWeb. The consideration paid in the acquisition of EarthWeb consisted of $500,000 in cash plus the assumption of certain de minimus liabilities of EarthWeb. In addition, INT Media Group agreed to provide EarthWeb with advertising impressions on INT Media Group's network of Web sites over a three-year period. INT Media Group valued this barter agreement at $2.7 million, which is included as a component of deferred revenue at December 31, 2000 and 2001.

     On March 5, 2001, INT Media Group completed its acquisition of Intermedia Group, Inc., a Massachusetts corporation ("IMG"), pursuant to a stock purchase agreement by INT Media Group and the stockholders of IMG. IMG is an integrated conference, consulting and event management firm specializing in emerging information technology markets.

     A substantial majority of the purchase price of all the acquisitions made during the years ended December 31, 2000 and 2001 has been recorded as an intangible asset on a preliminary basis and is being amortized over an estimated useful life of three years. On January 1, 2002, SFAS No. 142 became effective and as a result, INT Media Group will cease to amortize the remaining net intangible asset. The purchase accounting for these acquisitions is finalized at a later date not to exceed one year from the purchase date of the acquisitions.

     The unaudited pro forma information below presents results of operations as if all the acquisitions occurred as of January 1, 2000. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results (in thousands, except per share amounts):

                                                                           YEAR ENDED      YEAR ENDED
                                                                          DECEMBER 31,    DECEMBER 31,
                                                                              2000             2001
                                                                          ------------    ------------
        Revenues                                                          $     79,986    $     44,848
                                                                          ============    ============
        Net loss                                                          $    (39,725)   $   (103,181)
                                                                          ============    ============
        Basic and diluted loss per share                                  $      (1.59)   $      (4.07)
                                                                          ============    ============

8. INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following (in thousands):

                                                                          DECEMBER 31,    DECEMBER 31,
                                                                             2000             2001
                                                                          ------------    ------------
        internet.com Venture Fund I LLC                                   $        481    $        144
        internet.com Venture Fund II LLC                                           998             543
        internet.com Venture Partners III LLC                                    2,788           1,096
        Investments in internet.com venture fund portfolio
           companies                                                             1,751             690
        Other assets                                                               783             578
                                                                          ------------    ------------
        Investments and other assets                                      $      6,801    $      3,051
                                                                          ============    ============

     internet.com Venture Fund I LLC ("Fund I"), internet.com Venture Fund II LLC ("Fund II") and internet.com Venture Partners III LLC ("Fund III") (or collectively referred to as the "Funds") were organized on March 23, 1999, September 7, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. I-Venture Management LLC, a wholly owned subsidiary of INT Media Group, is the managing member and acts as the Funds' investment manager and makes all investment decisions on behalf of both Funds. INT Media Group is responsible for the day-to-day operation of the Funds.

     The Funds' investment objective is to maximize capital appreciation through investments in Internet related companies that have a broad focus on content outside the areas of e-business and Internet technology and are believed to have high growth potential.

     As of December 31, 2000 and 2001, INT Media Group had a 14%, 12% and 14% investment in each of Fund I, Fund II and Fund III, respectively. Acting as the managing member of the Funds, INT Media Group has significant influence over the operations of the funds, and accordingly, INT Media Group accounts for these investments on the equity basis of accounting, subject to review for impairment. As of December 31, 2001, INT Media Group was fully invested in Fund I and Fund II and had approximately $7.3 million of capital commitments to Fund III.

     INT Media Group is entitled to approximately a 2% management fee for the day-to-day management of the Funds, which amounted to $107,000, $1.1 million and $1.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. As of December 31, 2000 and 2001, amounts owed to INT Media Group for management fees were $47,000 and $11,000, respectively.

     INT Media Group has entered into barter advertising agreements with certain portfolio companies of Fund I, Fund II and Fund III. In exchange for advertising on INT Media Group's network of Web sites, INT Media Group has received equity interests in these portfolio companies. INT Media Group's equity interest is less than 20%, accordingly INT Media Group accounts for these investments on the cost basis of accounting. The cost has been determined based upon the value of the equity interests received. These investments are reviewed for impairment by the management of INT Media Group on a quarterly basis.

9. PREFERRED STOCK

     On June 25, 1999, in conjunction with its IPO, INT Media Group authorized the issuance of 4,000,000 shares of preferred stock, $.01 par value (the "Preferred Stock").

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

10.  NON-CASH COMPENSATION CHARGE

     In March 1999, internet.com LLC granted 4% of its total membership units at the time to certain of its employees. As these membership units vested upon the completion of the IPO, INT Media Group recorded an $8.0 million compensation charge concurrent with the completion of the IPO on June 25, 1999.

11.  INCOME TAXES

     No benefit for federal and state income taxes was reported in the financial statements for the period from inception (November 24, 1998) through December 31, 1998, as internet.com had elected to be taxed as a partnership prior to the reorganization of internet.com LLC into a subchapter C-Corporation that took effect immediately prior to the closing of the IPO. The federal and state income tax effects of INT Media Group's results of operations were recorded by the members of internet.com LLC in their respective income tax returns for the period from inception (November 24, 1998) through the consummation of the IPO on June 25, 1999.

     INT Media Group did not provide for any current or deferred United States federal or state income taxes for any of the periods presented because it has experienced operating losses since inception.

     As of December 31, 2000 and 2001, INT Media Group had future federal and state income tax benefits as follows (in thousands):

                                                                          DECEMBER 31,    DECEMBER 31,
                                                                             2000             2001
                                                                          ------------    ------------
        Net operating losses                                              $      2,070    $     10,973
        Amortization and impairment of intangible assets                         9,069          33,268
        Depreciation of property and equipment                                     110             284
        Reserves recorded for financial reporting purposes                       1,617           1,467
                                                                          ------------    ------------
        Total future federal and state income tax benefits                      12,866          45,992
                                                                          ------------    ------------
        Less valuation allowance                                               (12,866)        (45,992)
                                                                          ------------    ------------
        Deferred income tax asset                                         $          -    $          -
                                                                          ============    ============

     INT Media Group has a valuation allowance as of December 31, 2000 and 2001, which fully offsets its deferred income tax assets. Due to INT Media Group's brief operating history and recent historical losses, there is no assurance that INT Media Group will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets.

     As of December 31, 2001, INT Media Group has approximately $21.9 million of net operating losses for federal income tax purposes, which begin to expire in 2018. INT Media Group also has $5.4 million of net operating loss carryforwards for state income tax purposes, which begin to expire in 2003.

     A reconciliation setting forth the difference between INT Media Group's effective income tax rate and the U.S. Federal statutory income tax rate is as follows (in thousands):

                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                               1999           2000          2001
                                                           ------------   ------------   ------------
        Federal statutory tax rate                         $     (4,000)  $     (8,042)  $    (35,954)
        State taxes                                                (527)          (936)        (4,285)
        Losses without income tax benefits                        4,071          7,237         33,126
        Non-deductible expenses                                     426          1,667          7,068
        Foreign income taxes                                          -            205              2
        Other                                                        30             74             45
                                                           ------------   ------------   ------------
                                                           $          -   $        205   $          2
                                                           ============   ============   ============

12.  COMMITMENTS AND CONTINGENCIES

     INT Media Group has entered into various operating leases for each of its office facilities. Generally under the lease agreements, INT Media Group is obligated to pay a proportionate share of all electricity, heating, ventilation and air conditioning costs for these premises. Rent expense for leased facilities was $460,000, $1.5 million and $1.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

     Future annual minimum lease payments under all operating leases are as follows (in thousands):

        YEAR ENDING DECEMBER 31,
        ------------------------
        2002                                               $      1,417
        2003                                                        924
        2004                                                        639
        2005                                                         50
                                                           ------------
                                                           $      3,030
                                                           ============

     INT Media Group has entered into employment agreements with two of its officers with terms ranging from six months to one year.

     A complaint seeking class action status was filed in Delaware Chancery Court on June 16, 1999 by a former shareholder of Mecklermedia Corporation alleging that certain officers and directors of Mecklermedia Corporation breached their fiduciary duties in connection with the sale of Mecklermedia Corporation to Penton Media. This former shareholder of Mecklermedia Corporation has asserted claims for damages against the officers and directors and has also named INT Media Group, Incorporated as a defendant seeking that a constructive trust be established. All of the defendants deny such allegations and intend to vigorously defend themselves.

     INT Media Group is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of INT Media Group.

13.  EMPLOYEE BENEFIT PLAN

     INT Media Group has a defined contribution plan, which qualifies under
Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation to the plan. At the discretion of the board of directors, INT Media Group may also make contributions each year for the benefit of all eligible employees under the plan. There were no discretionary contributions for the years ended December 31, 1999, 2000 and 2001, respectively.

14.  STOCK INCENTIVE PLAN

     In April 1999, INT Media Group established a stock incentive plan under which INT Media Group may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors up to an aggregate of 10,000,000 shares of common stock of which 592,350 options were granted immediately prior to the IPO. The exercise price of the options granted under the stock incentive plan will not be less than the fair market value of the shares of INT Media Group's common stock on the date of grant. The plan will terminate on April 15, 2009.

     A summary of the status of INT Media Group's stock option plan as of December 31, 2000 and 2001, and changes during the years ending December 31, 2000 and 2001 are presented below:

                                                       DECEMBER 31, 2000       DECEMBER 31, 2001
                                                     ---------------------   ---------------------
                                                                  WEIGHTED               WEIGHTED
                                                                   AVERAGE                AVERAGE
                                                     NUMBER OF    EXERCISE   NUMBER OF   EXERCISE
                                                      OPTIONS       PRICE     OPTIONS      PRICE
                                                     ----------   --------   ---------   ---------
        Outstanding at beginning of year              1,090,730   $  17.21   4,225,941   $   10.52
        Granted                                       3,387,470   $  13.58   1,851,265   $    3.16
        Exercised                                       (27,455)  $  13.30      (9,720)  $    5.63
        Forfeited                                      (224,804)  $  23.03   1,730,350)  $   15.38
                                                     ----------              ---------
        Outstanding at end of year                    4,225,941   $  10.52   4,337,136   $    8.85
                                                     ==========              =========

        Options exercisable at end of year              376,820   $  12.86   1,118,215   $   13.10
                                                     ==========   ========   =========   =========

        Weighted average fair value of
          options granted during the year                         $  11.04               $    2.56

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000 and 2001: risk-free interest rates of 5.96% and 4.09% respectively; expected lives of 3 years; expected dividend rate of zero; and expected volatility of 150% and 146%, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                          OUTSTANDING                       EXERCISABLE
                           ---------------------------------------   --------------------------
                                           WEIGHTED-
                                            AVERAGE
                            NUMBER OF      REMAINING     WEIGHTED-    NUMBER OF      WEIGHTED-
                            OPTIONS AT      YEARS OF     AVERAGE      OPTIONS AT     AVERAGE
RANGE OF                   DECEMBER 31,   CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
EXERCISE PRICES               2001           LIFE         PRICE          2001         PRICE
                           ------------   -----------   ----------   ------------   -----------
$0.97-$1.24                     673,775      8.22       $     0.97             -             -
$1.95-$2.15                      10,050      9.94       $     2.10             -             -
$2.75-$2.85                     537,015      7.86       $     2.85             -             -
$3.61-$3.73                     136,100      4.57       $     3.73             -             -
$5.63-$9.22                   1,271,403      8.25       $     6.65       305,740    $      6.41
$12.03-$16.28                 1,518,499      5.92       $    13.97       740,828    $     14.14
$18.75-$22.50                    88,266      8.44       $    20.29        35,444    $     20.24
$30.91-$37.09                    24,866      8.52       $    32.74         9,989    $     33.48
$40.69-$58.69                    77,162      8.18       $    44.30        26,214    $     44.45
                           ------------                              -----------
                              4,337,136                                1,118,215
                           ============                              ===========

     INT Media Group applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock option plan.

     The following table reflects pro forma net loss and loss per share had INT Media Group elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share amounts):

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                       -------------------------------------
                                                          1999         2000          2001
                                                       ----------   ----------   -----------
        Net loss
         As reported                                   $  (22,016)  $  (22,977)  $  (102,186)
                                                       ==========   ==========   ===========
         Pro forma                                     $  (24,635)  $  (29,572)  $  (103,256)
                                                       ==========   ==========   ===========
        Basic and diluted loss per share
         As reported                                   $    (1.08)  $    (0.92)  $     (4.03)
                                                       ==========   ==========   ===========
         Pro forma                                     $    (1.21)  $    (1.18)  $     (4.08)
                                                       ==========   ==========   ===========

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

15. RELATED PARTY TRANSACTIONS

     INT Media Group, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement, whereby INT Media Group agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to INT Media Group by Internet World Media, Inc. and Penton Media, Inc. This services agreement expires November 23, 2003.

     I-Venture Management LLC, a wholly owned subsidiary of INT Media Group serves as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Certain directors and officers of INT Media Group serve as directors and officers of I-Venture Management LLC.

     INT Media Group made a $180,000 non-interest-bearing loan to one of its stockholders in 1997, which is still outstanding and is included in other assets as of December 31, 2001.

16. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                        QUARTERS ENDED
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31     TOTAL
                              ----------   ----------   ------------   -----------   -----------
2001
Revenues                      $   12,013   $   10,783   $     10,282   $    10,887   $    43,965
Gross profit                  $    3,999   $    5,393   $      5,922   $     6,550   $    21,864
Net loss                      $  (14,333)  $  (14,727)  $    (68,150)  $    (4,976)  $  (102,186)
Basic and diluted
   loss per share             $    (0.57)  $    (0.58)  $      (2.69)  $     (0.19)  $     (4.03)

                               MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31     TOTAL
                              ----------   ----------   ------------   -----------   -----------
2000
Revenues                      $    9,645   $   12,161   $     14,717   $    15,560   $    52,083
Gross profit                  $    5,420   $    6,662   $      8,383   $     8,627   $    29,092
Net loss                      $   (4,248)  $   (4,431)  $     (5,790)  $    (8,508)  $   (22,977)
Basic and diluted
   loss per share             $    (0.17)  $    (0.18)  $      (0.23)  $     (0.34)  $     (0.92)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to INT Media Group's Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to INT Media Group's Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to INT Media Group's Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to INT Media Group's Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)

          (1) FINANCIAL STATEMENTS: See INT Media Group, Incorporated -- Index to Consolidated Financial Statements at Item 8 on page 28 of this report.

          (2) FINANCIAL STATEMENT SCHEDULE: Schedule II -- Valuation and Qualifying Accounts

          (3)    INDEX TO EXHIBITS

          EXHIBIT NUMBER                   DESCRIPTION
          --------------                   -----------
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

           10.05*+            Registrant's 1999 Stock Incentive Plan

           10.06*+            Employment Agreement between the Registrant and
                              Christopher S. Cardell, dated as of November 24,
                              1998

           10.07*+            Employment Agreement between the Registrant and
                              Christopher J. Baudouin, dated as of
                              November 24, 1998

            10.08*            Specimen Advertising Insertion Order

           10.09** Asset Purchase Agreement, dated September 8, 2000, by and among INT Media Group, Incorporated,
                              ClickZ, Inc., Andrew R. Bourland and Ann M.
                              Handley

             11***            Statement Regarding Computation of Per Share
                              Earnings (Loss) (included in notes to
                              financial statements)

             21***            Subsidiaries of the Registrant

             23***            Consent of Arthur Andersen LLP

           99.1***            Letter to Securities and Exchange Commission
                              Pursuant to Temporary Note 3T

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

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002

                                          INT Media Group, Incorporated


                                          By:   /s/ Alan M. Meckler
                                             -----------------------------------
                                             Name:  Alan M. Meckler
                                             Title: Chairman and Chief Executive
                                                    Officer

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

        /s/ Gilbert F. Bach             Director
     --------------------------------
            Gilbert F. Bach

        /s/ Michael J. Davies           Director
     --------------------------------
            Michael J. Davies

        /s/ William A. Shutzer          Director
     --------------------------------
            William A. Shutzer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of INT Media Group, Incorporated:

     We have audited in accordance with generally accepted auditing standards the consolidated financial statements of INT Media Group, Incorporated included in this Form 10-K and have issued our report thereon dated March 14, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 14, 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                          INT MEDIA GROUP, INCORPORATED
                                 (IN THOUSANDS)

                                                          YEAR ENDED           YEAR ENDED
                                                      DECEMBER 31, 2000    DECEMBER 31, 2001
                                                     -----------------    -----------------
Balance, beginning of period                             $      712           $    2,359
Additions charged to statement of operations                  2,772                4,383
Deductions                                                   (1,125)              (4,932)
                                                         ----------           ----------
Balance, end of period                                   $    2,359           $    1,810
                                                         ==========           ==========