Form 10-Q
period 2002-03-31
INT MEDIA GROUP INC
filed 2002-05-15
CIK 1083712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the transition period from _______ to ________

                        Commission file number: 333-76331

                          INT MEDIA GROUP, INCORPORATED
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      06-1542480
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      23 OLD KINGS HIGHWAY SOUTH
          DARIEN, CONNECTICUT                                  06820
 --------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (203) 662-2800
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                         Yes  [X]   No  [_]

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of May 10, 2002 was 25,333,077.
================================================================================

                          INT MEDIA GROUP, INCORPORATED

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2001
           and March 31, 2002                                                 3

         Consolidated Statements of Operations - For the Three
           Months Ended March 31, 2001 and 2002                               4

         Consolidated Statements of Cash Flows - For the Three
           Months Ended March 31, 2001 and 2002                               5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

PART II. Other Information                                                   14

         Signatures                                                          15

                          INT MEDIA GROUP, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2001 AND MARCH 31, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                         DECEMBER 31,  MARCH 31,
                                                             2001        2002
                                                          ---------   ---------
                                                                     (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                              $  25,100   $  25,139
   Accounts receivable, net of allowances of
     $1,810 and $1,875, respectively                          6,527       5,283
   Prepaid expenses and other                                   573         951
                                                          ---------   ---------
          Total current assets                               32,200      31,373

Property and equipment, net of accumulated
  depreciation of $5,516 and $6,165, respectively             3,767       3,203
Intangible assets, net                                        1,508       1,475
Goodwill                                                      5,261       5,261
Investments and other assets                                  3,051       2,413
                                                          ---------   ---------
          Total assets                                    $  45,787   $  43,725
                                                          =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $   1,388   $     860
   Accrued payroll and related expenses                       1,533       1,172
   Accrued expenses and other                                 3,374       2,979
   Accrued Web site acquisition payments                        398         341
   Deferred revenues                                          2,581       3,218
                                                          ---------   ---------
        Total current liabilities                             9,274       8,570

Accrued Web site acquisition payments                           265         115
Deferred revenues                                               910         683
                                                          ---------   ---------
          Total liabilities                                  10,449       9,368
                                                          ---------   ---------

Stockholders' equity:
   Preferred stock, $.01 par value, 4,000,000
     shares authorized, no shares issued                          -           -
   Common stock, $.01 par value, 75,000,000 shares
     authorized, 25,333,077 shares issued and outstanding       253         253
   Additional paid-in capital                               175,418     175,418
   Accumulated deficit                                     (140,298)   (141,329)
   Accumulated other comprehensive income (loss)                (35)         15
                                                          ---------   ---------
       Total stockholders' equity                            35,338      34,357
                                                          ---------   ---------
       Total liabilities and stockholders' equity         $  45,787   $  43,725
                                                          =========   =========

            See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            2001         2002
                                                          --------     --------
Revenues                                                  $ 12,013     $  8,676
Cost of revenues                                             8,014        3,534
                                                          --------     --------
Gross profit                                                 3,999        5,142
                                                          --------     --------

Operating expenses:
     Advertising, promotion and selling                      5,929        3,365
     General and administrative                              2,714        1,743
     Depreciation                                              696          657
     Amortization                                            9,198          172
                                                          --------     --------
Total operating expenses                                    18,537        5,937
                                                          --------     --------

Operating loss                                             (14,538)        (795)

Loss on investments and other, net                               -         (109)
Interest income                                                716          104
                                                          --------     --------

Loss before income taxes, minority interests
  and equity losses from international
  and venture fund investments, net                        (13,822)        (800)

Provision for foreign income taxes                               2            6
Minority interests                                              48            1
Equity losses from international and venture
  fund investments, net                                       (557)        (226)
                                                          --------     --------
Net loss                                                  $(14,333)    $ (1,031)
                                                          ========     ========

Basic and diluted net loss per share                      $  (0.57)    $  (0.04)
                                                          ========     ========
Weighted average number of common shares outstanding        25,332       25,333
                                                          ========     ========

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2001        2002
                                                           --------    --------
Cash flows from operating activities:
    Net loss                                               $(14,333)   $ (1,031)
    Adjustments to reconcile net cash provided by
     (used in) operating activities-
       Depreciation and amortization                          9,894         829
       Non-cash barter transactions                            (688)       (333)
       Provision for losses on accounts receivable              544         280
       Minority interests                                       (48)         (1)
       Equity losses from international and venture fund
         investments, net                                       557         226
       Loss on investments and other, net                         -         109
    Changes in assets and liabilities:
       Accounts receivable                                    1,983         877
       Prepaid expenses and other                                27        (231)
       Accounts payable and accrued expenses                   (233)     (1,033)
       Deferred revenues                                       (129)        726
                                                           --------    --------
           Net cash (used in) provided by operating
             activities                                      (2,426)        418
                                                           --------    --------

Cash flows from investing activities:
    Additions to property and equipment                      (1,338)       (108)
    Acquisitions of Web sites, related Internet media
      properties and other                                  (19,799)       (444)
    Proceeds from sales of assets and other                       -         173
                                                           --------    --------
           Net cash used in investing activities            (21,137)       (379)
                                                           --------    --------

Cash flows from financing activities:
    Proceeds from exercise of stock options                      55           -
                                                           --------    --------
           Net cash provided by financing activities             55           -
                                                           --------    --------

Effect of exchange rates on cash                                  1           -
                                                           --------    --------

Net (decrease) increase in cash and cash equivalents        (23,507)         39
Cash and cash equivalents, beginning of period               59,979      25,100
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 36,472    $ 25,139
                                                           ========    ========

Supplemental disclosures of cash flow:

    Cash paid for income taxes                             $      -    $     12
                                                           ========    ========

                 See notes to consolidated financial statements

                          INT MEDIA GROUP, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. THE COMPANY

     INT Media Group, Incorporated is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb Network of over 150 Web sites and over 200 e-mail newsletters that generate over 225 million page views monthly. Our INT Media Group Events Division includes nearly 40 offline conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, our INT Media Group Research Division publishes research reports analyzing the Internet and information technologies sectors worldwide.

     Since all of INT Media Group's products and services relate to providing information to Internet industry and information technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet and information technology.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared from the books and records of INT Media Group in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in INT Media Group's Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

     The consolidated financial statements include the accounts of INT Media Group and its majority-owned and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, SFAS No. 142 became effective and as a result, INT Media Group ceased amortizing the remaining goodwill. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months ended March 31, 2001, would have been $5.4 million and $0.21, respectively. Amortization expense related to goodwill was $8.9 million for the three months ended March 31, 2001. INT Media Group is currently evaluating the effect, if any, that the impairment review may have on its results of operations or its financial position.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 has not had a material impact on INT Media Group's financial results.

4. INTANGIBLE ASSETS AND GOODWILL

     INTANGIBLE ASSETS

     The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization, as well as those intangible assets not subject to amortization:

                                                    MARCH 31, 2002
                                      ------------------------------------------
                                                      ACCUMULATED
                                          COST       AMORTIZATION      TOTAL
                                      ------------   ------------   ------------
     Amortized intangible assets

       Trademarks                     $      1,355   $       (453)  $        902
       Web site development costs            1,207           (634)           573
       Other                                   112           (112)             -
                                      ------------   ------------   ------------

       Total                          $      2,674   $     (1,199)  $      1,475
                                      ============   ============   ============

     GOODWILL

     The carrying amount of goodwill has not changed in the three months ended March 31, 2002.

5. COMPUTATION OF NET LOSS PER SHARE

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

     Computations of basic and diluted net loss per share for the three months ended March 31, 2001 and 2002 are as follows (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ---------------------------
                                                      2001           2002
                                                  ------------   ------------

     Numerator: Net loss                          $    (14,333)  $     (1,031)

     Denominator: Weighted average shares
       outstanding                                      25,332         25,333
                                                  ------------   ------------
     Basic and diluted net loss per share         $      (0.57)  $      (0.04)
                                                  ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the accompanying notes, which appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which INT Media Group competes; the unpredictability of INT Media Group's future revenues (including those resulting from online advertising on INT Media Group's Web sites and related Internet media properties), expenses, cash flows and stock price; INT Media Group's investments in international and venture investments; any material change in INT Media Group's intellectual property rights; and continued growth and acceptance of the Internet and information technology. For a more detailed discussion of such risks and uncertainties, refer to INT Media Group's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

     INT Media Group is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb Network of over 150 Web sites and over 200 e-mail newsletters that generate over 225 million page views monthly. Our INT Media Group Events Division includes nearly 40 offline conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, our INT Media Group Research Division publishes research reports analyzing the Internet and information technologies sectors worldwide.


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

     We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by other third parties. In addition, we barter portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. Revenues related to barter transactions were approximately $1.5 million and $1.2 million and expenses were $798,000 and $884,000 for the three months ended March 31, 2001 and 2002, respectively.

     For the three months ended March 31, 2001 and 2002, a majority of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period during which the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or number of times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

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

     We currently offer for rental our permission based opt-in e-mail list names relating to over 260 Internet-specific topics. Members of our community of Internet users volunteer, or "opt-in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet and information technology interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

     Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SEARCHENGINEWATCH, THECOUNTER.COM, WINDRIVERS.COM, WALLSTREETRESEARCHNET.COM, UNCLAIMEDDOMAINS.COM, DOMAINBOOK.COM, ALERTIPO.COM AND NANOTECHPLANET.COM, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees, which has not yet been recognized as revenue.

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

     Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM. We distribute e-mail based press releases to over 6,000 registered journalists. Revenue from this service is recorded on a per use basis and is recognized at the time of distribution.

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

     From July 1995 through March 31, 2002, we made 73 acquisitions of media properties, consisting of 102 Web sites, 107 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of INT Media Group's acquisitions have been accounted for as purchases.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2002

     REVENUES. Revenues were $12.0 million for the three months ended March 31, 2001 and $8.7 million for the three months ended March 31, 2002, representing a decrease of 28%. This change was primarily due to a reduction in advertising revenues. A majority of our revenues relates to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a majority of our revenues for the foreseeable future, we believe that revenues from e-commerce agreements and offerings, conferences and trade shows, permission based opt-in e-mail list rentals, paid subscription services, research reports, licensing, online press release distribution services and venture fund management fees will continue to expand and diversify our future revenue streams.

     COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $8.0 million for the three months ended March 31, 2001 and $3.5 million for the three months ended March 31, 2002, representing a decrease of 56%. This change was primarily due to a reduction of editorial, technology and operations personnel and a decrease in expenses for freelance contributors. As a percentage of revenues, cost of revenues was 67% for the three months ended March 31, 2001 and 41% for the three months ended March 31, 2002.

     ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $5.9 million for the three months ended March 31, 2001 and $3.4 million for the three months ended March 31, 2002, representing a 43% decrease. This change was primarily due to a reduction in advertising sales personnel. As a percentage of revenues, advertising, promotion and selling expenses were 49% for the three months ended March 31, 2001 and 39% for the three months ended March 31, 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $2.7 million for the three months ended March 31, 2001 and $1.7 million for the three months ended March 31, 2002, representing a 36% decrease. This change was primarily due to a reduction in administrative personnel and a reduction in the provision for losses on accounts receivable. As a percentage of revenues, general and administrative expenses were 23% for the three months ended March 31, 2001 and 20% for the three months ended March 31, 2002.

     DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $696,000 for the three months ended March 31, 2001 and $657,000 for the three months ended March 31, 2002, representing a 6% decrease. As a percentage of revenues, depreciation of property and equipment was 6% for the three months ended March 31, 2001 and 8% for the three months ended March 31, 2002. Amortization of intangibles was $9.2 million for the three months ended March 31, 2001 and $172,000 for the three months ended March 31, 2002, representing a 98% decrease. On January 1, 2002, INT Media Group ceased amortizing the remaining goodwill on acquired Web sites and related Internet media properties in accordance with SFAS No. 142. As a percentage of revenues, amortization of intangibles was 77% for the three months ended March 31, 2001 and 2% for the three months ended March 31, 2002.

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

     LOSS ON INVESTMENTS AND OTHER, NET. During the three months ended March 31, 2002, INT Media Group determined that the declines in value from INT Media Group's accounting basis for certain of its investments in internet.com venture fund portfolio companies was other than temporary. INT Media Group recognized losses totaling $109,000 related to investment impairment, net of a gain on the sales of assets.

     INTEREST INCOME. Interest income was $716,000 for the three months ended March 31, 2001 and $104,000 for the three months ended March 31, 2002.

     PROVISION FOR INCOME TAXES. INT Media Group recorded a provision for income taxes of $2,000 for the three months ended March 31, 2001 and $6,000 for the three months ended March 31, 2002 related to foreign income tax liabilities which were recorded based upon estimated foreign tax rates.

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

     As of March 31, 2002, INT Media Group had total current assets of approximately $31.4 million and total current liabilities of $8.6 million, or working capital of approximately $22.8 million.

     Net cash used in operating activities was $2.4 million for the three months ended March 31, 2001 and net cash provided by operating activities was $418,000 for the three months ended March 31, 2002. Net cash used in operating activities for the period ended March 31, 2001 was primarily a result of our net losses adjusted for depreciation and amortization, non-cash barter transactions, provision for losses on accounts receivable, equity losses from international and venture fund investments and a decrease in accounts receivable. Net cash provided by operating activities for the period ended March 31, 2002 was primarily a result of our net losses adjusted for depreciation and amortization as well as a decrease in accounts receivable and an increase in deferred revenues offset by decreases in accounts payable and accrued expenses.

     Net cash used in investing activities was $21.1 million for the three months ended March 31, 2001 and $379,000 for the three months ended March 31, 2002. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

     Net cash provided by financing activities was $55,000 for the three months ended March 31, 2001. Net cash provided by financing activities for the three months ended March 31, 2001 was from the exercise of stock options.

     Capital expenditures were $1.3 million for the three months ended March 31, 2001 and $108,000 for the three months ended March 31, 2002.

     INT Media Group believes the combination of cash on hand and operating cash flow will provide sufficient liquidity for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, SFAS No. 142 became effective and as a result, INT Media Group ceased amortizing the remaining goodwill. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months ended March 31, 2001, would have been $5.4 million and $0.21, respectively. INT Media Group is currently evaluating the effect, if any, that the impairment review may have on its results of operations or its financial position.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 has not had a material impact on INT Media Group's financial results.

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

PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          For a description of material pending legal proceedings affecting the Registrant, see "Item
          3. Legal Proceedings" contained in the
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 2.   CHANGES IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

          Exhibit Number  Description
          --------------  ------------------------------------------------------
          11              Statement Regarding Computation of Per Share Earnings
                          (Loss)(included in notes to consolidated financial statements)

     (b)  Reports on Form 8-K

          On May 10, 2002 INT Media Group filed a Form 8-K disclosing a change in INT Media Group's independent public accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 15, 2002             INT Media Group, Incorporated


                                 /s/ Christopher S. Cardell
                                -----------------------------------------------
                                Christopher S. Cardell
                                Director, President and Chief Operating Officer


                                 /s/ Christopher J. Baudouin
                                -----------------------------------------------
                                Christopher J. Baudouin
                                Chief Financial Officer