Form 10-Q
period 2002-06-30
INT MEDIA GROUP INC
filed 2002-08-14
CIK 1083712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________


                        Commission file number: 333-76331


                          INT MEDIA GROUP, INCORPORATED
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                        06-1542480
-------------------------------                  -------------------------------
(State or other jurisdiction of                  I.R.S. Employer Identification
 incorporation or organization)                                No.)

     23 OLD KINGS HIGHWAY SOUTH
        DARIEN, CONNECTICUT                                   06820
--------------------------------------             -----------------------------
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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of August 12, 2002 was 25,333,077.
================================================================================

                          INT MEDIA GROUP, INCORPORATED

                                      INDEX



                                                                           PAGE
                                                                           ----
PART I.    Financial Information


Item 1.    Financial Statements

           Consolidated Balance Sheets -
           December 31, 2001 and June 30, 2002                               3

           Consolidated Statements of Operations -
           For the Three Months and Six Ended June 30, 2001 and 2002         4

           Consolidated Statements of Cash Flows -
           For the Six Months Ended June 30, 2001 and 2002                   5

           Notes to Consolidated Financial Statements                        6



Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10


Item 3.    Quantitative and Qualitative Disclosures About Market Risk       15



PART II.   Other Information                                                17

           Signatures                                                       19

                          INT MEDIA GROUP, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                       DECEMBER 31, 2001 AND JUNE 30, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         DECEMBER 31,           JUNE 30,
                                                                                             2001                 2002
                                                                                       ----------------    ------------------
                                                                                                               (UNAUDITED)
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                                   $25,100             $25,759
   Accounts receivable, net of allowances of $1,810 and $1,611,
      respectively                                                                               6,527               5,227
   Prepaid expenses and other                                                                      573                 343
                                                                                       ----------------    ------------------
         Total current assets                                                                   32,200              31,329

Property and equipment, net of accumulated depreciation of $5,516 and $6,792,
  respectively                                                                                   3,767               2,913
Intangible assets, net                                                                           1,508               1,400
Goodwill                                                                                         5,261               5,261
Investments and other assets                                                                     3,051               2,130
                                                                                       ----------------    ------------------
         Total assets                                                                          $45,787             $43,033
                                                                                       ================    ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                             $1,388                $677
   Accrued payroll and related expenses                                                          1,533               1,422
   Accrued expenses and other                                                                    3,374               3,619
   Accrued Web site acquisition payments                                                           398                 250
   Deferred revenues                                                                             2,581               2,392
                                                                                       ----------------    ------------------
       Total current liabilities                                                                 9,274               8,360

Accrued Web site acquisition payments                                                              265                   -
 Deferred revenues                                                                                 910                 455
                                                                                       ----------------    ------------------
          Total liabilities                                                                     10,449               8,815
                                                                                       ----------------    ------------------

Stockholders' equity:
   Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares
         issued                                                                                     -                    -
   Common stock, $.01 par value, 75,000,000 shares authorized, 25,333,077
         shares issued and outstanding                                                             253                 253
   Additional paid-in capital                                                                  175,418             175,478
   Accumulated deficit                                                                        (140,298)           (141,511)
   Accumulated other comprehensive loss                                                            (35)                 (2)
                                                                                       ----------------    ------------------
      Total stockholders' equity                                                                35,338              34,218
                                                                                       ----------------    ------------------
      Total liabilities and stockholders' equity                                               $45,787             $43,033
                                                                                       ================    ==================

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                ----------------------------    ----------------------------
                                                                    2001            2002            2001            2002
                                                                ------------    ------------    ------------    ------------
Revenues                                                           $10,783          $9,886        $22,796          $18,562
Cost of revenues                                                     5,390           3,890         13,404            7,424
                                                                ------------    ------------    ------------    ------------

Gross profit                                                         5,393           5,996          9,392           11,138
                                                                ------------    ------------    ------------    ------------

Operating expenses:
     Advertising, promotion and selling                              4,830           3,614         10,760            6,979
     General and administrative                                      3,281           1,618          5,994            3,361
     Depreciation                                                      646             588          1,342            1,245
     Amortization                                                   10,628             195         19,826              367
                                                                ------------    ------------    ------------    ------------
Total operating expenses                                            19,385           6,015         37,922           11,952
                                                                ------------    ------------    ------------    ------------

Operating loss                                                     (13,992)            (19)       (28,530)            (814)

Loss on investments and other, net                                    (367)            (95)          (367)            (204)
Interest income                                                        259              98            975              202
                                                                ------------    ------------    ------------    ------------

Loss before income taxes, minority interests and equity
   losses from international and venture fund investments, net     (14,100)            (16)       (27,922)            (816)

Provision for income taxes                                               -              13              2               19
Minority interests                                                      36              (2)            84               (1)
Equity losses from international and venture fund
    investments, net                                                  (663)           (151)        (1,220)            (377)
                                                                ------------    ------------    ------------    ------------
Net loss                                                          $(14,727)          $(182)      $(29,060)         $(1,213)
                                                                ============    ============    ============    ============

Basic and diluted net loss per share                                $(0.58)         $(0.01)        $(1.15)          $(0.05)
                                                                ============    ============    ============    ============
Weighted average number of common shares outstanding                25,333          25,333         25,333           25,333
                                                                ============    ============    ============    ============


                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,

                                                                                     ----------------------------------
                                                                                          2001               2002
                                                                                     ---------------     --------------
Cash flows from operating activities:
    Net loss                                                                            $(29,060)            $(1,213)
    Adjustments to reconcile net cash (used in) provided by operating activities-
      Depreciation and amortization                                                       21,168               1,612
      Non-cash barter transactions                                                        (1,500)               (649)
      Provision for losses on accounts receivable                                          1,551                  88
      Minority interests                                                                     (84)                  1
      Equity losses from international and venture fund investments, net                   1,220                 377
      Loss on investments and other, net                                                     367                 204
    Changes in assets and liabilities:
      Accounts receivable                                                                  1,961               1,124
      Prepaid expenses and other                                                            (195)                384
      Accounts payable and accrued expenses                                                 (228)               (620)
      Deferred revenues                                                                     (399)                (12)
                                                                                     ---------------     --------------
         Net cash (used in) provided by operating activities                              (5,199)              1,296
                                                                                     ---------------     --------------

Cash flows from investing activities:
    Additions to property and equipment                                                   (1,717)               (131)
    Acquisitions of Web sites, related Internet media properties and other               (25,382)               (769)
    Proceeds from sales of assets and other                                                    -                 263
                                                                                     ---------------     --------------
         Net cash used in investing activities                                           (27,099)               (637)
                                                                                     ---------------     --------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                                   55                   -
                                                                                     ---------------     --------------
         Net cash provided by financing activities                                            55                   -
                                                                                     ---------------     --------------

Effect of foreign exchange rates on cash                                                       1                   -
                                                                                     ---------------     --------------

Net (decrease) increase in cash and cash equivalents                                     (32,242)                659
Cash and cash equivalents, beginning of period                                            59,979              25,100
                                                                                     ---------------     --------------
Cash and cash equivalents, end of period                                                 $27,737             $25,759
                                                                                     ===============     ==============

Supplemental disclosures of cash flow:
    Cash paid for income taxes                                                                $-                 $25
                                                                                     ===============     ==============

                 See notes to consolidated financial statements.

                          INT MEDIA GROUP, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (UNAUDITED)

1.    THE COMPANY

      INT Media Group, Incorporated is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb.com Network of over 150 Web sites and over 200 e-mail newsletters that generate over 200 million page views monthly. Our INT Media Group Events Division includes nearly 40 offline conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, our INT Media Group Research Division publishes research reports analyzing the Internet and information technologies sectors worldwide.

      Since all of INT Media Group's products and services relate to providing information to Internet industry and information technology professionals, Web developers and experienced Internet users, its success is dependent on the continued growth of the Internet and information technology.

2.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared from the books and records of INT Media Group in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in INT Media Group's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

      The consolidated financial statements include the accounts of INT Media Group and its majority-owned and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, SFAS No. 142 became effective and as a result, INT Media Group ceased amortizing the remaining goodwill. INT Media Group completed the transitional goodwill impairment test as required by SFAS No. 142. This impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform the impairment test during the fourth quarter, in connection with the Company's annual budgeting process. Based on the Company's initial impairment test, it was determined that none of the Company's recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on INT Media Group's financial results.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company is in the process of evaluating the effect that adopting SFAS No. 145 will have on its financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS No. 146 will have on its financial statements.

4.    INTANGIBLE ASSETS AND GOODWILL

      INTANGIBLE ASSETS

      The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

                                                                               JUNE 30, 2002
                                                     -----------------------------------------------------------------
                                                                               ACCUMULATED
                                                           COST                AMORTIZATION              TOTAL
                                                     ------------------     -------------------    -------------------
     Amortized intangible assets

        Trademarks                                   $       1,463          $        (561)         $        902
        Web site development costs                           1,216                   (718)                  498
        Other                                                  114                   (114)                    -
                                                     ------------------     -------------------    -------------------

        Total                                        $       2,793          $       1,393          $      1,400
                                                     ==================     ===================    ===================

      The following table sets forth the estimated aggregate amortization expense for the years ending December 31, (in thousands):

       2003                      $751
       2004                      $232
       2005                      $ 23

      GOODWILL

      The carrying amount of goodwill has not changed during the six months ended June 30, 2002.

      ADOPTION OF SFAS NO. 142

      The following table sets forth the results of operations for all periods presented excluding goodwill amortization expense (in thousands, except per share amounts):

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                          --------------------------      --------------------------
                                             2001            2002            2001            2002
                                          ----------      ----------      ----------      ----------
Reported net loss                         $  (14,727)     $     (182)     $  (29,060)     $   (1,213)
Add back goodwill amortization                10,274              --          19,231              --
                                          ----------      ----------      ----------      ----------

Adjusted net loss                         $   (4,453)     $     (182)     $   (9,829)     $   (1,213)
                                          ==========      ==========      ==========      ==========

Basic and diluted net loss per share:

    Reported net loss                     $    (0.58)     $    (0.01)     $    (1.15)     $    (0.05)
    Add back goodwill amortization              0.41              --            0.76              --
                                          ----------      ----------      ----------      ----------
Adjusted net loss                         $    (0.17)     $    (0.01)     $    (0.39)     $    (0.05)
                                          ==========      ==========      ==========      ==========


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

      Computations of basic and diluted net loss per share for the three and six months ended June 30, 2001 and 2002 are as follows (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ----------------------      ----------------------
                                                       2001          2002          2001          2002
                                                     --------      --------      --------      --------
Numerator: Net loss                                  $(14,727)     $   (182)     $(29,060)     $ (1,213)

Denominator: Weighted average shares
  outstanding                                          25,333        25,333        25,333        25,333
                                                     --------      --------      --------      --------

Basic and diluted net loss per share                 $  (0.58)     $  (0.01)     $  (1.15)     $  (0.05)
                                                     ========      ========      ========      ========

      Due to the net loss for the three and six months ended June 30, 2001 and 2002, outstanding options to purchase 4,393,821 and 5,482,218 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share, as the result would have been anti-dilutive.

6.       SEGMENT INFORMATION

      INT Media Group has two reportable segments: Online Media and Events. The Online Media segment derives its revenues primarily from the sale of advertising on INT Media Group's internet.com and EarthWeb.com Network of over 150 Web sites. The Events segment includes offline conferences and trade shows that generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships. INT Media Group evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities.

      Summary information by segment for the three and six months ended June 30, 2001 and 2002 is as follows (in thousands):

FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                       ONLINE MEDIA        EVENTS          OTHER          TOTAL
                                       ------------        ------          -----          -----
Revenues                                     $9,246        $1,221           $316        $10,783
Operating expenses                           $9,806        $1,964        $13,005        $24,775
Operating income (loss)                       $(560)        $(743)      $(12,689)      $(13,992)

FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                       ONLINE MEDIA        EVENTS          OTHER          TOTAL
                                       ------------        ------          -----          -----
Revenues                                     $7,617        $1,945           $324         $9,886
Operating expenses                           $5,668        $1,838         $2,399         $9,905
Operating income (loss)                      $1,949          $107        $(2,075)          $(19)

FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                       ONLINE MEDIA        EVENTS          OTHER          TOTAL
                                       ------------        ------          -----          -----
Revenues                                    $19,892        $2,267           $637        $22,796
Operating expenses                          $23,581        $3,092        $24,653        $51,326
Operating income (loss)                     $(3,689)        $(825)      $(24,016)      $(28,530)

FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                       ONLINE MEDIA        EVENTS          OTHER          TOTAL
                                       ------------        ------          -----          -----
Revenues                                    $14,962        $2,951           $649        $18,562
Operating expenses                          $11,958        $3,018         $4,400        $19,376
Operating income (loss)                      $3,004          $(67)       $(3,751)         $(814)

7.       SUBSEQUENT EVENT

      On August 1, 2002, INT Media Group announced the closing of the acquisition of certain assets of the Jupiter Research and Events businesses from Jupiter Media Metrix, Inc. for total cash consideration of $250,000 and the assumption of certain liabilities. As a result, approximately 90 employees have joined INT Media Group, with the majority of these employees holding research analysis and sales positions.

      Jupiter Research, founded in 1986, is a leading international research advisory organization specializing in business and technology market research in 17 business areas and 9 vertical markets. Jupiter Research analysts are widely quoted in the trade and financial press and Jupiter Events are well known for attracting industry leaders and professional attendees.

      In conjunction with the acquisition, INT Media Group is preparing to change its name from INT Media Group, Incorporated to Jupitermedia Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and the accompanying notes, which appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which INT Media Group competes; the unpredictability of INT Media Group's future revenues (including those resulting from online advertising on INT Media Group's Web sites and related Internet media properties), expenses, cash flows and stock price; INT Media Group's ability to integrate acquired businesses, products and personnel into its existing businesses; INT Media Group's investments in international and venture investments; any material change in INT Media Group's intellectual property rights; and continued growth and acceptance of the Internet and information technology. For a more detailed discussion of such risks and uncertainties, refer to INT Media Group's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

      INT Media Group is a leading provider of global real-time news, information and media resources for Internet industry and information technology professionals, Web developers and experienced Internet users. INT Media Group includes the internet.com and EarthWeb.com Network of over 150 Web sites and over 200 e-mail newsletters that generate over 200 million page views monthly. Our INT Media Group Events Division includes nearly 40 offline conferences and trade shows on Internet and IT-specific topics that are aligned with our Network of Web sites and e-mail newsletters. In addition, our INT Media Group Research Division publishes research reports analyzing the Internet and information technologies sectors worldwide.

     We generate revenues from the following sources:

o advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
o        e-commerce agreements and offerings;
o        conferences and trade shows;
o        permission based opt-in e-mail list rentals;
o        paid subscription services;
o        research services;
o        licensing of our editorial content and brands;
o        online press release distribution services; and
o        venture fund management fees

      We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by other third parties. In addition, we barter portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. Revenues related to barter transactions were approximately $1.2 million and $1.2 million and expenses were $408,000 and $931,000 for the three months ended June 30, 2001 and 2002, respectively. Revenues related to barter transactions were approximately $2.7 million and $2.5 million and expenses were $1.2 million and $1.8 million for the six months ended June 30, 2001 and 2002, respectively.

      For the three months ended June 30, 2001 and 2002, a majority of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period during which the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or number of times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

      Our conferences and trade shows generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations, exhibition space and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the conferences and trade shows are held.

      We currently offer for rental our permission based opt-in e-mail list names relating to over 234 Internet-specific topics. Members of our community of Internet users volunteer, or "opt-in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet and information technology interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

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

      Online press release distribution revenues are generated through INTERNETNEWSBUREAU.COM. We distribute e-mail based press releases to over 6,200 registered journalists. Revenue from this service is recorded on a per use basis and is recognized at the time of distribution.

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

      From July 1995 through June 30, 2002, we made 73 acquisitions of media properties, consisting of 102 Web sites, 107 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of INT Media Group's acquisitions have been accounted for as purchases.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2002

      REVENUES. Revenues were $10.8 million for the three months ended June 30, 2001 and $9.9 million for the three months ended June 30, 2002, representing a decrease of 8%. This change was primarily due to a reduction in advertising revenues. A majority of our revenues relates to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a significant portion of our revenues for the foreseeable future, we believe that revenues from research services, conferences and trade shows, permission based opt-in e-mail list rentals, e-commerce agreements and offerings, paid subscription services, licensing, online press release distribution services and venture fund management fees will continue to expand and diversify our future revenue streams.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $5.4 million for the three months ended June 30, 2001 and $3.9 million for the three months ended June 30, 2002, representing a decrease of 28%. This change was primarily due to a reduction of approximately $1.0 million in salaries and benefits of editorial, technology and operations personnel due to a reduction in the number of employees and a decrease in severance costs of $206,000. As a percentage of revenues, cost of revenues was 50% for the three months ended June 30, 2001 and 39% for the three months ended June 30, 2002.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $4.8 million for the three months ended June 30, 2001 and $3.6 million for the three months ended June 30, 2002, representing a 25% decrease. This change was primarily due to a reduction in salaries and commissions paid to advertising sales personnel of approximately $1.0 million due to a reduction in the number of sales personnel. As a percentage of revenues, advertising, promotion and selling expenses were 45% for the three months ended June 30, 2001 and 37% for the three months ended June 30, 2002.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $3.3 million for the three months ended June 30, 2001 and $1.6 million for the three months ended June 30, 2002, representing a 51% decrease. This change was primarily due to a reduction in salaries paid to administrative personnel of $512,000 due to a reduction in the number of employees and a reduction in the provision for losses on accounts receivable of approximately $1.2 million. As a percentage of revenues, general and administrative expenses were 30% for the three months ended June 30, 2001 and 16% for the three months ended June 30, 2002.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $646,000 for the three months ended June 30, 2001 and $588,000 for the three months ended June 30, 2002, representing a 9% decrease. As a percentage of revenues, depreciation of property and equipment was 6% for the three months ended June 30, 2001 and June 30, 2002. Amortization of intangibles was $10.6 million for the three months ended June 30, 2001 and $195,000 for the three months ended June 30, 2002, representing a 98% decrease. On January 1, 2002, INT Media Group ceased amortizing the remaining goodwill on acquired Web sites and related Internet media properties in accordance with SFAS No. 142. As a percentage of revenues, amortization of intangibles was 99% for the three months ended June 30, 2001 and 2% for the three months ended June 30, 2002.

      LOSS ON INVESTMENTS AND OTHER, NET. INT Media Group determined that the declines in value from INT Media Group's accounting basis for certain of its investments in internet.com venture fund portfolio companies was other than temporary. During the three months ended June 30, 2001 and 2002, INT Media Group recognized losses of $367,000 and $95,000, respectively, related to investment impairment, net of a gain on the sales of assets.

      INTEREST INCOME. Interest income was $259,000 for the three months ended June 30, 2001 and $98,000 for the three months ended June 30, 2002.

      PROVISION FOR INCOME TAXES. INT Media Group did not record a provision for income taxes for the three months ended June 30, 2001 and recorded a provision for foreign income taxes of $13,000 for the three months ended June 30, 2002 based upon estimated foreign tax rates.

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

SIX MONTHS ENDED JUNE 30, 2001 AND 2002

      REVENUES. Revenues were $22.8 million for the six months ended June 30, 2001 and $18.6 million for the six months ended June 30, 2002, representing a decrease of 19%. This change was primarily due to a reduction in advertising revenues from our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $13.4 million for the six months ended June 30, 2001 and $7.4 million for the six months ended June 30, 2002, representing a decrease of 45%. This change was primarily due to a reduction of approximately $2.9 million in salaries and benefits of editorial, technology and operations personnel due to a reduction in the number of employees and a decrease in freelance and professional consulting costs of $989,000. As a percentage of revenues, cost of revenues was 59% for the six months ended June 30, 2001 and 40% for the six months ended June 30, 2002.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $10.8 million for the six months ended June 30, 2001 and $7.0 million for the six months ended June 30, 2002, representing a 35% decrease. This change was primarily due to a reduction in salaries, benefits and commissions paid to advertising sales personnel of approximately $3.2 million due to a reduction in the number of employees. As a percentage of revenues, advertising, promotion and selling expenses were 47% for the six months ended June 30, 2001 and 38% for the six months ended June 30, 2002.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $6.0 million for the six months ended June 30, 2001 and $3.4 million for the six months ended June 30, 2002, representing a 44% decrease. This change was primarily due to a reduction in salaries and benefits paid to administrative personnel of approximately $1.1 million due to a reduction in the number of employees and a reduction in the provision for losses on accounts receivable of approximately $1.2 million. As a percentage of revenues, general and administrative expenses were 26% for the six months ended June 30, 2001 and 18% for the six months ended June 30, 2002.

      DEPRECIATION AND AMORTIZATION. Depreciation of property and equipment was $1.3 million for the six months ended June 30, 2001 and $1.2 million for the six months ended June 30, 2002, representing a 7% decrease. As a percentage of revenues, depreciation of property and equipment was 6% for the six months ended June 30, 2001 and 7% for the six months ended June 30, 2002. Amortization of intangibles was $19.8 million for the six months ended June 30, 2001 and $367,000 for the six months ended June 30, 2002, representing a 98% decrease. On January 1, 2002, INT Media Group ceased amortizing the remaining goodwill on acquired Web sites and related Internet media properties in accordance with SFAS No. 142. As a percentage of revenues, amortization of intangibles was 87% for the six months ended June 30, 2001 and 2% for the six months ended June 30, 2002.

      LOSS ON INVESTMENTS AND OTHER, NET. INT Media Group determined that the declines in value from INT Media Group's accounting basis for certain of its investments in internet.com venture fund portfolio companies was other than temporary. During the six months ended June 30, 2001 and 2002, INT Media Group recognized losses of $367,000 and $204,000, respectively, related to investment impairment, net of a gain on the sales of assets.

      INTEREST INCOME. Interest income was $975,000 for the six months ended June 30, 2001 and $202,000 for the six months ended June 30, 2002.

      PROVISION FOR INCOME TAXES. INT Media Group recorded a provision for income taxes of $2,000 for the six months ended June 30, 2001 and $19,000 for the six months ended June 30, 2002 related to foreign income taxes that were recorded based upon estimated foreign tax rates.

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

      As of June 30, 2002, INT Media Group had total current assets of approximately $31.3 million and total current liabilities of $8.4 million, or working capital of approximately $23.0 million.

      Net cash used in operating activities was $5.2 million for the six months ended June 30, 2001 and net cash provided by operating activities was $1.3 million for the six months ended June 30, 2002. Net cash used in operating activities for the period ended June 30, 2001 was primarily a result of our net losses adjusted for depreciation and amortization, non-cash barter transactions and provision for losses on accounts receivable and a decrease in deferred revenues offset by a decrease in accounts receivable. Net cash provided by operating activities for the period ended June 30, 2002 was primarily a result of our net losses adjusted for depreciation and amortization and non-cash barter transactions as well as a decrease in accounts receivable and prepaid expenses offset by decreases in accounts payable and accrued expenses.

      Net cash used in investing activities was $27.1 million for the six months ended June 30, 2001 and $637,000 for the six months ended June 30, 2002. Net cash used in investing activities was primarily a result of acquisitions of Web sites and related Internet media properties and capital expenditures.

      Net cash provided by financing activities was $55,000 for the six months ended June 30, 2001 and related to the exercise of stock options.

      Capital expenditures were $1.7 million for the six months ended June 30, 2001 and $131,000 for the six months ended June 30, 2002.

      INT Media Group believes the combination of cash on hand and operating cash flow will provide sufficient liquidity for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, SFAS No. 142 became effective and as a result, INT Media Group ceased amortizing the remaining goodwill. INT Media Group completed the transitional goodwill impairment test as required by SFAS No. 142. This impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform the impairment test during the fourth quarter, in connection with the Company's annual budgeting process. Based on the Company's initial impairment test, it was determined that none of the Company's recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on INT Media Group's financial results.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company is in the process of evaluating the effect that adopting SFAS No. 145 will have on its financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS No. 146 will have on its financial statements.

CRITICAL ACCOUNTING POLICIES

         There has been no change to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2001.

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

                             Not Applicable

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

                             Not Applicable

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             INT Media Group's annual meeting of stockholders
was held on May 15, 2002.

                             The following nominees were elected as directors, each to hold office until their successor is elected and qualified, by the vote set forth below:

                             NOMINEE                  FOR             WITHHELD
                             -------                  ---             --------

                             Alan M. Meckler          24,422,995      76,051
                             Christopher S. Cardell   24,422,995      76,051
                             Michael J. Davies        24,470,633      28,413
                             Gilbert F. Bach          24,470,633      28,413
                             William A. Shutzer       24,470,633      28,413

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

                             Exhibit
                              Number     Description
                           ------------- --------------------------------------------------------------------------
                           2             Asset Purchase Agreement, by and among INT Media Group, Incorporated,
                                         Jupiter Media Metrix, Inc. and Jupiter Communications, dated as of June
                                         20, 2002*
                           11            Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated financial statements)





                           99.1          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                         Section 906 of the Sarbanes-Oxley Act of 2002
                           99.2          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                                         Section 906 of the Sarbanes-Oxley Act of 2002

                           * The exhibits to the Asset Purchase Agreement are not being filed herewith. The Asset Purchase Agreement filed herewith briefly describes the contents of each exhibit to the Asset Purchase Agreement. The Registrant undertakes to furnish supplementally a copy of any omitted exhibit to the Commission upon request. Pursuant to Item 601(b)(2) of Regulation S-K, set forth below is a list of the omitted exhibits.

                           Exhibit A        Copyright Assignment Agreement
                           Exhibit B        Trademark Assignment Agreement
                           Exhibit C        Bill of Sale and General Assignment
                           Exhibit D        Assignment and Assumption Agreement
                           Exhibit E        Name Change Agreement

               (b)      Reports on Form 8-K

                           On July 2, 2002, INT Media Group filed a Form 8-K disclosing a press release issued on June 21, 2002 relating to the proposed acquisition of certain assets and the assumption of certain liabilities of Jupiter Media Metrix, Incorporated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 14, 2002                  INT Media Group, Incorporated






                                          /s/ Christopher S. Cardell
                                -----------------------------------------------
                                            Christopher S. Cardell
                                Director, President and Chief Operating Officer



                                          /s/ Christopher J. Baudouin
                                -----------------------------------------------
                                            Christopher J. Baudouin
                                            Chief Financial Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of INT Media Group, Incorporated (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan M. Meckler, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Alan M. Meckler


Alan M. Meckler
Chairman and Chief Executive Officer
August 14, 2002

THIS CERTIFICATION IS MADE SOLELY FOR THE PURPOSE OF 18 U.S.C. SS. 1350, SUBJECT TO THE KNOWLEDGE STANDARD THEREIN, AND NOT FOR ANY OTHER PURPOSE.

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of INT Media Group, Incorporated (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher J. Baudouin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Christopher J. Baudouin


Christopher J. Baudouin
Chief Financial Officer
August 14, 2002


THIS CERTIFICATION IS MADE SOLELY FOR THE PURPOSE OF 18 U.S.C. SS. 1350, SUBJECT TO THE KNOWLEDGE STANDARD THEREIN, AND NOT FOR ANY OTHER PURPOSE.