Form 10-Q
period 2002-09-30
JUPITERMEDIA CORP
filed 2002-11-14
CIK 1083712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                     or

  [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________to_________

                        Commission file number: 333-76331

                            Jupitermedia Corporation
             (Exact name of Registrant as specified in its charter)

             Delaware                                        06-1542480
   ------------------------------                         ---------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

23 Old Kings Highway South Darien, Connecticut                     06820
----------------------------------------------                     -----
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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of November 12, 2002 was 25,340,534.
================================================================================

                            JUPITERMEDIA CORPORATION

                                      INDEX
                                                                            PAGE
PART I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets - December 31, 2001
                 and September 30, 2002                                       3

               Consolidated Statements of Operations - For the Three
                 and Nine Months Ended September 30, 2001 and 2002            4

               Consolidated Statements of Cash Flows - For the Nine
                 Months Ended September 30, 2001 and 2002                     5

               Notes to Consolidated Financial Statements                     6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

Item 3.        Quantitative and Qualitative Disclosures About
                 Market Risk                                                 17

Item 4.        Controls and Procedures                                       17

PART II.       Other Information

Item 1.        Legal Proceedings                                             18

Item 2.        Changes in Securities                                         18

Item 3.        Defaults Upon Senior Securities                               18

Item 4.        Submission of Matters to a Vote of Security Holders           18

Item 5.        Other Information                                             18

Item 6.        Exhibits and Reports on Form 8-K                              18

Signatures                                                                   20

Certifications                                                               21

Exhibit 99.1                                                                 23

Exhibit 99.2                                                                 24

                            JUPITERMEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2002
               (in thousands, except share and per share amounts)

                                                                December 31,   September 30,
                                                                    2001           2002
                                                               ------------    ------------
                                                                                (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                  $     25,100    $     24,679
    Accounts receivable, net of allowances
      of $1,810 and $1,221, respectively                              6,527           7,038
    Unbilled accounts receivable                                       --             1,358
    Prepaid expenses and other                                          573           1,064
                                                               ------------    ------------
          Total current assets                                       32,200          34,139

Property and equipment, net of accumulated depreciation
  of $5,516 and $7,285, respectively                                  3,767           2,637
Intangible assets, net                                                1,508           1,506
Goodwill                                                              5,261           8,303
Investments and other assets                                          3,051           2,043
                                                               ------------    ------------
          Total assets                                         $     45,787    $     48,628
                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $      1,388    $      1,139
    Accrued payroll and related expenses                              1,533           1,528
    Accrued expenses and other                                        3,772           4,265
    Deferred revenues                                                 2,581           7,096
                                                               ------------    ------------
          Total current liabilities                                   9,274          14,028

Accrued Web site acquisition payments                                   265            --
Deferred revenues                                                       910             228
                                                               ------------    ------------
          Total liabilities                                          10,449          14,256
                                                               ------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value, 4,000,000
      shares authorized, no shares issued                              --              --
    Common stock, $.01 par value, 75,000,000 shares
      authorized, 25,333,077 and 25,336,410 shares issued at
      December 31, 2001 and September 30, 2002, respectively            253             253
    Additional paid-in capital                                      175,418         175,483
    Accumulated deficit                                            (140,298)       (141,267)
    Treasury stock, 65,000 shares at cost                              --              (106)
    Accumulated other comprehensive income (loss)                       (35)              9
                                                               ------------    ------------
         Total stockholders' equity                                  35,338          34,372
                                                               ------------    ------------
         Total liabilities and stockholders' equity            $     45,787    $     48,628
                                                               ============    ============

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                   ------------------------    ------------------------
                                                      2001          2002          2001          2002
                                                   ----------    ----------    ----------    ----------
Revenues                                           $   10,282    $   10,478    $   33,078    $   29,040
Cost of revenues                                        4,360         4,261        17,765        11,685
                                                   ----------    ----------    ----------    ----------
Gross profit                                            5,922         6,217        15,313        17,355
                                                   ----------    ----------    ----------    ----------

Operating expenses:
     Advertising, promotion and selling                 3,972         3,432        14,731        10,411
     General and administrative                         3,173         1,743         9,167         5,104
     Depreciation                                         704           494         2,046         1,739
     Amortization                                      10,683           226        30,509           593
     Impairment of intangibles                         53,897          --          53,897          --
                                                   ----------    ----------    ----------    ----------
Total operating expenses                               72,429         5,895       110,350        17,847
                                                   ----------    ----------    ----------    ----------

Operating income (loss)                               (66,507)          322       (95,037)         (492)

Gain (loss) on investments and other, net              (1,115)           34        (1,482)         (170)
Interest income                                           238            90         1,213           292
                                                   ----------    ----------    ----------    ----------

Income (loss) before income taxes, minority
  interests and equity losses from international
  and venture fund investments                        (67,384)          446       (95,306)         (370)

Provision for income taxes                               --               6             2            25
Minority interests                                         11           (10)           95           (11)
Equity losses from international and
  venture fund investments, net                          (777)         (186)       (1,997)         (563)
                                                   ----------    ----------    ----------    ----------
Net income (loss)                                  $  (68,150)   $      244    $  (97,210)   $     (969)
                                                   ==========    ==========    ==========    ==========


Basic net income (loss) per share                  $    (2.69)   $     0.01    $    (3.84)   $    (0.04)
                                                   ==========    ==========    ==========    ==========

Basic weighted average number of common
  shares outstanding                                   25,333        25,329        25,333        25,332
                                                   ==========    ==========    ==========    ==========

Diluted net income (loss) per share                $    (2.69)   $     0.01    $    (3.84)   $    (0.04)
                                                   ==========    ==========    ==========    ==========

Diluted weighted average number of common
  shares outstanding                                   25,333        25,374        25,333        25,332
                                                   ==========    ==========    ==========    ==========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
                                   (unaudited)
                                 (in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                ----------------------------
                                                                    2001            2002
                                                                ------------    ------------
Cash flows from operating activities:
     Net loss                                                   $    (97,210)   $       (969)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities-
        Depreciation and amortization                                 32,555           2,332
        Impairment of intangibles                                     53,897            --
        Non-cash barter transactions                                  (1,955)           (957)
        Provision for losses on accounts receivable                    2,874            (100)
        Minority interests                                               (95)             11
        Equity losses from international and venture
          fund investments, net                                        1,997             563
        Loss on investments and other, net                             1,482             170
     Changes in assets and liabilities, net of effects
     of acquisition:
        Accounts receivable                                            2,389             810
        Unbilled accounts receivable                                    --                94
        Prepaid expenses and other                                       391            (256)
        Accounts payable and accrued expenses                         (2,238)             42
        Deferred revenues                                                (84)           (696)
                                                                ------------    ------------
          Net cash (used in) provided by operating activities         (5,997)          1,044
                                                                ------------    ------------

Cash flows from investing activities:
     Additions to property and equipment                              (1,787)           (158)
     Acquisitions of media properties and other                      (26,526)         (1,590)
     Distribution from internet.com venture funds                       --                88
     Proceeds from sales of assets and other                            --               296
                                                                ------------    ------------
          Net cash used in investing activities                      (28,313)         (1,364)
                                                                ------------    ------------

Cash flows from financing activities:
     Purchase of treasury stock                                         --              (106)
     Proceeds from exercise of stock options                              55               5
                                                                ------------    ------------
          Net cash provided by (used in)
            financing activities                                          55            (101)
                                                                ------------    ------------

Effect of foreign exchange rates on cash                                   1            --
                                                                ------------    ------------

Net decrease in cash and cash equivalents                            (34,254)           (421)
Cash and cash equivalents, beginning of period                        59,979          25,100
                                                                ------------    ------------
Cash and cash equivalents, end of period                        $     25,725    $     24,679
                                                                ============    ============
Supplemental disclosures of cash flow:
     Cash paid for interest                                     $       --      $       --
                                                                ============    ============
     Cash paid for income taxes                                 $         38    $         31
                                                                ============    ============

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (unaudited)

1. THE COMPANY

     On August 12, 2002, INT Media Group, Incorporated received unanimous approval from the Board of Directors to change its name to Jupitermedia Corporation. Jupitermedia Corporation is a leading provider of global real-time news, information, research and media resources for information technology and Internet industry professionals. Jupitermedia includes the internet.com and EarthWeb.com Network of over 150 Web sites and over 200 e-mail newsletters that generate over 200 million page views monthly. Jupitermedia also includes Jupiter Research, a leading international research advisory organization specializing in business and technology market research in 18 business areas and 9 vertical markets. In addition, Jupiter Events include nearly 40 offline conferences and trade shows focused on IT and business-specific topics.

     Since all of Jupitermedia's products and services relate to providing information to information technology and Internet industry professionals, its success is dependent on the continued growth of information technology and the Internet.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in Jupitermedia's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

     The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with finite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. On January 1, 2002, SFAS No. 142 became effective and as a result, Jupitermedia ceased amortizing the remaining goodwill. Jupitermedia completed the transitional goodwill impairment test as required by SFAS No. 142. This impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Jupitermedia expects to perform the impairment test during the fourth quarter, in connection with Jupitermedia's annual budgeting process. Based on Jupitermedia's initial impairment test, it was determined that none of Jupitermedia's recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. Jupitermedia's management does not expect the adoption of SFAS No. 143 to have a material impact on Jupitermedia's financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on Jupitermedia's financial results.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The standard is effective for fiscal years beginning after May 15, 2002. Jupitermedia's management does not expect the adoption of SFAS No. 145 to have a material impact on Jupitermedia's financial results.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for Jupitermedia for disposal activities initiated after December 31, 2002. Jupitermedia's management does not expect the adoption of SFAS No. 146 to have a material impact on Jupitermedia's financial results.


4. INTANGIBLE ASSETS AND GOODWILL

     INTANGIBLE ASSETS

     The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

                                                 September 30, 2002
                                        ------------------------------------
                                                     Accumulated
                                           Cost     Amortization    Total
                                        ----------   ----------   ----------
     Amortized intangible assets

     Trademarks                         $    1,768   $     (686)  $    1,082
     Web site development costs              1,227         (803)         424
     Other                                     130         (130)        --
                                        ----------   ----------   ----------
     Total                              $    3,125   $   (1,619)  $    1,506
                                        ==========   ==========   ==========

     The following table sets forth the estimated aggregate amortization expense for the years ending December 31, (in thousands):

          2003          $839
          2004          $369
          2005           $76

     GOODWILL

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

                                         Online Media   Research   Events    Total
                                         ------------   --------   ------   ------

     Balance as of December 31, 2001         $5,212      $  --     $   49   $5,261
     Goodwill acquired during period            --        3,042       --     3,042
                                             ------      -------   ------   ------
     Balance as of September 30, 2002        $5,212       $3,042   $   49   $8,303


     During the third quarter of 2001, Jupitermedia determined that certain intangible assets associated with various acquired media properties were impaired. As a result of this determination, Jupitermedia recorded a non-cash charge of $53.9 million.

     ADOPTION OF SFAS NO. 142

     The following table sets forth the results of operations for all periods presented excluding goodwill amortization expense (in thousands, except per share amounts):

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 ------------------------   ------------------------
                                                    2001          2002         2001          2002
                                                 ----------    ----------   ----------    ----------
Reported net income (loss)                       $  (68,150)   $      244   $  (97,210)   $     (969)
Add back goodwill amortization                       10,442          --         29,673          --
                                                 ----------    ----------   ----------    ----------

Adjusted net income (loss)                       $  (57,708)   $      244   $  (67,537)   $     (969)
                                                 ==========    ==========   ==========    ==========

Basic and diluted net income (loss) per share:
     Reported net income (loss)                  $    (2.69)   $     0.01   $    (3.84)   $    (0.04)
     Add back goodwill amortization                    0.41          --           1.17          --
                                                 ----------    ----------   ----------    ----------

Adjusted net income (loss)                       $    (2.28)   $     0.01   $    (2.67)   $    (0.04)
                                                 ==========    ==========   ==========    ==========

5. COMPUTATION OF NET LOSS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

     Computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2001 and 2002 are as follows (in thousands, except per share amounts):

                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                         --------------------   --------------------
                                           2001        2002       2001        2002
                                         --------    --------   --------    --------
     Numerator: Net income (loss)        $(68,150)   $    244   $(97,210)   $   (969)

     Denominator: Basic weighted
       average shares outstanding          25,333      25,329     25,333      25,332
                                         --------    --------   --------    --------

     Basic net income (loss) per share   $  (2.69)   $   0.01   $  (3.84)   $  (0.04)
                                         ========    ========   ========    ========


                                          Three Months Ended      Nine Months Ended
                                             September 30,          September 30,
                                         --------------------   --------------------
                                           2001        2002       2001        2002
                                         --------    --------   --------    --------

     Numerator: Net income (loss)        $(68,150)   $    244   $(97,210)   $   (969)

     Denominator: Diluted weighted
       average shares outstanding          25,333      25,374     25,333      25,332
                                         --------    --------   --------    --------

     Diluted net income (loss) per
       share                             $  (2.69)   $   0.01   $  (3.84)   $  (0.04)
                                         ========    ========   ========    ========

     Due to the net loss for the three months ended September 30, 2001 and the nine months ended September 30, 2001 and 2002, outstanding options to purchase 4,766,174 and 5,886,810 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for those periods, as the result would have been anti-dilutive.

6. SEGMENT INFORMATION

     Jupitermedia has three reportable segments: Online Media, Research and Events. The Online Media segment derives its revenues primarily from the sale of advertising on Jupitermedia's internet.com and EarthWeb.com Network of over 150 Web sites and over 200 e-mail newsletters. Research represents the acquired Jupiter Research division. Jupiter Research provides advisory reports in business and technology market research in 18 business areas and 9 vertical markets. The Events segment includes offline conferences and trade shows that generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities.

     Summary information by segment for the three and nine months ended September 30, 2001 and 2002 is as follows (in thousands):

                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                               ----------------------    ----------------------
                                  2001         2002         2001         2002
                               ---------    ---------    ---------    ---------
     Revenues:
          Online Media         $   8,666    $   6,526    $  28,558    $  21,488
          Research                  --          2,179         --          2,179
          Events                   1,266        1,458        3,533        4,409
          Other                      350          315          987          964
                               ---------    ---------    ---------    ---------
                               $  10,282    $  10,478    $  33,078    $  29,040
                               ---------    ---------    ---------    ---------
     Operating expenses:
          Online Media         $   9,024    $   4,665    $  32,605    $  16,623
          Research                  --          1,749         --          1,749
          Events                     975        1,352        4,067        4,370
          Other                   66,790        2,390       91,443        6,790
                               ---------    ---------    ---------    ---------
                               $  76,789    $  10,156    $ 128,115    $  29,532
                               ---------    ---------    ---------    ---------
     Operating income (loss):
          Online Media         $    (358)   $   1,861    $  (4,047)   $   4,865
          Research                  --            430         --            430
          Events                     291          106         (534)          39
          Other                  (66,440)      (2,075)     (90,456)      (5,826)
                               ---------    ---------    ---------    ---------
                               $ (66,507)   $     322    $ (95,037)   $    (492)
                               =========    =========    =========    =========

7. ACQUISITION

     On June 20, 2002, Jupitermedia agreed to acquire (the "Acquisition) certain assets and to assume certain liabilities of the Jupiter Research and Events businesses from Jupiter Media Metrix, Inc., a Delaware corporation ("Jupiter"), pursuant to an Asset Purchase Agreement, dated as of June 20, 2002, by and between Jupitermedia, Jupiter and Jupiter Communications, Inc., a Delaware Corporation. The Acquisition closed on July 31, 2002.

     The consideration paid in the Acquisition consisted of cash in the amount of $250,000 plus the assumption of certain liabilities of Jupiter including obligations to fulfill contractual commitments.

     The unaudited pro forma information below presents results of operations as if the Acquisition had occurred as of January 1, 2001. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results (in thousands, except per share amounts):

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ---------------------   ---------------------
                                   2001        2002        2001        2002
                                ---------   ---------   ---------   ---------
     Revenues                   $  21,564   $  11,568   $  66,926   $  38,822
                                =========   =========   =========   =========
     Net income (loss)          $(364,691)  $     459   $(499,881)  $ (10,787)
                                =========   =========   =========   =========
     Basic and diluted income
      (loss) per share          $  (14.40)  $    0.02   $  (19.73)  $   (0.43)
                                =========   =========   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the accompanying notes, which appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia's future revenues, expenses, cash flows and stock price; Jupitermedia's ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia's investments in international and venture investments; any material change in Jupitermedia's intellectual property rights; and continued growth and acceptance of the Internet and information technology. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

     Jupitermedia is a leading provider of global real-time news, information, research and media resources for information technology and Internet industry professionals. Jupitermedia includes the internet.com and EarthWeb.com Network of over 150 Web sites and over 200 e-mail newsletters that generate over 200 million page views monthly. Jupitermedia also includes Jupiter Research, a leading international research advisory organization specializing in business and technology market research in 18 business areas and 9 vertical markets. In addition, Jupiter Events include nearly 40 offline conferences and trade shows focused on IT and business-specific topics.


     We generate revenues from the following sources:

     ONLINE MEDIA

     o advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

     o    e-commerce agreements and offerings;

     o    permission based opt-in e-mail list rentals;

     o    paid subscription services;

     o    licensing of our editorial content and brands;

     o    online press release distribution services;

     Events

     o    conferences and trade shows;

     Research

     o    research services;

     Other

     o    venture fund management fees

     We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by other third parties. In addition, we barter portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. Revenues related to barter transactions were approximately $1.6 million and $1.2 million and expenses were $1.1 million and $867,000 for the three months ended September 30, 2001 and 2002, respectively. Revenues related to barter transactions were approximately $4.3 million and $3.6 million and expenses were $2.4 million and $2.7 million for the nine months ended September 30, 2001 and 2002, respectively.

     ONLINE MEDIA

     For the three and nine months ended September 30, 2001 and 2002, a majority of our revenues were from the sale of advertising. We recognize advertising revenue ratably in the period during which the advertising is displayed, provided that we have no significant remaining obligations and collection of the resulting receivable is probable. Such obligations typically include guarantees of a minimum number of advertising impressions, or number of times an advertisement is displayed. We use a direct sales force to sell advertising to companies and advertising agencies.

     Our e-commerce agreements generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. Generally, bounties and revenue sharing agreements require a monthly minimum fee from Jupitermedia's customers. Revenues from these agreements are recognized in the month in which they are earned.

     We currently offer for rental our permission based opt-in e-mail list names relating to over 230 Internet-specific topics. Members of our community of Internet users volunteer, or "opt-in," to be included on these lists to receive e-mail product offerings and information relevant to their Internet and information technology interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. We generate revenues on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of use by the renter.

     Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch, TheCounter.com, WinDrivers.com, WallStreetResearchNet.com, UnclaimedDomains.com, DomainBook.com, AlertIPO.com and NanoelectronicsPlanet.com, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees, which has not yet been recognized as revenue.

     Our licensing agreements vary in structure, with Jupitermedia generating fixed fees, royalties or both for access to our editorial content and brands. We generally license our editorial content and brands to offline and online media companies. Revenues are recognized ratably over the period of the licensing agreements.

     Online press release distribution revenues are generated through InternetNewsBureau.com. We distribute e-mail based press releases to over 6,300 registered journalists. Revenue from this service is recorded on a per use basis and is recognized at the time of distribution.

     EVENTS

     Our conferences and trade shows generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Proceeds from the sale of attendee registrations, exhibition space and advertiser and vendor sponsorships are deferred and recognized as revenue at the time the conferences and trade shows are held.

     RESEARCH

     Our research offerings are a combination of proprietary written analysis, supporting data and access to our research analysts. We typically sell our research products on an annual subscription basis and revenues are deferred and then recognized over the term of the related contract as services are provided.

     OTHER

     Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Management fees are recognized ratably over the period in which services are rendered. In addition, Jupitermedia is entitled to 20% of the realized gains earned from portfolio investments, which are recognized at the time of distribution from the venture capital funds.

     From July 1995 through September 30, 2002, we made 74 acquisitions of media properties, consisting of 102 Web sites, 107 e-mail newsletters, 125 online discussion forums and 162 moderated e-mail discussion lists. We expect to continue to pursue strategic acquisitions to strengthen our content offerings and services. All of Jupitermedia's acquisitions have been accounted for as purchases.

     We have sustained losses in the past, and because costs are largely fixed in the short term, we expect to be vulnerable to significant fluctuations in operating losses if actual revenues fall below anticipated levels. Furthermore, given the rapidly evolving nature of our business, our operating results are difficult to forecast and period-to-period comparison of our operating results will not be meaningful and should not be relied upon as any indication of future performance. Due to these and other factors, many of which are outside our control, quarterly operating results may fluctuate significantly in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

     REVENUES. Revenues were $10.3 million for the three months ended September 30, 2001 and $10.5 million for the three months ended September 30, 2002, representing an increase of 2%. This change was primarily due to the acquisition of Jupiter Research partially offset by a reduction in advertising revenues. A majority of our revenues relates to advertising on our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. While we anticipate that advertising revenues will continue to represent a significant portion of our revenues for the foreseeable future, we believe that revenues from research services, conferences and trade shows, permission based opt-in e-mail list rentals, e-commerce agreements and offerings, paid subscription services, licensing and online press release distribution services will continue to expand and diversify our future revenue streams.

     COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, research, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $4.4 million for the three months ended September 30, 2001 and $4.3 million for the three months ended September 30, 2002, representing a decrease of 2%. This change was primarily due to a reduction in freelance and professional consulting costs of $243,000 and a reduction in various office related costs of $299,000 offset by an increase of approximately $448,000 in salaries, benefits and other related costs of research, technology and operations personnel due to an increase in the number of employees resulting from the acquisition of Jupiter Research. As a percentage of revenues, cost of revenues was 42% for the three months ended September 30, 2001 and 41% for the three months ended September 30, 2002.

     ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $4.0 million for the three months ended September 30, 2001 and $3.4 million for the three months ended September 30, 2002, representing a 14% decrease. This change was primarily due to a reduction in barter advertising of approximately $281,000 and a reduction in various office related costs of $220,000. As a percentage of revenues, advertising, promotion and selling expenses were 39% for the three months ended September 30, 2001 and 33% for the three months ended September 30, 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $3.2 million for the three months ended September 30, 2001 and $1.7 million for the three months ended September 30, 2002, representing a 45% decrease. This change was primarily due to a reduction in the provision for losses on accounts receivable of $1.5 million. As a percentage of revenues, general and administrative expenses were 31% for the three months ended September 30, 2001 and 17% for the three months ended September 30, 2002.

     DEPRECIATION. Depreciation of property and equipment was $704,000 for the three months ended September 30, 2001 and $494,000 for the three months ended September 30, 2002, representing a 30% decrease. This decline was a result of reduced capital expenditures. As a percentage of revenues, depreciation of property and equipment was 7% for the three months ended September 30, 2001 and 5% for the three months ending September 30, 2002.

     AMORTIZATION. Amortization of intangibles was $10.7 million for the three months ended September 30, 2001 and $226,000 for the three months ended September 30, 2002, representing a 98% decrease. On January 1, 2002, Jupitermedia ceased amortizing the remaining goodwill on acquired media properties in accordance with SFAS No. 142. As a percentage of revenues, amortization of intangibles was 104% for the three months ended September 30, 2001 and 2% for the three months ended September 30, 2002.

     IMPAIRMENT OF INTANGIBLES. Jupitermedia recorded a non-cash charge of $53.9 million for the three months ended September 30, 2001 related to the impairment of intangibles.

     GAIN (LOSS) ON INVESTMENTS AND OTHER, NET. During the three months ended September 30, 2001, Jupitermedia recognized losses of $1.1 million related to investment impairment, net of a gain on the sales of assets. Jupitermedia determined that the declines in value from Jupitermedia's accounting basis for certain of its investments in internet.com venture fund portfolio companies was other than temporary. During the three months ended September 30, 2002 Jupitermedia recognized a gain of $34,000 on the sale of assets.

     INTEREST INCOME. Interest income was $238,000 for the three months ended September 30, 2001 and $90,000 for the three months ended September 30, 2002.

     PROVISION FOR INCOME TAXES. Jupitermedia did not record a provision for income taxes for the three months ended September 30, 2001 and recorded a provision for foreign income taxes of $6,000 for the three months ended September 30, 2002 based upon estimated foreign tax rates.

     MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of profits or losses of Jupitermedia's majority-owned consolidated international subsidiaries.

     Equity losses from international and venture fund investments, net. Equity losses represent Jupitermedia's net equity interests in the investments in internet.com venture funds and international joint ventures.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

     REVENUES. Revenues were $33.1 million for the nine months ended September 30, 2001 and $29.0 million for the nine months ended September 30, 2002, representing a decrease of 12%. This change was primarily due to a reduction in advertising revenues from our network of Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.

     COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, research, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $17.8 million for the nine months ended September 30, 2001 and $11.7 million for the nine months ended September 30, 2002, representing a decrease of 34%. This change was primarily due to a reduction of approximately $3.7 million in salaries, benefits and other related costs of editorial, technology and operations personnel due to a reduction in the number of employees, a decrease in freelance and professional consulting costs of $1.2 million, a decrease in Web site hosting of $503,000 and a decrease in various office related costs of $353,000. As a percentage of revenues, cost of revenues was 54% for the nine months ended September 30, 2001 and 40% for the nine months ended September 30, 2002.

     ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $14.7 million for the nine months ended September 30, 2001 and $10.4 million for the nine months ended September 30, 2002, representing a 29% decrease. This change was primarily due to a reduction in salaries, benefits and commissions paid to advertising sales personnel of approximately $3.1 million due to a reduction in the number of employees. As a percentage of revenues, advertising, promotion and selling expenses were 45% for the nine months ended September 30, 2001 and 36% for the nine months ended September 30, 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $9.2 million for the nine months ended September 30, 2001 and $5.1 million for the nine months ended September 30, 2002, representing a 44% decrease. This change was primarily due to a reduction in salaries and benefits paid to administrative personnel of approximately $1.4 million due to a reduction in the number of employees and a reduction in the provision for losses on accounts receivable of approximately $2.7 million. As a percentage of revenues, general and administrative expenses were 28% for the nine months ended September 30, 2001 and 18% for the nine months ended September 30, 2002.

     DEPRECIATION. Depreciation of property and equipment was $2.0 million for the nine months ended September 30, 2001 and $1.7 million for the nine months ended September 30, 2002, representing a 15% decrease. This decline was a result of reduced capital expenditures. As a percentage of revenues, depreciation of property and equipment was 6% for the nine months ended September 30, 2001 and September 30, 2002.

     AMORTIZATION. Amortization of intangibles was $30.5 million for the nine months ended September 30, 2001 and $593,000 for the nine months ended September 30, 2002, representing a 98% decrease. On January 1, 2002, Jupitermedia ceased amortizing the remaining goodwill on acquired media properties in accordance with SFAS No. 142. As a percentage of revenues, amortization of intangibles was 92% for the nine months ended September 30, 2001 and 2% for the nine months ended September 30, 2002.

     IMPAIRMENT OF INTANGIBLES. Jupitermedia recorded a non-cash charge of $53.9 million for the nine months ended September 30, 2001 related to the impairment of intangibles.

     GAIN (LOSS) ON INVESTMENTS AND OTHER, NET. Jupitermedia determined that the declines in value from Jupitermedia's accounting basis for certain of its investments in internet.com venture fund portfolio companies was other than temporary. During the nine months ended September 30, 2001 and 2002, Jupitermedia recognized losses of $1.5 million and $170,000, respectively, related to investment impairment, net of a gain on the sales of assets.

     INTEREST INCOME. Interest income was $1.2 million for the nine months ended September 30, 2001 and $292,000 for the nine months ended September 30, 2002.

     PROVISION FOR INCOME TAXES. Jupitermedia recorded a provision for income taxes of $2,000 for the nine months ended September 30, 2001 and $25,000 for the nine months ended September 30, 2002 related to foreign income taxes that were recorded based upon estimated foreign tax rates.

     MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of profits or losses of Jupitermedia's majority-owned consolidated international subsidiaries.

     EQUITY LOSS FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET. Equity losses represent Jupitermedia's net equity interests in the investments in internet.com venture funds and international joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded operations primarily with cash from our initial and follow-on public offerings, borrowings under a line of credit and the capital contributions of members of internet.com LLC. On June 25, 1999, we completed our initial public offering of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to Jupitermedia aggregated approximately $43.0 million. On June 30, 1999, Jupitermedia paid the outstanding balance under our line of credit of approximately $5.0 million and terminated the line of credit. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by Jupitermedia and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by Jupitermedia from the follow-on offering were approximately $98.3 million. Jupitermedia did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

     As of September 30, 2002, Jupitermedia had total current assets of approximately $34.1 million and total current liabilities of $14.0 million, or working capital of approximately $20.1 million.

     Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2001 and net cash provided by operating activities was $1.0 million for the nine months ended September 30, 2002. Net cash used in operating activities for the period ended September 30, 2001 was primarily a result of our net losses adjusted for depreciation and amortization, non-cash barter transactions and provision for losses on accounts receivable and decreases in accounts payable and accrued expenses offset by a decrease in accounts receivable. Net cash provided by operating activities for the period ended September 30, 2002 was primarily a result of our net losses adjusted for depreciation and amortization and non-cash barter transactions as well as a decrease in accounts receivable offset by decreases in deferred revenues.

     Net cash used in investing activities was $28.3 million for the nine months ended September 30, 2001 and $1.4 million for the nine months ended September 30, 2002. Net cash used in investing activities was primarily a result of acquisitions of media properties and capital expenditures.

     Net cash provided by financing activities was $55,000 for the nine months ended September 30, 2001 and related to the exercise of stock options. Net cash used in financing activities for the nine months ended September 30, 2002 was $101,000 and was from the purchase of treasury stock offset by proceeds received from the exercise of stock options.

     Capital expenditures were $1.8 million for the nine months ended September 30, 2001 and $158,000 for the nine months ended September 30, 2002.

     Jupitermedia believes the combination of cash on hand and operating cash flow will provide sufficient liquidity for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with finite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. On January 1, 2002, SFAS No. 142 became effective and as a result, Jupitermedia ceased amortizing the remaining goodwill. Jupitermedia completed the transitional goodwill impairment test as required by SFAS No. 142. This impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), Jupitermedia expects to perform the impairment test during the fourth quarter, in connection with Jupitermedia's annual budgeting process. Based on Jupitermedia's initial impairment test, it was determined that none of Jupitermedia's recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. Jupitermedia's management does not expect the adoption of SFAS No. 143 to have a material impact on Jupitermedia's financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 did not have a material impact on Jupitermedia's financial results.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The standard is effective for fiscal years beginning after May 15, 2002. Jupitermedia's management does not expect the adoption of SFAS No. 145 to have a material impact on Jupitermedia's financial results.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for Jupitermedia for disposal activities initiated after December 31, 2002. Jupitermedia's management does not expect the adoption of SFAS No. 146 to have a material impact on Jupitermedia's financial results.

CRITICAL ACCOUNTING POLICIES

     Due to the acquisition of Jupiter Research, the following are additions to our critical accounting policies to those included in our most recent Form 10-K for the year ended December 31, 2001.

     Research Revenues. Jupiter Research revenues are deferred and then recognized over the term of the related contract as services are provided.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

     Changes in Internal Controls. There have been no significant changes in our internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

               Exhibit Number   Description
               -----------------------------------------------------------------
               11               Statement Regarding Computation of Per Share
                                Earnings (Loss) (included in notes to
                                consolidated financial statements)
               99.1             Certification Pursuant to 18 U.S.C. Section
                                1350, as Adopted Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002
               99.2             Certification Pursuant to 18 U.S.C. Section
                                1350, as Adopted Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               On July 2, 2002, Jupitermedia filed a Form 8-K announcing that it had signed a definitive agreement to acquire the assets of the Jupiter Research and Events businesses from Jupiter Media Metrix, Incorporated.

               On August 15, 2002, Jupitermedia filed a Form 8-K announcing its acquisition of certain assets and the assumption of certain liabilities of Jupiter Media Metrix, Incorporated pursuant to an asset purchase agreement dated as of June 20, 2002, by and among Jupitermedia, Jupiter Media Metrix, Incorporated and Jupiter Communications, Incorporated had closed.

               On October 15, 2002, Jupitermedia filed a Form 8-K/A disclosing certain historical and pro forma financial information related to its acquisition of certain assets and the assumption of certain liabilities of Jupiter Media Metrix, Incorporated pursuant to an asset purchase agreement dated as of June 20, 2002, by and among Jupitermedia, Jupiter Media Metrix, Incorporated and Jupiter Communications, Incorporated.

               On November 4, 2002, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 14, 2002               Jupitermedia Corporation



                                         /s/ Christopher S. Cardell
                                        ---------------------------------------
                                        Christopher S. Cardell
                                        Director, President and Chief Operating
                                        Officer


                                         /s/ Christopher J. Baudouin
                                        ---------------------------------------
                                        Christopher J. Baudouin
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Alan M. Meckler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Jupitermedia Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Alan M. Meckler
-----------------------------
Alan M. Meckler
Chairman and Chief Executive Officer
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher J. Baudouin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Jupitermedia Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Christopher J. Baudouin
---------------------------------
Christopher J. Baudouin
Chief Financial Officer
November 14, 2002