Form 10-K
period 2002-12-31
JUPITERMEDIA CORP
filed 2003-03-28
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-76331

Jupitermedia Corporation
(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Old Kings Highway South
Darien, Connecticut	06820
(Address of principal executive offices)	(Zip Code)

(203) 662-2800
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	Common Stock $.01 par value

          Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 28, 2002, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $21,038,003.

          The number of shares of the outstanding registrant’s Common Stock as of March 20, 2003, was 25,352,433.

          Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

Jupitermedia Corporation

Annual Report on Form 10-K

          “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve risks and uncertainties, that could cause actual results to differ materially from those described in the forward-looking statements.  The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia’s future revenues, expenses, cash flows and stock price; Jupitermedia’s ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia’s international and venture capital investments; any material change in Jupitermedia’s intellectual property rights; and continued growth and acceptance of information technology and the Internet.  For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia’s reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.  The forward-looking statements included herein are made as of the date of this Form 10-K, and Jupitermedia assumes no obligation to update the forward-looking statements after the date hereof.

PART I

ITEM 1. BUSINESS

Overview

          Jupitermedia is a provider of global real-time news, information, research and media resources for information technology (“IT”) and Internet industry professionals. We provide our community of users with the following resources:

•	real-time IT and Internet industry news	•	tutorials, training and skills development
•	business and technology market research	•	buyer’s guides and products reviews
•	IT and business-specific conferences and trade	•	discussion forums
	shows	•	software downloads
•	information about emerging products and technologies	•	expert advice

Strategy

          Our objective is to maintain and strengthen our position as a provider of business information and events focused on IT and the Internet industry.  We intend to achieve this objective by continuing to execute the following strategies:

          Increase Our Proprietary Offerings and Services.  We will strengthen our existing offerings and services by continuing to improve our proprietary content, research and events available for our community of users.  We will continue to identify emerging topics of interest and then create content, research and events for those topics through internal development and strategic acquisitions.

          Expand Revenue Opportunities.  For the year ended December 31, 2002, a majority of our revenues were derived from advertising.  We are continuing to develop additional revenue sources through the launch of new research coverage topics and events.

          Grow Through Targeted Acquisitions.  From July 1995 through February 28, 2003, we made 75 acquisitions.  We expect to continue to pursue strategic acquisitions to strengthen our offerings and services.  We may also acquire IT and Internet related media properties to obtain valuable brands, expertise or access to new users, advertisers and vendors.  We intend to use the experience gained from our numerous acquisitions in order to identify, evaluate, acquire and integrate other media properties, which are complementary to our business.

Segments

          Jupitermedia operates in three business segments (for additional information – see also Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 hereof):

•	Online media
•	Research
•	Events

          Online media

          Our online media business includes our internet.com and EarthWeb.com network of over 150 Web sites and 200 e-mail newsletters that generate over 200 million page views monthly (as of February 28, 2003).  Our network is organized into the following 16 vertical content categories, or channels that serve our users:

•	InternetNews Channel - Provides real-time coverage of IT and Internet industry news events from around the world.

•	IT Channel - Provides access to IT professionals with news, analyses, tutorials, reviews and resource guides to help them select, implement and maintain enterprise technology solutions.

•	Developer Channel - Provides our users who are responsible for building and maintaining Web sites with tutorials and the latest information and trends for Web site development.

•	Interactive Marketing Channel - Provides IT and Internet marketers and e-commerce professionals with information resources, market research and sales and marketing techniques.

•	Internet Resources Channel - Provides information, community services and Web tools for computing enthusiasts and Webmasters.

•

xSP Resources Channel. – Provides news, analysis, commentary and community interaction to help Application Service Provider (“ASP”) professionals do their jobs and buy products and services more efficiently.  Also, provides information for professionals in the Internet Service Provider (“ISP”) industry, including ISP-Planet.com and ISP-Lists.com.

•	Small Business Channel – Helps small business owners evaluate, acquire and upgrade computing technology, create and enhance online businesses, and stay current with the latest terminology.

•	Internet Investing Channel - Provides stock and financial news, information and analysis about Internet companies.

•	International Channel - Provides IT and Internet news and information for specific countries or regions including Asia, Australia, Germany, Japan, Korea and Turkey.

•	Download Channel - Helps experienced Internet users evaluate and retrieve freeware and shareware software in a variety of categories including business, developer, utilities, multimedia and games.

•	Linux/Open Source Channel - Provides news, tutorials, information resources and e-commerce services for technology professionals implementing and maintaining Linux and/or open source technologies.

•	Internet Lists Channel - A collection of Web-based directories that allow users to find and evaluate ISPs, ASPs, Web design firms, trade shows and online casinos.

•	Windows Technology Channel - Provides news, tutorials, and information resources for IT professionals implementing and maintaining Internet and intranet applications using Microsoft

Corporation technologies including Microsoft.NET, Windows Active Server Pages and Back Office.

•

Wireless Internet Channel – Provides comprehensive coverage of the technologies, services and products for users of wireless networks (including Wi-Fi and 802.11), Personal Digital Assistants (PDAs), wireless communicators (such as RIM Blackberry) as well as daily coverage of innovative products and services for mobile Internet use.

•	EarthWeb Channel – Provides a comprehensive set of solutions to a broad range of IT and Internet professionals including all job titles from Chief Technology Officers to programmers.

•	Career Channel – Provides access to IT and Internet job listings posted by thousands of employers across the country.

          We generate our online media business revenues from :

          Advertising.  We sell advertising on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists.  Company obligations typically include guarantees of a minimum number of advertising impressions, or times that an advertisement is viewed by users of our Web sites and related media properties.

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

          Permission Based Opt-in E-Mail List Rentals.  We currently offer for rental our permission based opt-in e-mail list names relating to over 270 IT and Internet-specific topics.  Members of our community of users volunteer, or “opt-in,” to be included on these lists to receive e-mail product offerings and information relevant to their interests.  Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed.

          Paid Subscription Services.  Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, WinDrivers.com, WallStreetResearchNet.com and AlertIPO.com, which are sold through our network and through affiliate relationships.

          Licensing Agreements.  We license our editorial content and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed content.  We license selected portions of our editorial content to print publishers.  We license one-time rights to reprint individual articles, online or in print, to third parties through licensing of reprints and copyright permission requests.  We also provide access to limited versions of our editorial content to others at no charge, to promote our brands and generate traffic.

          Online Press Release Distribution Services.  Through InternetNewsBureau.com, we provide paid e-mail based press release distribution services.  These press releases are e-mailed to over 5,900 registered journalists.

          Webinars.  Jupiter Webinars are objective, educational online forums that provide focused research findings and analysis from Jupiter Research, as well as other highly respected analysts, journalists and industry experts.  These live multimedia presentations provide actionable, unbiased information, as well as the opportunity to interact with the analysts through live question and answer segments.  Jupiter Webinars are free to qualified professionals.

          Research

          Our Jupiter Research division provides market insight, data and objective analysis for both end-user and vendor companies.  Jupiter Research covers a variety of sectors and industries to provide clients with information to understand changes in the market.  Jupiter Research provides objective insight and analysis, backed by proprietary data in the form of forecasts, consumer surveys and executive surveys.  Jupiter Research analysts bring to clients domain expertise, a crucial element to put into context both specific data and changing events.

          Jupiter Research consists of three main product lines:  Syndicated Research, Custom Research and Consulting and a la carte solutions.

          Syndicated Research.  Syndicated research delivers data and analysis via written research reports and also analyst inquiry.  Reports include forecasts and survey data to understand consumers’ behaviors and preferences, as well as how executives are investing in particular technologies and platforms.  Analyst inquiry allows companies to dig deeper into a given subject one-on-one, to test ideas and to add objective insight for specific industries and online circumstances.  Syndicated research is typically sold on a subscription basis.

Core Analyst Research
•	802.11 Mobility	•	Online Advertising
•	Broadband	•	Online Behavior & Demographics
•	Content & Programming	•	Payments & Transactions
•	Content Management	•	Personal Technology
•	Customer Relationship Management	•	Site Technologies & Operations
•	Digital Television	•	Wireless
•	Marketing & Branding

Core Analyst Research - Europe
•	Commerce	•	Marketing & Advertising
•	Content & Programming	•	Platforms & Access
•	Market Forecasts	•	Wireless

Australia Research
•	Access, Advertising & Commerce

Vertical Industry Research
•	Automotive	•	Health
•	Banking & Lending	•	Music
•	Brokerage & Wealth Management	•	Personal Computer & Console Games
•	Consumer Packaged Goods	•	Retail
•	Entertainment & Media	•	Travel

          Custom Research and Consulting.  Our Custom Research and Consulting product meets project-specific research needs.  Strategic consulting projects utilize a variety of research methodologies to provide proprietary recommendations; allow clients to test specific hypotheses regarding how new technologies, competitive forces and alternative go-to-market strategies affect their market position; and expand on Jupiter Research’s knowledge and data, often focusing on markets or issues not directly covered in existing products.  Types of custom research projects include market opportunity assessments, leading practice analyses, business evaluations, new business model assessments, multi-client studies and site benchmarking.

          A la Carte Solutions.  Jupiter Research analysts provide additional services to clients via our Web Site Review product and our speaker program.

•

Our Web Site Review is for businesses that want to maximize the effectiveness of their online site and service.  The Jupiter Research Web Site Review assesses a Web site along six key dimensions and provides actionable recommendations that can improve the user experience and effectiveness of the site.

•

The Insight Onsite speaker program provides opportunities to engage Jupiter Research analysts as speakers.  Jupiter Research analysts speak frequently in a variety of venues, from large internal and external company audiences to smaller roundtable discussions and brainstorming sessions.

          Our Jupiter Research division also includes Jupiter Direct.  Jupiter Direct is an online outlet where customers can purchase copies of research reports and briefings.

          Events

          Our Jupiter Events division includes nearly 40 offline conferences and trade shows focused on IT and business-specific topics that are of interest to our community of users.  Events scheduled include:

•	802.11 Planet	•	ISPCON
•	ClickZ E-Mail Strategies	•	IT Infrastructure & Management Services
•	ClickZ Weblog Business Strategies	•	IT Service Management Forum
•	Computer Digital Expo	•	Jupiter Advertising Forum
•	Enterprise Linux Forum	•	Jupiter Content Management
•	FlashKit	•	Jupiter Online Media
•	Game Marketwatch	•	Jupiter Plug.IN
•	Instant Messaging Planet	•	Search Engine Strategies

          Most events include an extensive conference program, which provides a forum for the exchange and dissemination of information relevant to the particular event’s focus. In addition, most events have “keynote” sessions with speakers who are known for their industry knowledge and expertise.

          We are able to efficiently promote these conferences and trade shows through our online network.  We generate revenues from attendee registrations, exhibition space from exhibitors who pay a fixed price per square foot of booth space and advertiser and vendor sponsorships.

Venture Fund Investments

          We are the portfolio manager of internet.com Venture Fund I LLC, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, a $15.0 million venture fund formed in

September 1999, and internet.com Venture Partners III LLC, a $75.0 million venture fund formed in January 2000, all of which invest in early-stage content-based Internet properties that are not competitive with Jupitermedia.  We earn management fees for the day-to-day operation and general management of the funds.  We are also entitled to 20% of the realized gains on investments made by these funds.  In February 2003, the operating agreement of internet.com Venture Fund II LLC was amended to provide for the dissolution of the fund and distribution of the fund assets by December 31, 2003.  In October 2002, the operating agreement of internet.com Venture Partners III was amended to reduce the fund’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund assets by December 31, 2003.  We no longer have any outstanding capital commitments related to these three venture funds.  We invested $700,000 in the initial fund, $1.8 million in the second fund and $3.1 million in the third fund, each of which is now fully invested.  The remaining $4.3 million of capital raised and funded in the initial fund, $13.2 million raised and funded in the second fund and $19.4 million raised and funded in the third fund were sourced by third party investors.

Corporate Information

          Prior to the acquisition of Mecklermedia Corporation by Penton Media, Inc. (“Penton Media”) in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia.  Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering IT and the Internet industry.  In connection with this acquisition, Penton Media determined that Mecklermedia’s Internet business was not consistent with its planned strategic direction.  To address this issue, Alan M. Meckler, Mecklermedia’s Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia.  As of February 28, 2003, Mr. Meckler beneficially owned approximately 54.5% of our outstanding common stock.

          internet.com LLC was incorporated on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999.  On May 24, 2001, internet.com Corporation changed its name from internet.com Corporation to INT Media Group, Incorporated.  On August 12, 2002, INT Media Group, Incorporated received unanimous approval from the Board of Directors to change its name to Jupitermedia Corporation.

          Our principal executive offices are located at 23 Old Kings Highway South, Darien, Connecticut 06820 and our telephone number is (203) 662-2800.

Marketing

          Online media

          We employ a combination of online and offline advertising and promotional campaigns to promote our content offerings and services to our community of users, advertisers and vendors.  User advertising includes cross-promotion on our network, advertising in trade publications and at trade shows and promotional links from Web sites that attract demographically similar audiences.  We have participated in various IT and Internet industry events and we have also used print advertising in various IT and Internet trade publications.

          Our marketing efforts are directed largely at acquiring advertising clients and commerce agreements.  We principally use offline and online advertising, direct mail and event sponsorships for customer acquisition. Advertising Age, AdWeek, B2B Magazine, Technology Marketing, Online Advertising Discussion List and SRDS are among the venues used to deliver our promotional messages.

          We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by other third parties.  In addition, we have bartered portions of unsold advertising impressions for equity interests in certain of our venture funds’ portfolio companies.  We recognize revenue and expense from barter transactions at their estimated fair values in accordance with the guidelines set under Emerging Issues Task Force No. 99-17 “Accounting for Advertising Barter Transactions.”  Revenues related to barter transactions were $4.1 million, $5.4 million and $4.3 million and expenses were $2.1 million, $2.9 million and $3.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

          Research

          We support our Jupiter Research sales efforts through various types of marketing and brand building activities as well as leveraging the users of our online network. We use public relations, user group seminars, trade shows and speaking engagements to generate publicity for our products and services.  We extensively cross-promote our research through targeted electronic campaigns that include Web banners, e-mail newsletter ads, dedicated e-mail messages to select e-mail newsletter subscriber databases and opt-in e-mail messages.

          Events

          Our Jupiter Events marketing initiatives are focused mainly on leveraging the users of our online network.  We extensively cross-promote our events through targeted electronic campaigns that include Web banners, e-mail newsletter ads, dedicated e-mail messages to select e-mail newsletter subscriber databases and opt-in e-mail messages.  To supplement our internal marketing efforts, we also execute highly targeted traditional direct mail campaigns by mailing postcards to select lists in targeted geographic areas.  The postcards serve as an event overview and an invitation to visit our Web sites to obtain further information.  Mailing lists and print advertisements are bartered with media companies in exchange for a presence at our conferences and trade shows.

Sales

          We sell our products through a direct sales force. Our U.S. sales force operates from our New York, San Francisco and Darien offices, and we also maintain local representatives in various locations throughout the United States. We also have sales employees and sales representatives in Canada, Australia and a number of European countries. Employees receive a base salary and are eligible for commissions based on sales and revenue goals.  Sales representatives receive commissions based on a percentage of sales.

Geographic Financial Information

          A significant majority of our revenues are derived from our U.S. operations.

Recent Developments

          In August 2002, we completed the acquisition of the assets of the Jupiter Research and Events business from Jupiter Media Metrix, Inc. (Nasdaq: JMXI) for $250,000 and the assumption of certain liabilities.  In September 2002, our name was changed to Jupitermedia Corporation (Nasdaq: JUPM) from INT Media Group, Inc. (Nasdaq: INTM).

Intellectual Property

          We seek protection of our proprietary content, logos, brands, domain names and software relating to our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions.  We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future.  We pursue the registration of our trademarks and service marks in the United States and internationally, and have applied for registration in the United States and numerous other countries for a number of our trademarks and service marks.  We also pursue copyright registration of our content in the United States.  We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our services or make them available through the Internet, and it is difficult for us to police unauthorized use of our proprietary rights and information.

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

Domain Names

          We own the Internet domain name “internet.com,” as well as numerous other domain names both in the United States and internationally.  Domain names generally are regulated by Internet regulatory bodies.  The regulation of domain names in the United States and in foreign countries is subject to change.  Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.  As a result, we might not acquire or maintain the “internet.com” or comparable domain name in all the countries in which we conduct business.

          The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and still evolving.  Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

Seasonality and Cyclicality

          Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our online media business.  Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver.

          Our results will be impacted by the number and size of events we hold in each quarter.  In addition, there may be fluctuations as events held in one period in the current year may be held in a different period in future years.

          Expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Customers

          Our customer base is a diverse group of companies, many of which are focused on IT and the Internet.

Backlog

          The following is a summary of our backlog for each of our segments as of December 31, 2001 and 2002 (in thousands):

	December 31, 2001	December 31, 2002

Online media	$8,055	$5,300
Research	—	4,761
Events	330	317

	$8,385	$10,378

          Our online media backlog consists of commitments for advertising, list rental, e-commerce and licensing arrangements on our network and subscriptions to our paid subscription services.  Research backlog consists of subscriptions to our research products.  Events backlog consists of prepayments of attendee registration fees and contracts for exhibition space and sponsorships.

          Most of our backlog at December 31, 2002 will be recognized as revenue in 2003.

Competition

          Online media

          The market for Internet-based services is relatively new, intensely competitive and rapidly changing.  Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated.  We expect that competition will continue to intensify.  We compete with other companies, which direct a portion of their overall Web content at the IT and Internet professional community, such as CNET, Inc., CMP Media Inc., IDG, VNU and Ziff Davis.  We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media.

          Research

          In the market for research products and services, our principal competitors are Gartner Inc., META Group Inc. and Forrester Research, Inc.  Numerous other companies, however, compete with us both domestically and internationally in providing research and analysis related to a specific industry or geographic area.  In addition, we face increased direct and indirect competition from IT research firms, business consulting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

          Events

          Our events compete for exhibitors and attendees with other technology related trade shows, including personal computer and computer network related shows, such as IDG and Key3Media, Inc. Some of our competitors are affiliated with major publishers of technology related books and magazines.

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

          Employees

          The following is a summary of our employees by segment as of February 28, 2003:

Online media	136
Research	71
Events	32
Other	26

265

ITEM 2. PROPERTIES

          We lease approximately 20,000 square feet of office space in a facility in Darien, Connecticut that houses our principal administrative, marketing and IT operations. Our events sales and operations, and online media editorial teams also work out of this facility.  We lease approximately 5,000 square feet in an additional facility in Darien, Connecticut that is currently being sublet to an unaffiliated third party.

          We lease approximately 16,000 square feet of office space in a facility in New York, New York, that is used by editorial personnel in our online media division, research analysts in our Jupiter Research division and sales personnel for both our online media and Jupiter Research divisions.  Under a lease that expires in September 2004, we lease approximately 11,000 square feet in an additional facility in New York, New York that is currently vacant. Due to the decline in the commercial real estate market in this area, this space may not be sublet for several quarters. Once this space is sublet, we expect that it will be at rates that are below currently contracted amounts.

          We lease approximately 6,000 square feet of office space in San Francisco, California that is used primarily by our online media and research sales personnel.  We also have domestic operating leases in Boston and Westboro, Massachusetts; and Clinton Township, Michigan.  In addition, we have international operating leases in Australia, Sweden, France, the United Kingdom and Germany.

          We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used.  We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

          Messrs. Alan M. Meckler and Christopher S. Cardell, who are stockholders, executive officers and directors of Jupitermedia, were stockholders, executive officers and directors of Mecklermedia Corporation prior to its acquisition by Penton Media in November 1998.  In addition, Messrs. Gilbert F. Bach and Michael J. Davies, who are directors of Jupitermedia, were directors of Mecklermedia Corporation prior to its acquisition by Penton Media.  A complaint seeking class action status was filed in Delaware Chancery Court on June 16, 1999 by a former stockholder of Mecklermedia Corporation alleging that Messrs. Meckler, Cardell, Bach and Davies, as well as the other directors of Mecklermedia Corporation, breached their fiduciary duties of care, candor and loyalty in connection with the approval of the sale of Mecklermedia Corporation to Penton Media at the price paid by Penton Media and the related sale of 80.1% of the Internet business of Mecklermedia Corporation to Mr. Meckler at the price paid by Mr. Meckler.  Among other things, this plaintiff has alleged that the price paid by Penton Media for the purchase of Mecklermedia Corporation, and the price paid by Mr. Meckler for an 80.1% stake in the Internet business of Mecklermedia Corporation, were inadequate.  This former stockholder of Mecklermedia Corporation has asserted claims for unspecified damages.  The plaintiff also named Jupitermedia Corporation as a defendant seeking that a constructive trust be established consisting of any benefits derived by the defendants in respect of the allegations set forth in the complaint.

          On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs.

          On or about October 9, 2001, with leave of the Delaware Chancery court, plaintiffs filed a Second Amended Class Action Complaint (“SAC”).  The SAC adds allegations concerning defendants’ alleged failure to disclose certain facts concerning Mr. Meckler’s role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue.  Defendants filed a motion to dismiss the SAC on

April 1, 2002.  On November 6, 2002, the Court issued an opinion denying the defendants’ motion to dismiss the SAC.  On December 13, 2002, all of the defendants, including Jupitermedia, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses.  All of the defendants intend to continue to vigorously defend themselves.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The common stock of Jupitermedia began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol “INTM”.  Prior to that date, there was no public market for our common stock.  In September 2002, effective with the change in the name of the company to Jupitermedia Corporation, our ticker symbol was changed to “JUPM”.  The following table sets forth for the periods indicated the high and low sale prices of our common stock.

	High	Low

Year ended December 31, 2001
First Quarter	$10.000	$3.125
Second Quarter	$5.270	$2.500
Third Quarter	$4.400	$0.960
Fourth Quarter	$2.750	$1.070
Year ended December 31, 2002
First Quarter	$3.540	$1.910
Second Quarter	$3.500	$1.800
Third Quarter	$2.440	$1.400
Fourth Quarter	$2.810	$1.550
Year ending December 31, 2003
First Quarter (through February 28, 2003)	$3.020	$2.370

          As of February 28, 2003, there were 72 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

DIVIDEND POLICY

          We have never declared or paid a cash dividend and do not anticipate doing so in the foreseeable future.  We expect to retain earnings to finance the expansion and development of our business.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,645,589	$6.33	4,298,776
Equity compensation plans not approved by security holders	—	—	—

Total	5,645,589	$6.33	4,298,776

ITEM 6. SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with the financial statements of Jupitermedia, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected financial data of the iWorld division of Mecklermedia for the year ended September 1998, and for the period from October 1, 1998 through November 23, 1998, are derived from financial statements of the iWorld division of Mecklermedia.

          The financial information of the iWorld division of Mecklermedia included herein is not necessarily indicative of the results of operations, financial position and cash flows of Jupitermedia had it been a stand-alone entity at such times.  It is also not necessarily indicative of the results of operations, financial position and cash flows of Jupitermedia in the future.  The share information reflects the conversion of Jupitermedia from a limited liability company into a corporation as if such conversion had occurred at the beginning of each period indicated.

(Amounts in 000’s, except per share data)	Fiscal Year Ended Sept. 30 1998 (1)	Oct. 1, 1998 through Nov. 23 1998 (1)	Inception (Nov. 24, 1998) through Dec. 31 1998 (2)	Fiscal Year Ended December 31

				1999 (2)	2000 (2)	2001 (2)	2002 (2)

Statement of Operations Data:
Revenues	$3,544	$778	$772	$16,085	$52,083	$43,965	$40,697
Cost of revenues	2,171	456	403	8,366	22,991	22,101	16,757

Gross profit	1,373	322	369	7,719	29,092	21,864	23,940

Operating expenses:
Advertising, promotion and selling	1,406	441	239	7,545	18,254	18,471	14,116
General and administrative	1,349	195	449	4,434	10,172	11,956	6,787
Depreciation	429	67	15	673	2,099	2,730	2,235
Amortization	920	86	632	9,796	24,854	33,785	807
Impairment of intangibles	—	—	—	—	—	54,184	—
Non-cash compensation charge	—	—	—	7,975	—	—	—

Total operating expenses	4,104	789	1,335	30,423	55,379	121,126	23,945

Operating loss	(2,731)	(467)	(966)	(22,704)	(26,287)	(99,262)	(5)
Loss on investments and other, net	—	—	—	—	(216)	(1,946)	(205)
Interest income (expense), net	—	—	(8)	688	4,814	1,376	383

Income (loss) before income taxes, minority interests and equity loss from international and venture fund investments	(2,731)	(467)	(974)	(22,016)	(21,689)	(99,832)	173
Provision for income taxes	—	—	—	—	205	2	—
Minority interests	—	—	—	—	399	83	(40)
Equity loss from international and venture fund investments, net	—	—	—	—	(1,482)	(2,435)	(644)

Net loss	$(2,731)	$(467)	$(974)	$(22,016)	$(22,977)	$(102,186)	$(511)

Basic and diluted net loss per share			$(.06)	$(1.08)	$(0.92)	$(4.03)	$(0.02)

Weighted average number of common shares			16,216	20,335	25,014	25,333	25,318

	As of

	Dec. 31, 2001 (2)	Dec. 31, 2002 (2)

Balance Sheet Data:
Cash and cash equivalents	$25,100	$25,451
Working capital	22,926	21,312
Total assets	45,787	49,307
Total equity	35,338	34,854

(1)     Represents the financial data of the iWorld division of Mecklermedia Corporation.

(2)     Represents the financial data of Jupitermedia.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Jupitermedia is a provider of global real-time news, information, research and media resources for IT and Internet industry professionals. We provide our community of users, with the following resources:

•	real-time IT and Internet industry news	•	tutorials, training and skills development
•	business and technology market research	•	buyer’s guides and products reviews
•	IT and business-specific conferences and	•	discussion forums
	trade shows	•	software downloads
•	information about emerging products and technologies	•	expert advice

Results of Operations

          The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Fiscal Year Ended December 31,

	2000	2001	2002

Statement of Operations Data:
Revenues	100%	100%	100%
Cost of revenues	44	50	41

Gross profit	56	50	59

Operating expenses:
Advertising, promotion and selling	35	42	35
General and administrative	20	27	17
Depreciation	4	6	5
Amortization	48	77	2
Impairment of intangibles	—	123	—

Total operating expenses	107	275	59

Operating loss	(51)	(225)	—
Loss on investments and other, net	—	(4)	(1)
Interest income	9	3	1

Loss before income taxes, minority interests and equity loss from international and venture fund investments	(42)	(226)	—
Provision for income taxes	1	—	—
Minority interests	1	—	—
Equity loss from international and venture fund investments, net	(3)	(6)	(1)

Net loss	(44)%	(232)%	(1)%

Years ended December 31, 2001 and 2002

          Revenues.  Revenues were $44.0 million for the year ended December 31, 2001 and $40.7 million for the year ended December 31, 2002, representing a decrease of 7%.  This change was primarily due to a reduction in advertising revenues due to the general downturn in the U.S. economy, particularly related to technology advertising, as well as a reduction in barter revenue of $1.1 million. This decrease was partially offset by an increase in research revenues of $5.1 million resulting from the acquisition of Jupiter Research.

          Cost of revenues.  Cost of revenues primarily consists of expenses associated with editorial, research, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $22.1 million for the year ended December 31, 2001 and $16.8 million for the year ended December 31, 2002, representing a decrease of 24%.  This change was primarily due to a reduction of $2.0 million in salaries and benefits of technology and operations personnel due to a reduction in the total number of employees and fewer terminations resulting in lower severance costs, partially offset by an increase for the addition of Jupiter Research personnel, a reduction in various office related costs of $1.1 million, a reduction in freelance and professional consulting costs of $934,000 and a reduction in Web site hosting costs of $466,000.  As a percentage of revenues, cost of revenues was 50% for the year ended December 31, 2001 and 41% for the year ended December 31, 2002.

          Advertising, promotion and selling.  Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $18.5 million for the year ended December 31, 2001 and $14.1 million for the year ended December 31, 2002, representing a decrease of 24%.  This change was primarily due to a reduction in salaries, benefits and commissions paid to advertising sales personnel of $3.1 million due to a reduction in the number of employees and fewer terminations resulting in lower severance costs, a reduction of $555,000 for various office related costs and a decrease of $389,000 for marketing expenditures. As a percentage of revenues, advertising, promotion and selling expenses were 42% for the year ended December 31, 2001 and 35% for the year ended December 31, 2002.

          General and administrative.  General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $12.0 million for the year ended December 31, 2001 and $6.8 million for the year ended December 31, 2002, representing a 43% decrease. This change was primarily due to a reduction in the provision for losses on accounts receivable of $4.3 million due to reduced sales and improved collection results, and a reduction in salaries and benefits paid to administrative personnel of $1.5 million due to a reduction in the number of employees and fewer terminations resulting in lower severance costs. As a percentage of revenues, general and administrative expenses were 27% for the year ended December 31, 2001 and 17% for the year ended December 31, 2002.

          Depreciation.  Depreciation of property and equipment was $2.7 million for the year ended December 31, 2001 and $2.2 million for the year ended December 31, 2002, representing an 18% decrease.  This decline was a result of decreased capital expenditures.  As a percentage of revenues, depreciation of property and equipment was 6% for the year ended December 31, 2001 and 5% for the year ended December 31, 2002.

          Amortization.  Amortization of intangibles was $33.8 million for the year ended December 31, 2001 and $807,000 for the year ended December 31, 2002, representing a 98% decrease. On January 1, 2002, Jupitermedia ceased amortizing the remaining goodwill on acquired media properties in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.

As a percentage of revenues, amortization of intangibles was 77% for the year ended December 31, 2001 and 2% for the year ended December 31, 2002.

          Impairment of intangibles.  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets.  The measurement for such impairment loss is based on estimated fair values.  Fair values have been determined based upon estimated future cash flows.  During 2001, Jupitermedia determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired.  As a result of this determination, Jupitermedia recorded a non-cash charge of $54.2 million for the year ended December 31, 2001 related to the impairment of acquired goodwill and trademarks.

          Loss on investments and other, net.  Jupitermedia determined that the declines in value from Jupitermedia’s accounting basis for certain of its investments in internet.com venture fund portfolio companies was other than temporary.  During the years ended December 31, 2001 and 2002, Jupitermedia recognized losses of $1.9 million and $205,000, respectively, related to investment impairment, net of a gain on the sales of assets of $0 and $241,000, respectively.

          Interest income.  Interest income was $1.4 million for the year ended December 31, 2001 and $383,000 for the year ended December 31, 2002.  This change was due to a decline in interest rates.

          Provision for income taxes.  Jupitermedia recorded a provision for income taxes of $2,000 for the year ended December 31, 2001 related to foreign income tax liabilities that were recorded based upon estimated foreign tax rates.

          Minority interests.  Minority interests represent the minority stockholders’ proportionate share of profits or losses of Jupitermedia’s majority-owned consolidated international subsidiaries.

          Equity loss from international and venture fund investments, net.  Equity loss represents Jupitermedia’s net equity interests in the investments in internet.com venture funds and international joint ventures.  Equity loss was $2.4 million for the year ended December 31, 2001 and $644,000 for the year ended December 31, 2002, representing a 73.6% decrease.  This change was primarily due to a reduction in the writedowns of portfolio investments by the internet.com venture funds.

Years Ended December 31, 2000 and 2001

          Revenues.  Revenues were $52.1 million for the year ended December 31, 2000 and $44.0 million for the year ended December 31, 2001, representing a decrease of 16%.  This change was primarily due to a reduction in advertising revenues due to the general downturn in the economy, particularly related to technology advertising.

          Cost of revenues.  Cost of revenues was $23.0 million for the year ended December 31, 2000 and $22.1 million for the year ended December 31, 2001, representing a decrease of 4%.  This change was primarily due to a reduction of editorial, technology and operations personnel and a decrease in expenses for freelance contributors, partially offset by severance costs.  As a percentage of revenues, cost of revenues was 44% for the year ended December 31, 2000 and 50% for the year ended December 31, 2001.

          Advertising, promotion and selling.  Advertising, promotion and selling expenses were $18.3 million for the year ended December 31, 2000 and $18.5 million for the year ended December 31, 2001, representing an increase of 1%.  This change was primarily due to increased conference marketing expenses and severance costs offset by a reduction of advertising sales personnel.  As a percentage of revenues, advertising, promotion and selling expenses were 35% for the year ended December 31, 2000 and 42% for the year ended December 31, 2001.

          General and administrative.  General and administrative expenses were $10.2 million for the year ended December 31, 2000 and $12.0 million for the year ended December 31, 2001, representing an 18% increase.  This change was primarily due to an increase in the provision for losses on accounts receivable of $1.4 million, which was a result of an increase in uncollectible customer accounts.  As a percentage of revenues, general and administrative expenses were 20% for the year ended December 31, 2000 and 27% for the year ended December 31, 2001.

          Depreciation.  Depreciation of property and equipment was $2.1 million for the year ended December 31, 2000 and $2.7 million for the year ended December 31, 2001, representing a 30% increase.  This change was a result of an increase in capital expenditures.  As a percentage of revenues, depreciation of property and equipment was 4% for the year ended December 31, 2000 and 6% for the year ended December 31, 2001.

          Amortization.  Amortization of intangibles was $24.9 million for the year ended December 31, 2000 and $33.8 million for the year ended December 31, 2001, representing a 36% increase.  This increase was primarily due to the amortization of acquired media properties.  As a percentage of revenues, amortization of intangibles was 48% for the year ended December 31, 2000 and 77% for the year ended December 31, 2001.

          Impairment of intangibles.  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets.  The measurement for such impairment loss is based on estimated fair values.  Fair values have been determined based upon estimated future cash flows.  During 2001, Jupitermedia determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired.  As a result of this determination, Jupitermedia recorded a non-cash charge of $54.2 million for the year ended December 31, 2001 related to the impairment of acquired goodwill and trademarks.

          Loss on investments and other, net.  During the year ended December 31, 2000 and 2001, Jupitermedia determined that the declines in value from Jupitermedia’s accounting basis for certain of our investments in internet.com venture fund portfolio companies was other than temporary.  Jupitermedia recognized losses totaling $216,000 related to investment impairment, net of a gain on the distribution of GOTO.com common stock received from internet.com Venture Fund I LLC for the year ended December 31, 2000 and recognized losses of $1.9 million related to investment impairments for the year ended December 31, 2001.

          Interest income.  Interest income was $4.8 million for the year ended December 31, 2000 and $1.4 million for the year ended December 31, 2001.  This change was due to lower levels of cash in 2001.

          Provision for income taxes.  Jupitermedia recorded a provision for income taxes of $205,000 and $2,000 for the years ended December 31, 2000 and 2001, respectively, related to foreign income taxes.  This change was due to a decrease in income in certain foreign locations.

          Minority interests.  Minority interests represent the minority stockholders’ proportionate share of losses of Jupitermedia’s majority-owned consolidated international subsidiaries.

          Equity loss from international and venture fund investments, net.  Equity loss represents Jupitermedia’s net equity interests in the investments in international joint ventures and the internet.com venture funds.  Equity loss was $1.5 million for the year ended December 31, 2000 and $2.4 million for the year ended December 31, 2001, representing a 64.3% increase.  This was primarily due to an increase in the writedowns of portfolio investments by the internet.com venture funds.

Liquidity and Capital Resources

          Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock. On June 25, 1999, we completed our initial public offering of 3,400,000 shares of our common stock at $14.00 per share.  Net proceeds to Jupitermedia aggregated $43.0 million.  On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by Jupitermedia and 2,000,000 shares were sold by Penton Media, Inc.  Net proceeds received by Jupitermedia from the follow-on offering were $98.3 million.  Jupitermedia did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

          As of December 31, 2002, Jupitermedia had total current assets of $35.8 million and total current liabilities of $14.5 million, or working capital of $21.3 million.

          Net cash used in operating activities was $1.4 million for the year ended December 31, 2000 and $5.4 million for the year ended December 31, 2001.  Net cash provided by operating activities was $2.1 million for the year ended December 31, 2002.  Net cash used in operating activities for the year ended December 31, 2000 was a result of our net losses adjusted for depreciation and amortization, non-cash barter transactions, provision for losses on accounts receivable, and increases in accounts payable and accrued expenses offset by increases in accounts receivable, resulting from an increase in sales, and prepaids and other.  Net cash used in operating activities for the year ended December 31, 2001 was primarily a result of our net losses adjusted for depreciation and amortization, impairment of intangibles, non-cash barter transactions, provision for losses on accounts receivable and decreases in accounts payable and accrued expenses, offset by decreases in accounts receivable and prepaids and other.  Net cash provided by operating activities for the year ended December 31, 2002 was primarily a result of our net losses adjusted for depreciation and amortization and non-cash barter transactions as well as an increase in accounts payable and accrued expenses offset by decreases in deferred revenues and increases in unbilled accounts receivable.

          Net cash used in investing activities was $55.3 million for the year ended December 31, 2000, $29.5 million for the year ended December 31, 2001 and $1.6 million for the year ended December 31, 2002.  Net cash used in investing activities was primarily a result of acquisitions of businesses and capital expenditures.  Capital expenditures were $3.7 million for the year ended December 31, 2000, $1.9 million for the year ended December 31, 2001 and $166,000 for the year ended December 31, 2002.

          Net cash provided by financing activities was $98.7 million for the year ended December 31, 2000 and $55,000 for the year ended December 31, 2001 and was related primarily to proceeds from our public offering and the exercise of stock options, respectively.  Net cash used in financing activities was $98,000 for the year ended December 31, 2002 and was related to the purchase of treasury stock offset by proceeds received from the exercise of stock options.

          In October 2001, Jupitermedia announced that its Board of Directors had authorized the expenditure of up to $1.0 million to repurchase the Company’s outstanding common stock.  Any purchases under Jupitermedia’s stock repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of Company management.  Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  In September 2002, Jupitermedia announced that it purchased 65,000 shares of Jupitermedia common stock at $1.60 per share as part of its stock repurchase program.

          Jupitermedia believes the combination of cash on hand and operating cash flow will provide sufficient liquidity for the next twelve months. However, if there were to be a further downturn in the general economy, particularly related to technology advertising, there would be a corresponding negative impact on Jupitermedia’s liquidity. In addition, any future acquisitions that require cash may affect our liquidity.

Contractual Obligations

          The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2002 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years

Operating lease obligations	$3,239	$1,644	$1,530	$65

Total	$3,239	$1,644	$1,530	$65

          Jupitermedia has employee agreements with both its President and Chief Operating Officer and its Chief Financial Officer that provide twelve months and six months of severance, respectively, to be paid upon termination.

Related Party Transactions

          Jupitermedia, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement in November 1998, whereby Jupitermedia agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to Jupitermedia by Internet World Media, Inc. and Penton Media, Inc.  This services agreement expires November 23, 2003.

          I-Venture Management LLC, a wholly owned subsidiary of Jupitermedia, serves as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC.  Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

          A non-interest bearing loan of $178,000 was made to Jupitermedia’s Chairman and Chief Executive Officer in 1997 that is still outstanding and is included in Investments and other assets as of December 31, 2002.

Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives.  On January 1, 2002, SFAS No. 142 became effective and as a result, Jupitermedia ceased amortizing the remaining goodwill.  Jupitermedia completed the transitional goodwill impairment test as required by SFAS No. 142 during the first quarter of 2002.  This impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter.  On an ongoing basis (absent any impairment indicators), Jupitermedia expects to perform the impairment test during the fourth quarter, in connection with Jupitermedia’s annual budgeting process.  Based on Jupitermedia’s impairment test during the fourth quarter of 2002, it was determined that none of Jupitermedia’s recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

          Also in July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard is effective for fiscal years beginning after June 15, 2002.  Jupitermedia’s management does not expect the adoption of SFAS No. 143 to have a material impact on Jupitermedia’s financial results.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The standard is effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS No. 144 did not have a material impact on Jupitermedia’s financial results.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The standard is effective for fiscal years beginning after May 15, 2002.  Jupitermedia’s management does not expect the adoption of SFAS No. 145 to have any impact on Jupitermedia’s financial results.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 will be effective with respect to disposal activities initiated by us after December 31, 2002.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123,” to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.  Since Jupitermedia accounts for its stock-based compensation under APB No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net (loss) income and (loss) earnings per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  Jupitermedia has adopted the disclosure provisions of SFAS No. 148.

Critical Accounting Policies

          Our significant accounting policies are described in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K.  Our critical accounting policies are as follows:

          Revenue recognition.  The following is a summary of revenue recognition policies for each of our reporting segments:

Online media

          Advertising revenues.  Advertising revenue is recognized ratably in the period in which the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable.  Company obligations typically include guarantees of a minimum number of advertising impressions, or number of times that an advertisement is viewed by users of Jupitermedia’s Web sites and related media properties.

          E-commerce revenues.  Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing.  We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable.  Generally, bounties and revenue sharing agreements require a monthly minimum fee from Jupitermedia’s customers.  Revenues from these agreements are recognized in the month in which they are earned.

          Permission based opt-in e-mail list rental revenues.  Permission based opt-in e-mail list revenue relates to customer subscriptions to our opt-in e-mail lists.  Revenue is recorded on a per use basis for the rental of our list names.  Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

          Paid subscription revenues.  Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, WinDrivers.com, WallStreetResearchNet.com and AlertIPO.com, which are sold through our network and through affiliate relationships.  Revenue from subscriptions is recognized ratably over the subscription period.  Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

          Licensing revenues. Licensing agreements vary with Jupitermedia generating fixed fees, royalties or both for access to editorial content and brands produced by Jupitermedia.  Such amounts are recognized as revenue in the month earned.

          Online press release distribution services. Online press release distribution revenues are generated through InternetNewsBureau.com.  We distribute e-mail based press releases to over 5,900 registered journalists.  Revenue from this service is recorded on a per use basis and recognized at the time of distribution.

          Webinars.  Jupiter Webinars are objective, educational online forums that provide focused research findings and analysis from Jupiter Research, as well as other highly respected analysts, journalists and industry experts.  These live multimedia presentations provide actionable, unbiased information, as well as the opportunity to interact with the analysts through live question and answer segments. Jupiter Webinars are free to qualified professionals. We generate revenue from advertiser sponsorships. Revenue is recognized in the period in which the Webinar occurs.

          Barter.  We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by other third parties.  In addition, we have bartered portions of unsold advertising impressions for equity interests in certain of our venture funds’ portfolio companies.  We recognize revenue and expense from barter transactions at their estimated fair values in accordance with the guidelines set under Emerging Issues Task Force No. 99-17 “Accounting for Advertising Barter Transactions.”  Revenues related to barter transactions were $4.1 million, $5.4 million and $4.3 million and expenses were $2.1 million, $2.9 million and $3.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Research

          Through our Jupiter Research division, we offer a combination of proprietary written analysis, supporting data and access to our research analysts.  We typically sell our research products on an annual subscription basis and revenues are deferred and then recognized over the term of the related contract as services are provided.

          Our Jupiter Research division also includes Jupiter Direct.  Jupiter Direct is an online outlet where customers can purchase copies of research reports and briefings.  Revenue from Jupiter Direct is recognized at the time of sale.

Revenues related to our Custom Research and Consulting products are recognized over the period the service is provided.

Revenues from our A la Carte products are recorded at the time of sale.

Events

Conferences and trade shows generate revenue from attendee registrations, exhibition space and from advertiser and vendor sponsorships.  Revenue for conferences and trade shows is recognized in the period in which the conference and trade show is held.  Deferred revenues relate to the portion of collected conference registration fees as well as exhibition space, advertiser and vendor sponsorships that have been contracted prior to the commencement of the conferences and trade shows.

          Estimating allowances for doubtful accounts. Our management must make estimates of the amount of our accounts receivables that may be not collected. Management specifically analyzes accounts receivable by reviewing historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7.5 million, net of allowance for doubtful accounts of $1.1 million, as of December 31, 2002.

          Valuation of long-lived assets. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of Jupitermedia’s use of the acquired assets or the strategy for Jupitermedia’s overall business;

•	significant negative industry or economic trends;

•	significant decline in Jupitermedia’s stock price for a sustained period; and

•	Jupitermedia’s market capitalization relative to net book value.

          When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated fair values.  Fair values have been determined based upon estimated future cash flows. Long-lived assets, including goodwill and intangible assets were $9.8 million as of December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

          We have no derivative financial instruments or derivative commodity instruments.  We invest our excess cash in debt instruments of the U.S. Government and its agencies.  Interest rates for our investments were approximately 1.20% at December 31, 2002.

          We invest in equity instruments of privately held, online media and technology companies for business and strategic purposes.  These investments are included in Investments and other assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations.  For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values.  We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

          Our transactions are generally conducted, and our accounts are denominated, in United States dollars.  Accordingly, we are not exposed to significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Jupitermedia Corporation
Index to Consolidated Financial Statements

          Jupitermedia Corporation dismissed Arthur Andersen LLP on May 9, 2002, and subsequently engaged Deloitte & Touche LLP as its independent auditors.  The predecessor auditors’ report appearing below is a copy of Arthur Andersen LLP’s previously issued opinion dated March 14, 2002. In fiscal 2002, Jupitermedia Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  As discussed in Note 5 to the financial statements, Jupitermedia Corporation  has presented transitional disclosures for 2000 and 2001 required by SFAS No. 142.  The Arthur Andersen LLP report does not extend to these transitional disclosures.  These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing on the following page. Since Jupitermedia Corporation is unable to obtain a manually signed audit report, a copy of Arthur Andersen LLP’s most recent signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Jupitermedia Corporation:

          We have audited the accompanying consolidated balance sheets of Jupitermedia Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 1999, 2000 and 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jupitermedia Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the years ended December 31, 1999, 2000 and 2001, in conformity with accounting principles generally accepted in the United States.

          As discussed in Note 3 to the consolidated financial statements, in 2000, the Company changed its accounting for Web site development costs and for barter transactions in accordance with Emerging Issues Task Force Issue No. 00-2 and Issue No. 99-17, respectively.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
March 14, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Jupitermedia Corporation
Darien, Connecticut

          We have audited the accompanying consolidated balance sheet of Jupitermedia Corporation and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.  The consolidated financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2000 and 2001, prior to the addition of the transitional disclosures described in Note 5 and prior to the restated disclosures for reportable segments described in Note 7 to the consolidated financial statements, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated March 14, 2002.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of Jupitermedia Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

          As described in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

          As discussed above, the consolidated financial statements of Jupitermedia Corporation and subsidiaries as of December 31, 2001, and for the years ended December 31, 2000 and 2001 were audited by other auditors who have ceased operations.  As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which was adopted by the Company as of January 1, 2002.  Our audit procedures with respect to the disclosures in Note 5 related to 2000 and 2001 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to intangible assets and goodwill that are no longer being amortized, as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related per share amounts.  In addition, as described in Note 7, the Company changed the composition of its reportable segments in 2002, and the amounts disclosed in the 2000 and 2001 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments.  We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the 2000 and 2001 financial statements.  Our procedures included (1) comparing the adjustment amounts of segment revenues, cost or revenues and operating expenses and operating income (loss), to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements.  In our opinion, the transitional disclosures for 2000 and 2001 in Note 5 and the adjustments applied to the restated disclosures in Note 7 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2000 and 2001 financial statements of the Company other than with respect to such disclosures referred to above in Notes 5 and 7 and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Stamford, Connecticut
February 11,  2003

Jupitermedia Corporation

Consolidated Balance Sheets

December 31, 2001 and 2002

(in thousands, except share and per share amounts)

	December 31, 2001	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$25,100	$25,451
Accounts receivable, net of allowances of $1,810 and $1,056, respectively	6,527	7,521
Unbilled accounts receivable	—	1,999
Prepaid expenses and other	573	794

Total current assets	32,200	35,765
Property and equipment, net	3,767	1,924
Intangible assets, net	1,508	1,473
Goodwill	5,261	8,377
Investments and other assets	3,051	1,768

Total assets	$45,787	$49,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,388	$1,386
Accrued payroll and related expenses	1,533	2,014
Accrued expenses and other	3,374	3,823
Accrued acquisition payments	398	—
Deferred revenues	2,581	7,230

Total current liabilities	9,274	14,453
Accrued acquisition payments	265	—
Deferred revenues	910	—

Total liabilities	10,449	14,453
Commitments and contingencies (see notes)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 25,333,077 and 25,342,017 shares issued at December 31, 2001 and 2002, respectively	253	253
Additional paid-in capital	175,418	175,487
Accumulated deficit	(140,298)	(140,809)
Treasury stock, 65,000 shares, at cost	—	(106)
Accumulated other comprehensive (loss) income	(35)	29

Total stockholders’ equity	35,338	34,854

Total liabilities and stockholders’ equity	$45,787	$49,307

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2000, 2001 and 2002

(in thousands, except per share data)

	Year Ended December 31,

	2000	2001	2002

Revenues	$52,083	$43,965	$40,697
Cost of revenues	22,991	22,101	16,757

Gross profit	29,092	21,864	23,940

Operating expenses:
Advertising, promotion and selling	18,254	18,471	14,116
General and administrative	10,172	11,956	6,787
Depreciation	2,099	2,730	2,235
Amortization	24,854	33,785	807
Impairment of intangibles	—	54,184	—

Total operating expenses	55,379	121,126	23,945

Operating loss	(26,287)	(99,262)	(5)
Loss on investments and other, net	(216)	(1,946)	(205)
Interest income	4,814	1,376	383

Income (loss) before income taxes, minority interests and equity loss from international and venture fund investments	(21,689)	(99,832)	173
Provision for income taxes	205	2	—
Minority interests	399	83	(40)
Equity loss from international and venture fund investments, net	(1,482)	(2,435)	(644)

Net loss	$(22,977)	$(102,186)	$(511)

Basic and diluted loss per common share	$(0.92)	$(4.03)	$(0.02)

Weighted average number of common shares	25,014	25,333	25,318

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share amounts)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital				Total Stockholders’ Equity	Total Comprehensive Loss
				Accumulated Deficit	Treasury Stock
	Shares	Amount

Balance at January 1, 2000	23,334,520	$233	$70,917	$(15,135)	$ —	$ —	$ 56,015	$ —
Proceeds from public offering	1,750,000	18	98,312	—	—	—	98,330	—
Exercise of stock options	27,455	—	363	—	—	—	363	—
Issuance of stock for acquisition	211,382	2	5,771	—	—	—	5,773	—
Foreign currency translation adjustment	—	—	—	—	—	(21)	(21)	(21)
Net loss	—	—	—	(22,977)	—	—	(22,977)	(22,977)

Balance at December 31, 2000	25,323,357	253	175,363	(38,112)	—	(21)	137,483	(22,998)

Exercise of stock options	9,720	—	55	—	—	—	55	—
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)	(14)
Net loss	—	—	—	(102,186)	—	—	(102,186)	(102,186)

Balance at December 31, 2001	25,333,077	253	175,418	(140,298)	—	(35)	35,338	(102,200)

Exercise of stock options	8,940	—	8	—	—	—	8	—
Capital contributions	—	—	61	—	—	—	61	—
Purchase of treasury stock	—	—	—	—	(106)	—	(106)	—
Foreign currency translation adjustment	—	—	—	—	—	64	64	64
Net loss	—	—	—	(511)	—	—	(511)	(511)

Balance at December 31, 2002	25,342,017	$253	$175,487	$(140,809)	$(106)	$29	$34,854	$(102,647)

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 2001 and 2002

(in thousands)

	Year Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net loss	$(22,977)	$(102,186)	$(511)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,953	36,515	3,042
Impairment of intangibles	—	54,184	—
Barter transactions, net	(2,004)	(2,455)	(1,176)
Provision (benefit) for losses on accounts receivable	2,776	4,383	(162)
Minority interests	(399)	(83)	40
Equity loss from international and venture fund investments, net	1,482	2,435	644
Loss on investments and other, net	216	1,946	205
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(9,085)	1,263	212
Unbilled accounts receivable	—	—	(647)
Prepaid expenses and other	(2,030)	1,353	368
Accounts payable and accrued expenses	3,495	(2,450)	580
Deferred revenues	211	(292)	(529)

Net cash (used in) provided by operating activities	(1,362)	(5,387)	2,066

Cash flows from investing activities:
Additions to property and equipment	(3,701)	(1,880)	(166)
Acquisitions of businesses and other	(47,654)	(27,668)	(1,979)
Investments in venture funds and other	(3,946)	—	—
Distribution from internet.com venture funds	—	—	227
Proceeds from sale of assets and other	—	—	301

Net cash used in investing activities	(55,301)	(29,548)	(1,617)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	98,330	—	—
Purchase of treasury stock	—	—	(106)
Proceeds from exercise of stock options	363	55	8

Net cash provided by (used in) financing activities	98,693	55	(98)

Effect of exchange rates on cash	6	1	—

Net change in cash and cash equivalents	42,036	(34,879)	351
Cash and cash equivalents, beginning of year	17,943	59,979	25,100

Cash and cash equivalents, end of year	$59,979	$25,100	$25,451

Supplemental disclosures of cash flow:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$25	$38	$—

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000, 2001 and 2002

1.       THE COMPANY

          Jupitermedia is a provider of global real-time news, information, research and media resources for information technology (“IT”) and Internet industry professionals. Jupitermedia includes the internet.com and EarthWeb.com network of over 150 Web sites and 200 e-mail newsletters that generate over 200 million page views monthly. Our network is organized into 16 subject areas, or vertical content channels. These vertical content channels serve our Internet users, which include IT and Internet industry professionals. Jupitermedia also includes Jupiter Research, an international research advisory organization specializing in business and technology market research in 18 business areas and 10 vertical markets. In addition, Jupiter Events include nearly 40 offline conferences and trade shows focused on IT and business-specific topics.

          Since all of Jupitermedia’s products and services relate to providing information to IT and Internet industry professionals, its success is dependent on the continued growth of IT and the Internet.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of consolidation.  The consolidated financial statements include the accounts of Jupitermedia, its majority-owned and wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

          Reclassifications.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

          Revenue recognition.  Jupitermedia generates its revenues from three reportable segments:  Online Media, Research and Events.

Online media

          Advertising revenues.  Advertising revenue is recognized ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable.  Company obligations typically include guarantees of a minimum number of advertising impressions, or number of times that an advertisement is viewed by users of Jupitermedia’s Web sites and related media properties.

          E-commerce revenues.  Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our network, or in some cases combinations of advertising, bounties and revenue sharing.  We recognize the advertising component of these agreements on a straight-line basis in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable.  Generally, bounties and revenue sharing agreements require a monthly minimum fee from Jupitermedia’s customers.  Revenues from these agreements are recognized in the month they are earned.

          Permission based opt-in e-mail list rental revenues.  Permission based opt-in e-mail list revenue relates to customer subscriptions to our opt-in e-mail lists.  Revenue is recorded on a per use basis for the rental of our list names.  Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

          Paid subscription revenues.  Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, WinDrivers.com, WallStreetResearchNet.com and AlertIPO.com, which are sold through our network and through affiliate relationships.  Revenue from subscriptions is recognized ratably over the subscription period.  Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

          Licensing revenues.  Licensing agreements vary, with Jupitermedia generating fixed fees, royalties or both for access to editorial content and brands produced by Jupitermedia.  Such amounts are recognized as revenue in the month earned.

          Online press release distribution services.  Online press release distribution revenues are generated through InternetNewsBureau.com.  We distribute e-mail based press releases to over 5,900 registered journalists.  Revenue from this service is recorded on a per use basis and recognized at the time of distribution.

          Webinars.  Jupiter Webinars are objective, educational online forums that provide focused research findings and analysis from Jupiter Research, as well as other highly respected analysts, journalists and industry experts.  These live multimedia presentations provide actionable, unbiased information, as well as the opportunity to interact with the analysts through live question and answer segments.  Jupiter Webinars are free to qualified professionals.  We generate revenue from advertiser sponsorships.  Revenue is recognized in the period in which the Webinar occurs.

          Barter.  We barter a portion of the unsold advertising impressions generated by our network for advertising and promotion in media properties owned by third parties.  In addition, we have bartered portions of unsold advertising impressions for equity interests in certain of our venture funds’ portfolio companies.  We recognize revenue and expense from barter transactions at their estimated fair values in accordance with the guidelines set under Emerging Issues Task Force No. 99-17 “Accounting for Advertising Barter Transactions.”  Revenues related to barter transactions were $4.1 million, $5.4 million and $4.3 million and expenses were $2.1 million, $2.9 million and $3.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Research

Through our Jupiter Research division, we offer a combination of proprietary written analysis, supporting data and access to our research analysts. We typically sell our research products on an annual subscription basis and revenues are deferred and then recognized over the term of the related contract as services are provided.

          Our Jupiter Research division also includes Jupiter Direct.  Jupiter Direct is an online outlet where customers can purchase copies of research reports and briefings.  Revenue from Jupiter Direct is recognized at the time of sale.

Revenues related to our Custom Research and Consulting products are recognized over the period service is provided.

Revenues from our A la Carte products are recorded at the time of sale.

Events

          Conferences and trade shows generate revenue from attendee registrations, exhibition space and from advertiser and vendor sponsorships.  Revenue for conferences and trade shows is recognized in the period in which the conference and trade show is held.  Deferred revenues relate to the portion of collected conference registration fees as well as exhibition space, advertiser and vendor sponsorships that have been contracted prior to the commencement of the conferences and trade shows.

Other

          Venture fund management fees.  Venture fund management fees relate to management fees earned for the day-to-day operation and general management of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC.  Management fees are recognized on a straight-line basis over the period the services are rendered.  In addition, Jupitermedia is entitled to 20% of the realized gains from the portfolio investments, which are recognized at the time of distribution from the venture funds.

          Use of estimates in the financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Concentration of credit risk.  Financial instruments that potentially subject Jupitermedia to a significant concentration of credit risk consist primarily of cash and accounts receivable.  We have no derivative financial instruments or derivative commodity instruments.  We invest our excess cash in debt instruments of the U.S. Government and its agencies.  The majority of Jupitermedia’s accounts receivable as of December 31, 2001 and 2002 are from IT-related businesses.

          No customer accounted for 10% or more of our revenues for the years ended December 31, 2000, 2001 and 2002.

          Cash and cash equivalents.  Jupitermedia considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At December 31, 2001 and 2002, Jupitermedia had no investments with maturities greater than three months.

          Unbilled accounts receivable.  Research contracts are recorded at the time of signing as an asset to unbilled accounts receivable with a corresponding liability to deferred revenue.  Unbilled accounts receivable are reclassified to accounts receivable as contracts are billed.

          Financial instruments.  The recorded amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

          Property and equipment.  Depreciation of computer equipment and software is provided for by the straight-line method over estimated useful lives of three years.  Depreciation of furniture, fixtures and equipment is provided for by the straight-line method over estimated useful lives ranging from five to ten years.  Leasehold improvements are amortized over the shorter of their useful lives or the lease term.

          Intangible assets.  Intangible assets are being amortized using the straight-line method over three years.

          Impairment of long-lived assets.  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets.  The measurement for such impairment loss is based on estimated fair values.  Fair values have been determined based upon estimated future cash flows.  During 2001, Jupitermedia determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired.  As a result of this determination, Jupitermedia recorded a non-cash charge of $54.2 million.

          Investments in internet.com venture funds.  Although Jupitermedia has less than a 20% interest in the internet.com venture funds, the investments are accounted for on the equity basis of accounting as Jupitermedia has significant influence as the managing member of the funds.  These investments are reviewed whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable.

          Accrued acquisition payments.  Accrued acquisition payments consist of future amounts payable under purchase agreements for media properties.

          Advertising and promotion expense.  Jupitermedia expenses advertising and promotion costs as incurred. Advertising and promotion expense was $3.8 million, $3.4 million and $4.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.  Included in these amounts are expenses related to barter transactions of $2.1 million, $2.9 million and $3.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

          Income taxes.  Jupitermedia accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using presently enacted tax rates.  The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances have been established to reduce deferred tax assets to the amounts expected to be realized.

          Stock based compensation.  Jupitermedia grants to certain employees stock options with an exercise price equal to the fair value of the shares at the date of grant.  Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for such grants.  As permitted under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123,  “Accounting for Stock-Based Compensation”, Jupitermedia has not changed its method of accounting for stock-based compensation; however, SFAS No. 123, as amended by SFAS No. 148, requires footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost.

          The following table reflects pro forma net loss and loss per share had Jupitermedia elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Net loss	$(22,977)	$(102,186)	$(511)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(6,595)	(1,070)	(590)

Pro forma net loss	$(29,572)	$(103,256)	$(1,101)

Basic and diluted loss per share
As reported	$(0.92)	$(4.03)	$(0.02)

Pro forma	$(1.18)	$(4.08)	$(0.04)

          These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

          Recent accounting pronouncements.  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.  Intangible assets with finite useful lives will continue to be amortized over their estimated useful lives.  On January 1, 2002, SFAS No. 142 became effective and as a result, Jupitermedia ceased amortizing goodwill.  Jupitermedia completed the transitional goodwill impairment test as required by SFAS No. 142 during the first quarter of 2002.   This impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter.  On an ongoing basis (absent any impairment indicators), Jupitermedia expects to perform the impairment test during the fourth quarter, in connection with Jupitermedia’s annual budgeting process.  Based on Jupitermedia’s impairment test during the fourth quarter of 2002, it was determined that none of Jupitermedia’s recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expenses.

          In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard is effective for fiscal years beginning after June 15, 2002.  Jupitermedia’s management does not expect the adoption of SFAS No. 143 to have a material impact on Jupitermedia’s financial results.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The standard is effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS No. 144 did not have a material impact on Jupitermedia’s financial results.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The standard is effective for fiscal years beginning after May 15, 2002.  Jupitermedia’s management does not expect the adoption of SFAS No. 145 to have a material impact on Jupitermedia’s financial results.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 will be effective for Jupitermedia for disposal activities initiated after December 31, 2002.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123,” to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.  Since Jupitermedia accounts for our stock-based compensation under APB No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net (loss) income and (loss) earnings per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  Jupitermedia has adopted the disclosure provisions of SFAS No. 148.

3.       COMPUTATION OF NET LOSS PER SHARE

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

          Computations of basic and diluted net loss per share for the years ended December 31, 2000, 2001 and 2002 are as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Basic and diluted net loss per share
Numerator: Net loss	$(22,977)	$(102,186)	$(511)
Denominator: Weighted average shares outstanding	25,014	25,333	25,318

Basic and diluted net loss per share	$(0.92)	$(4.03)	$(0.02)

          Due to the net losses for the years ended December 31, 2000, 2001 and 2002, outstanding options to purchase 4,225,941, 4,337,136 and 5,645,589 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share for those years, as the result would have been anti-dilutive.

4.       PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following (in thousands):

	December 31, 2001	December 31, 2002

Computer equipment and software	$7,747	$8,213
Furniture, fixtures and equipment	1,154	1,129
Leasehold improvements	378	238

	9,279	9,580
Less: Accumulated depreciation	(5,512)	(7,656)

Property and equipment, net	$3,767	$1,924

5.       INTANGIBLE ASSETS AND GOODWILL

          Intangible Assets

          The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	Trademarks	Web Site Development Costs	Other	Total

December 31, 2001
Cost	$1,223	$1,193	$99	$2,515
Accumulated amortization	(357)	(551)	(99)	(1,007)

Net carrying value	$866	$642	$—	$1,508

December 31, 2002
Cost	$1,921	$1,246	$139	$3,306
Accumulated amortization	(829)	(866)	(138)	(1,833)

Net carrying value	$1,092	$380	$1	$1,473

          Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,

2003	$891
2004	441
2005	141

$1,473

          Goodwill

          The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows (in thousands):

	Online Media	Research	Events	Total

Balance as of January 1, 2001	$74,832	$—	$—	$74,832
Goodwill acquired during year	7,341	—	9,153	16,494
Amortization	(30,953)	—	(1,678)	(32,631)
Impairment losses	(45,990)	—	(7,444)	(53,434)

Balance as of December 31, 2001	5,230	—	31	5,261
Goodwill acquired during year	24	3,074	18	3,116

Balance as of December 31, 2002	$5,254	$3,074	$49	$8,377

          During 2001, Jupitermedia determined that certain intangible assets associated with various acquired media properties were impaired.  As a result of this determination, Jupitermedia recorded a non-cash charge of $54.2 million.

          Adoption of SFAS No. 142

          The following table sets forth the results of operations for all periods presented excluding goodwill amortization expense (in thousands, except per share amounts):

	Year Ended December 31,

	2000	2001	2002

Reported net loss	$(22,977)	$(102,186)	$(511)
Add back goodwill amortization	24,258	32,631	—

Adjusted net income (loss)	$1,281	$(69,555)	$(511)

Basic net income (loss) per share:
Reported	$(0.92)	$(4.03)	$(0.02)

Adjusted	$0.05	$(2.74)	$(0.02)

Diluted net income (loss) per share:
Reported	$(0.92)	$(4.03)	$(0.02)

Adjusted	$0.05	$(2.74)	$(0.02)

6.       INVESTMENTS AND OTHER ASSETS

          Investments and other assets consisted of the following (in thousands):

	December 31, 2001	December 31, 2002

Investments in internet.com venture funds	$1,783	$913
Security deposits	377	379
Investments in internet.com venture fund portfolio companies	690	291
Officer loan	178	178
Other	23	7

Investments and other assets	$3,051	$1,768

          internet.com Venture Fund I LLC (“Fund I”), internet.com Venture Fund II LLC (“Fund II”) and internet.com Venture Partners III LLC (“Fund III”) (or collectively referred to as the “Funds”) were organized on March 23, 1999, September 7, 1999 and January 7, 2000, respectively, as Delaware limited liability companies.  I-Venture Management LLC, a wholly owned subsidiary of Jupitermedia, is the managing member and acts as the Funds’ investment manager and makes all investment decisions on behalf of both Funds.  Jupitermedia is responsible for the day-to-day operation of the Funds.

          The Funds’ investment objective is to maximize capital appreciation through investments in Internet related companies that have a broad focus on content outside the areas of e-business and Internet technology and are believed to have high growth potential.

          As of December 31, 2001 and 2002, Jupitermedia had a 14%, 12% and 14% investment in each of Fund I, Fund II and Fund III, respectively.  Acting as the managing member of the Funds, Jupitermedia has significant influence over the operations of the funds, and accordingly, Jupitermedia accounts for these investments on the equity basis of accounting, subject to review for impairment.  As of December 31, 2002, Jupitermedia was fully invested in all three funds and no longer had any outstanding capital commitments related to the Funds.

          Jupitermedia is entitled to approximately a 2% management fee for the day-to-day management of the Funds, which amounted to $1.1 million, $1.3 million and $1.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.  As of December 31, 2001 and 2002, amounts owed to Jupitermedia for management fees were $11,000 and $0, respectively.

          Jupitermedia has entered into barter advertising agreements with certain portfolio companies of Fund I, Fund II and Fund III.  In exchange for advertising on Jupitermedia’s online network, Jupitermedia has received equity interests in these portfolio companies.  Jupitermedia’s equity interest in each such company is less than 20%.  Accordingly, Jupitermedia accounts for these investments on the cost basis of accounting.  The cost has been determined based upon the value of the equity interests received.  These investments are reviewed for impairment by the management of Jupitermedia on a quarterly basis.  Revenues related to barter transactions involving certain portfolio companies of Fund I, Fund II and Fund III were $1.9 million, $833,000 and $8,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

          Jupitermedia determined that the declines in value from Jupitermedia’s accounting basis for certain of its investments in internet.com venture fund portfolio companies were other than temporary.  During the year ended December 31, 2000, Jupitermedia recognized losses of $216,000 related to investment impairment, net of a gain on the distribution of GOTO.com common stock received from Fund I.  During the years ended December 31, 2001 and 2002, Jupitermedia recognized losses of $1.9 million and $205,000, respectively, related to investment impairment, net of a gain on the sales of assets.

          In October 2002, the operating agreement of internet.com Venture Partners III was amended to reduce the fund’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund assets by December 31, 2003.

7.       SEGMENT INFORMATION

          Jupitermedia has three reportable segments:  Online media, Research and Events.  The Online Media segment derives its revenues primarily from the sale of advertising on Jupitermedia’s internet.com and EarthWeb.com Network of over 150 Web sites and over 200 e-mail newsletters.  Research represents the acquired Jupiter Research division.  Jupiter Research provides advisory reports in business and technology market research in 18 business areas and 10 vertical markets.  The Events segment includes offline conferences and trade shows that generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships.  Jupitermedia evaluates segment performance based on income or loss from operations.  Other includes corporate overhead, depreciation, amortization and venture fund related activities.

          Summary information by segment for the years ended December 31, 2000, 2001 and 2002 is as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Revenues:
Online media	$48,467	$37,526	$28,219
Research	—	—	5,139
Events	2,687	5,124	6,221
Other	929	1,315	1,118

	$52,083	$43,965	$40,697

Cost of revenues and operating expenses:
Online media	$44,680	$41,353	$21,339
Research	—	—	4,344
Events	2,099	5,696	6,283
Other	31,591	96,178	8,736

	$78,370	$143,227	$40,702

Operating income (loss):
Online media	$3,787	$(3,827)	$6,880
Research	—	—	795
Events	588	(572)	(62)
Other	(30,662)	(94,863)	(7,618)

	$(26,287)	$(99,262)	$(5)

          A significant majority of Jupitermedia’s revenues and expenses are derived from its domestic operations.

8.       ACQUISITION

          On June 20, 2002, Jupitermedia agreed to acquire (the “Acquisition”) certain assets and to assume certain liabilities of the Jupiter Research and Jupiter Events businesses from Jupiter Media Metrix, Inc. (“Jupiter”), pursuant to an Asset Purchase Agreement, dated as of June 20, 2002, by and between Jupitermedia, Jupiter and Jupiter Communications, Inc..  The Acquisition closed on July 31, 2002.

          The consideration paid in the Acquisition consisted of cash in the amount of $250,000 plus the assumption of certain liabilities of Jupiter including obligations to fulfill contractual commitments.  As of December 31, 2002, the aggregate purchase price has been allocated as $3.1 million to goodwill, $3.6 million to assets other than goodwill and $6.4 million to assumed liabilities.

          The unaudited pro forma information below presents results of operations as if the Acquisition had occurred as of January 1, 2001.  The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2002

Revenues	$89,095	$50,479

Net loss	$(523,728)	$(10,329)

Basic and diluted loss per share	$(20.67)	$(0.41)

9.       PREFERRED STOCK

          On June 25, 1999, in conjunction with its IPO, Jupitermedia authorized the issuance of 4,000,000 shares of preferred stock, $.01 par value (the “Preferred Stock”).

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

10.     INCOME TAXES

          Jupitermedia did not provide for any current or deferred United States federal or state income taxes for any of the periods presented because it has experienced operating losses since inception and a full valuation allowance has been provided for any future benefits of such losses.  Jupitermedia, however, did record a provision for foreign taxes for the years ended December 31, 2000 and 2001 of $205,000 and $2,000, respectively.

          As of December 31, 2001 and 2002, Jupitermedia had future federal and state income tax benefits as follows (in thousands):

	December 31, 2001	December 31, 2002

Net operating losses	$10,973	$9,913
Amortization and impairment of intangible assets	33,268	30,424
Depreciation of property and equipment	284	591
Reserves recorded for financial reporting purposes	1,467	3,078
Capital loss carryforward	—	628

Total future federal and state income tax benefits	45,992	44,634
Less valuation allowance	(45,992)	(44,634)

Deferred income tax assets	$—	$—

          Jupitermedia has a valuation allowance as of December 31, 2001 and 2002, which fully offsets its deferred income tax assets.  Due to Jupitermedia’s brief operating history and recent historical losses, there is no assurance that Jupitermedia will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets.

          As of December 31, 2002, Jupitermedia had $24.7 million of net operating losses for federal income tax purposes, which begin to expire in 2018.

          A reconciliation setting forth the difference between the amount of taxes computed at Jupitermedia’s effective income tax rate and the U.S. Federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,

	2000	2001	2002

Federal statutory tax rate	$(8,042)	$(35,954)	$(203)
State taxes	(936)	(4,285)	(26)
Losses without income tax benefits	7,237	33,126	200
Non-deductible expenses	1,667	7,068	—
Foreign income taxes	205	2	—
Other	74	45	29

	$205	$2	$—

11.    COMMITMENTS AND CONTINGENCIES

          Jupitermedia has entered into various operating leases for each of its office facilities.  Generally under the lease agreements, Jupitermedia is obligated to pay a proportionate share of all utility costs for these premises.  Rent expense, net of sublease income, for leased facilities was $1.5 million, $1.8 million and $1.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

          Future annual minimum lease payments under all operating leases are as follows (in thousands):

Year Ending December 31,

2003	$1,644
2004	1,306
2005	224
2006	65

$3,239

          Jupitermedia has entered into employment agreements with two of its officers with terms ranging from six months to one year.

          A complaint seeking class action status was filed in Delaware Chancery Court on June 16, 1999 by a former shareholder of Mecklermedia Corporation alleging that certain officers and directors of Mecklermedia Corporation breached their fiduciary duties in connection with the sale of Mecklermedia Corporation to Penton Media, Inc.  This former shareholder of Mecklermedia Corporation has asserted claims for damages against the officers and directors and has also named Jupitermedia Corporation as a defendant seeking that a constructive trust be established.  All of the defendants deny such allegations and intend to vigorously defend themselves.

          Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of Jupitermedia.

12.    EMPLOYEE BENEFIT PLAN

          Jupitermedia has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements.  The plan allows eligible employees to contribute up to 15% of their compensation to the plan.  At the discretion of the board of directors, Jupitermedia may also make contributions each year for the benefit of all eligible employees under the plan.  There were no discretionary contributions for the years ended December 31, 2000, 2001 and 2002.

13.    STOCK INCENTIVE PLAN

          In April 1999, Jupitermedia established a stock incentive plan under which Jupitermedia may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors up to an aggregate of 10,000,000 shares of common stock.  The exercise price of the options granted under the stock incentive plan will not be less than the fair market value of the shares of Jupitermedia’s common stock on the date of grant.  The plan will terminate on April 15, 2009.

          A summary of the status of Jupitermedia’s stock option plan as of December 31, 2000, 2001 and 2002, and changes during the years ending December 31, 2000, 2001 and 2002 are presented below:

	December 31, 2000		December 31, 2001		December 31, 2002

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year	1,090,730	$17.21	4,225,941	$10.52	4,337,136	$8.85
Granted	3,387,470	13.58	1,851,265	3.16	2,179,183	2.21
Exercised	(27,455)	13.30	(9,720)	5.63	(8,940)	0.97
Forfeited	(224,804)	23.03	(1,730,350)	15.38	(861,790)	4.23

Outstanding at end of year	4,225,941	$10.52	4,337,136	$8.85	5,645,589	$6.33

Options exercisable at end of year	376,820	$12.86	1,118,215	$13.10	2,208,480	$10.39

Weighted average fair value of options granted during the year		$11.04		$2.56		$1.68

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 2001 and 2002: risk-free interest rates of 5.96%, 4.09% and 3.06% respectively; expected lives of 3 years; expected dividend rate of zero; and expected volatility of 150%, 146% and 132%, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options at December 31, 2002	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Options at December 31, 2002	Weighted- Average Exercise Price

$0.97-$1.24	607,657	7.0	$ 0.97	202,552	$ 0.97
1.82-2.17	578,633	9.0	2.01	3,017	2.09
2.28-3.24	1,918,186	7.3	2.42	162,579	2.85
3.61-3.73	135,100	3.5	3.73	45,033	3.73
5.63-9.22	884,309	6.8	6.48	569,234	6.45
12.03-16.28	1,409,736	4.8	13.94	1,158,202	14.04
18.75-22.50	60,218	7.4	20.38	31,429	20.59
30.91-37.09	17,633	7.5	33.02	13,355	33.51
40.69-58.69	34,117	7.1	47.20	23,078	47.27

	5,645,589			2,208,480

14.    RELATED PARTY TRANSACTIONS

          Jupitermedia, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement in November 1998 , whereby Jupitermedia agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to Jupitermedia by Internet World Media, Inc. and Penton Media, Inc.  This services agreement expires November 23, 2003.

          I-Venture Management LLC, a wholly owned subsidiary of Jupitermedia, serves as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC.  Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

          A non-interest bearing loan of $178,000 was made to Jupitermedia’s Chairman and Chief Executive Officer in 1997 that is still outstanding and is included in Investments and other assets as of December 31, 2002.

15.    SUBSEQUENT EVENT

          On February 1, 2003, the operating agreement of internet.com Venture Fund II LLC was amended to provide for the dissolution of the fund and distribution of the fund assets by December 31, 2003.

16.    QUARTERLY FINANCIAL SUMMARY (unaudited)

Quarters Ended
(in thousands, except per share data)

	March 31	June 30	September 30	December 31	Total

2002
Revenues	$8,676	$9,886	$10,478	$11,657	$40,697
Gross profit	$5,142	$5,996	$6,217	$6,585	$23,940
Net income (loss)	$(1,031)	$(182)	$ 244	$458	$(511)
Basic and diluted net income (loss) per share	$(0.04)	$(0.01)	$0.01	$0.02	$(0.02)

	March 31	June 30	September 30	December 31	Total

2001
Revenues	$12,013	$10,783	$10,282	$10,887	$43,965
Gross profit	$3,999	$ 5,393	$ 5,922	$6,550	$21,864
Net loss	$(14,333)	$(14,727)	$(68,150)	$(4,976)	$(102,186)
Basic and diluted net loss per share	$(0.57)	$(0.58)	$(2.69)	$(0.19)	$(4.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In May 2002, Jupitermedia dismissed Arthur Andersen LLP (“Andersen”) and engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as Jupitermedia’s independent auditors for 2002.  Prior to that date, Andersen had served as Jupitermedia’s independent auditors.

The reports by Andersen on Jupitermedia’s consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  Andersen’s report on Jupitermedia’s consolidated financial statements for 2001 was issued on an unqualified basis in conjunction with the publication of Jupitermedia’s 2001 Annual Report to Stockholders and the filing of Jupitermedia’s Annual Report on Form 10-K.

During Jupitermedia’s two most recent fiscal years, and through the date of the change, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Jupitermedia’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The decision to change accountants was recommended by the Audit Committee as a result of Andersen’s indictment on federal obstruction of justice charges and approved by the Board of Directors on May 3, 2002.

During 2002, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on Jupitermedia’s consolidated financial statements for 2002 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

Changes in Internal Controls.  There have been no significant changes in our internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)
(1) Financial Statements: See Jupitermedia Corporation -- Index to Consolidated Financial Statements at Item 8 on page 24 of this report.

(2) Financial Statement Schedule: Schedule II -- Valuation and Qualifying Accounts

(3) Index to Exhibits

Exhibit Number	Description

2.01*	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant

3.01*	Registrant’s Amended and Restated Certificate of Incorporation

3.02*	Registrant’s Bylaws

4.01*	Specimen Stock Certificate for the Registrant’s Common Stock

4.02*	Registration Rights Agreement, dated as of November 24, 1998, by and among internet.com LLC and Internet World Media, Inc.

10.01*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers

10.02*	Services Agreement by and among Penton Media, Inc., Internet World Media, Inc. and internet.com LLC, dated as of November 24, 1998

10.05*†	Registrant’s 1999 Stock Incentive Plan

10.06*†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998

10.07*†	Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998

10.08*	Specimen Advertising Insertion Order

10.09**	Asset Purchase Agreement, dated September 8, 2000, by and among Jupitermedia Corporation, ClickZ, Inc., Andrew R. Bourland and Ann M. Handley

10.10***	Asset Purchase Agreement, by and among Jupitermedia Corporation, Jupiter Media Metrix, Inc. and Jupiter Communications, Inc., dated as of June 20, 2002

11****	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to financial statements)

21****	Subsidiaries of the Registrant

99.1****	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2****	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331).
**	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on September 11, 2000.
***	Incorporated herein by reference to the Registrant’s Form 10-Q filed on August 14, 2002.
****	Filed herewith.
†	Compensatory plans and arrangements for executives and others.

(b)     Reports on Form 8-K

          On October 15, 2002, Jupitermedia filed a Form 8-K/A disclosing certain historical and pro forma financial information related to its acquisition of certain assets and the assumption of certain liabilities of Jupiter Media Metrix, Inc. pursuant to an Asset Purchase Agreement dated as of June 20, 2002, by and among Jupitermedia, Jupiter Media Metrix, Inc. and Jupiter Communications, Inc.

          On November 4, 2002, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended September 30, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003

JUPITERMEDIA CORPORATION

By:	/s/ ALAN M. MECKLER

Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALAN M. MECKLER	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
March 28, 2003
Alan M. Meckler

/s/ CHRISTOPHER S. CARDELL	President, Chief Operating Officer and Director
March 28, 2003
Christopher S. Cardell

/s/ CHRISTOPHER J. BAUDOUIN	Chief Financial Officer (Principal Financial and Accounting Officer)
March 28, 2003
Christopher J. Baudouin

/s/ GILBERT F. BACH	Director
March 28, 2003
Gilbert F. Bach

/s/ MICHAEL J. DAVIES	Director
March 28, 2003
Michael J. Davies

/s/ JOHN R. PATRICK	Director
March 28, 2003
John R. Patrick

/s/ WILLIAM A. SHUTZER	Director
March 28, 2003
William A. Shutzer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alan M. Meckler, certify that:

          1.     I have reviewed this annual report on Form 10-K of Jupitermedia Corporation;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

          b)     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

          6.     The Registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALAN M. MECKLER

Alan M. Meckler Chairman and Chief Executive Officer March 28, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher J. Baudouin, certify that:

          1.     I have reviewed this annual report on Form 10-K of Jupitermedia Corporation;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

          b)     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

          6.     The Registrant’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHRISTOPHER J. BAUDOUIN

Christopher J. Baudouin Chief Financial Officer March 28, 2003