Form 10-Q
period 2003-03-31
JUPITERMEDIA CORP
filed 2003-05-15
CIK 1083712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                        Commission file number: 333-76331



                            JUPITERMEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                         06-1542480
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


 23 OLD KINGS HIGHWAY SOUTH
     DARIEN, CONNECTICUT                                      06820
-------------------------------                  -------------------------------
   (Address of principal                                    (Zip Code)
    executive offices)


                                 (203) 662-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    No [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [_]    No [X]

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of May 12, 2003 was 25,365,394.

================================================================================

                            JUPITERMEDIA CORPORATION


                                      INDEX





                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets -
             December 31, 2002 and March 31, 2003 ..........................   3

             Consolidated Statements of Operations -
             For the Three Months Ended March 31, 2002 and 2003 ............   4

             Consolidated Statements of Cash Flows -
             For the Three Months Ended March 31, 2002 and 2003 ............   5

             Notes to Consolidated Financial Statements ....................   6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ...........................  10


Item 3.      Quantitative and Qualitative Disclosures About Market Risk ....  15


Item 4.      Controls and Procedures .......................................  15




PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings .............................................  18


Item 2.      Changes in Securities .........................................  18


Item 3.      Defaults Upon Senior Securities ...............................  18


Item 4.      Submission of Matters to a Vote of Security Holders ...........  18


Item 5.      Other Information .............................................  19


Item 6.      Exhibits and Reports on Form 8-K ..............................  19



Signatures .................................................................  20


Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...  21

                            JUPITERMEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2002 AND MARCH 31, 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                            DECEMBER 31,        MARCH 31,
                                                                2002              2003
                                                            ------------      ------------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ..........................     $     25,451      $     25,219
   Accounts receivable, net of allowances of $1,056
     and $1,028, respectively .........................            7,521             6,109
   Unbilled accounts receivable .......................            1,999               753
   Prepaid expenses and other .........................              794             1,116
                                                            ------------      ------------
       Total current assets ...........................           35,765            33,197

Property and equipment, net of accumulated
   depreciation of $7,656 and $8,010, respectively ....            1,924             1,646
Intangible assets, net ................................            1,473             1,482
Goodwill ..............................................            8,377             8,422
Investments and other assets ..........................            1,768             1,741
                                                            ------------      ------------
       Total assets ...................................     $     49,307      $     46,488
                                                            ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................     $      1,386      $      1,505
   Accrued payroll and related expenses ...............            2,014             1,380
   Accrued expenses and other .........................            3,823             3,028
   Deferred revenues ..................................            7,230             7,023
                                                            ------------      ------------
       Total current liabilities ......................           14,453            12,936
                                                            ------------      ------------

       Total liabilities ..............................           14,453            12,936
                                                            ------------      ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 4,000,000
      shares authorized, no shares issued .............               --                --
   Common stock, $.01 par value, 75,000,000 shares
      authorized, 25,342,017 and 25,352,941 shares
      issued at December 31, 2002 and March 31,
      2003, respectively ..............................              253               254
   Additional paid-in capital .........................          175,487           175,508
   Accumulated deficit ................................         (140,809)         (142,139)
   Treasury stock, 65,000 shares at cost ..............             (106)             (106)
   Accumulated other comprehensive income .............               29                35
                                                            ------------      ------------
       Total stockholders' equity .....................           34,854            33,552
                                                            ------------      ------------
       Total liabilities and stockholders' equity .....     $     49,307      $     46,488
                                                            ============      ============

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------
                                                             2002              2003
                                                         ------------      ------------

Revenues ...........................................     $      8,676      $      8,245
Cost of revenues ...................................            3,534             4,672
                                                         ------------      ------------

Gross profit .......................................            5,142             3,573
                                                         ------------      ------------

Operating expenses:
   Advertising, promotion and selling ..............            3,365             2,722
   General and administrative ......................            1,743             1,593
   Depreciation ....................................              657               363
   Amortization ....................................              172               240
                                                         ------------      ------------
Total operating expenses ...........................            5,937             4,918
                                                         ------------      ------------

Operating loss .....................................             (795)           (1,345)

Loss on investments and other, net .................             (109)              (55)
Interest income ....................................              104                89
                                                         ------------      ------------

Loss before income taxes, minority interests and
   equity loss from venture fund investments .......             (800)           (1,311)

Provision for income taxes .........................                6                --
Minority interests .................................                1                 4
Equity loss from venture fund investments, net .....             (226)              (23)
                                                         ------------      ------------
Net loss ...........................................     $     (1,031)     $     (1,330)
                                                         ============      ============

Basic and diluted net loss per share ...............     $      (0.04)     $      (0.05)
                                                         ============      ============

Weighted average number of common shares outstanding           25,333            25,283
                                                         ============      ============




                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------
                                                                                            2002              2003
                                                                                        ------------      ------------
Cash flows from operating activities:
    Net loss ......................................................................     $     (1,031)     $     (1,330)
    Adjustments to reconcile net loss to net cash provided by operating activities-
      Depreciation and amortization ...............................................              829               603
      Barter transactions, net ....................................................             (333)             (228)
      Provision for losses on accounts receivable .................................              280                 6
      Minority interests ..........................................................               (1)               (4)
      Equity loss from venture fund investments, net ..............................              226                23
      Loss on investments and other, net ..........................................              109                55
    Changes in current assets and liabilities (net of business acquired):
      Accounts receivable .........................................................              877             1,478
      Unbilled accounts receivable ................................................               --             1,273
      Prepaid expenses and other ..................................................             (231)             (318)
      Accounts payable and accrued expenses .......................................           (1,033)           (1,400)
      Deferred revenues ...........................................................              726                21
                                                                                        ------------      ------------
         Net cash provided by operating activities ................................              418               179
                                                                                        ------------      ------------

Cash flows from investing activities:
    Additions to property and equipment ...........................................             (108)              (91)
    Acquisitions of businesses and other ..........................................             (444)             (393)
    Proceeds from sales of assets and other .......................................              173                50
                                                                                        ------------      ------------
         Net cash used in investing activities ....................................             (379)             (434)
                                                                                        ------------      ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options .......................................               --                23
                                                                                        ------------      ------------
         Net cash provided by financing activities ................................               --                23
                                                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents ..............................               39              (232)
Cash and cash equivalents, beginning of period ....................................           25,100            25,451
                                                                                        ------------      ------------
Cash and cash equivalents, end of period ..........................................     $     25,139      $     25,219
                                                                                        ============      ============

Supplemental disclosures of cash flow:
    Cash paid for income taxes ....................................................     $         12      $          3
                                                                                        ============      ============



                See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.    THE COMPANY

      Jupitermedia is a provider of global real-time news, information, research and media resources for information technology ("IT") and Internet industry professionals. Jupitermedia includes the internet.com and EarthWeb.com network of over 150 Web sites and 200 e-mail newsletters that generate over 200 million page views monthly. Our network is organized into 16 subject areas, or vertical content channels. These vertical content channels serve our Internet users, which include IT and Internet industry professionals. Jupitermedia also includes Jupiter Research, an international research advisory organization specializing in business and technology market research in 18 business areas and 11 vertical markets. In addition, Jupiter Events include nearly 40 offline conferences and trade shows focused on IT and business-specific topics.

      Since all of Jupitermedia's products and services relate to providing information to IT and Internet industry professionals, its success is dependent on IT and the Internet.

2.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statement of operations for the three months ended March 31, 2003 is not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in Jupitermedia's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

      The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3.    STOCK BASED COMPENSATION

      Jupitermedia grants stock options with an exercise price equal to the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for such grants. If Jupitermedia determined compensation cost for its stock options based on the fair value at the date of grant under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", its pro forma net loss and loss per share would be as follows (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                               2002            2003
                                                                             -------         -------
         Net loss                                                            $(1,031)        $(1,330)
            Deduct:  Total stock-based employee compensation expense
              determined under fair value based method for all awards             (1)            (10)
                                                                             -------         -------
         Pro forma net loss                                                  $(1,032)        $(1,340)
                                                                             =======         =======
         Basic and diluted loss per share
            As reported                                                      $ (0.04)        $ (0.05)
                                                                             =======         =======
            Pro forma                                                        $ (0.04)        $ (0.05)
                                                                             =======         =======

      Those pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on Jupitermedia's financial results.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The standard is effective for fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on Jupitermedia's financial results.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 became effective for Jupitermedia for disposal activities initiated after December 31, 2002 and its adoption did not have an impact on Jupitermedia's financial results.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123," to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. Since Jupitermedia accounts for our stock-based compensation under APB No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net income (loss) and earnings (loss) per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123 as set forth in Note 3.

5.    INTANGIBLE ASSETS AND GOODWILL

      INTANGIBLE ASSETS

      The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

                                                    WEB SITE
                                                   DEVELOPMENT
                                  TRADEMARKS         COSTS           OTHER           TOTAL
                                    -------         -------         -------         -------
DECEMBER 31, 2002
    Cost                            $ 1,921         $ 1,246         $   139         $ 3,306
    Accumulated amortization           (829)           (866)           (138)         (1,833)
                                    -------         -------         -------         -------
    Net carrying value              $ 1,092         $   380         $     1         $ 1,473
                                    =======         =======         =======         =======
MARCH 31, 2003
    Cost                            $ 2,145         $ 1,268         $   142         $ 3,555
    Accumulated amortization           (984)           (947)           (142)         (2,073)
                                    -------         -------         -------         -------
    Net carrying value              $ 1,161         $   321         $    --         $ 1,482
                                    =======         =======         =======         =======

      Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

     YEAR ENDING DECEMBER 31,
     ------------------------
     2003                              $  719
     2004                                 524
     2005                                 223
     2006                                  16
                                       ------
                                       $1,482
                                       ======

      GOODWILL

      The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows:

                                                 ONLINE
                                                 MEDIA        RESEARCH          EVENTS         TOTAL
                                                -------        -------         -------        -------
         Balance as of December 31, 2002        $ 5,254        $ 3,074         $    49        $ 8,377
         Goodwill acquired during period            143             --              --            143
         Purchase price adjustment                   --            (98)             --            (98)
                                                -------        -------         -------        -------
         Balance as of March 31, 2003           $ 5,397        $ 2,976         $    49        $ 8,422
                                                =======        =======         =======        =======

6.    COMPUTATION OF NET LOSS PER SHARE

      Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

      Computations of basic and diluted net loss per share for the three months ended March 31, 2002 and 2003 are as follows (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -------------------------
                                                           2002             2003
                                                         --------         --------
         Numerator: Net loss                             $ (1,031)        $ (1,330)

         Denominator: Basic and diluted weighted average
             number of common shares outstanding           25,333           25,283
                                                         --------         --------

         Basic and diluted net loss per share            $  (0.04)        $  (0.05)
                                                         ========         ========

      Due to the net loss for the three months ended March 31, 2002 and 2003, outstanding options to purchase 4,168,207 and 5,521,169 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for those periods, as the result would have been anti-dilutive.

7.       SEGMENT INFORMATION

      Jupitermedia has three reportable segments: Online Media, Research and Events. The Online Media segment derives its revenues primarily from the sale of advertising on Jupitermedia's internet.com and EarthWeb.com Network of over 150 Web sites and over 200 e-mail newsletters. Research represents the Jupiter Research division. Jupiter Research provides advisory reports in business and technology market research in 18 business areas and 11 vertical markets. The Events segment includes offline conferences and trade shows that generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities.

      Summary information by segment for the three months ended March 31, 2002 and 2003 is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -------------------------
                                                           2002             2003
                                                         --------         --------
         Revenues:
             Online Media                                $  7,345         $  4,645
             Research                                          --            2,276
             Events                                         1,006            1,177
             Other                                            325              147
                                                         --------         --------
                                                         $  8,676         $  8,245
                                                         --------         --------

         Cost of revenues and operating expenses:
             Online Media                                $  6,290         $  4,092
             Research                                          --            2,587
             Events                                         1,180            1,313
             Other                                          2,001            1,598
                                                         --------         --------
                                                         $  9,471         $  9,590
                                                         --------         --------

         Operating income (loss):
             Online Media                                $  1,055         $    553
             Research                                          --             (311)
             Events                                          (174)            (136)
             Other                                         (1,676)          (1,451)
                                                         --------         --------
                                                         $   (795)        $ (1,345)
                                                         ========         ========

8.       COMMITMENTS AND CONTINGENCIES

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

      On or about October 9, 2001, with leave of the Delaware Chancery court, plaintiffs filed a Second Amended Class Action Complaint ("SAC"). The SAC adds allegations concerning defendants' alleged failure to disclose certain facts concerning Mr. Meckler's role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Court issued an opinion denying the defendants' motion to dismiss the SAC. On December 13, 2002, all of the defendants, including Jupitermedia, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses. All of the defendants intend to continue to vigorously defend themselves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes, which appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia's future revenues, expenses, cash flows and stock price; Jupitermedia's ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia's international and venture investments; any material change in Jupitermedia's intellectual property rights; and continued growth and acceptance of information technology and the Internet. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia's reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

OVERVIEW

      Jupitermedia is a provider of global real-time news, information, research and media resources for information technology ("IT") and Internet industry professionals. We provide our community of users with the following resources:

    o   real-time IT and Internet              o   tutorials, training and
        industry news                              skills development
    o   business and technology market         o   buyer's guides and
        research                                   products reviews
    o   IT and business-specific               o   discussion forums
        conferences and trade shows            o   software downloads
    o   information about emerging             o   expert advice
        products and technologies

SEGMENTS

      Jupitermedia operates in three business segments (for additional information - see also Note 7 of the Notes to Unaudited Consolidated Financial Statements contained in Item 1 hereof):

    o   Online media
    o   Research
    o   Events

       ONLINE MEDIA

      Our online media business includes our internet.com and EarthWeb.com network of over 150 Web sites and 200 e-mail newsletters that generate over 200 million page views monthly. Our network is organized into 16 vertical content categories, or channels that serve our users.

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

      PERMISSION BASED OPT-IN E-MAIL LIST RENTALS. We currently offer for rental our permission based opt-in e-mail list names relating to over 270 IT and Internet-specific topics. Members of our community of users volunteer, or "opt-in," to be included on these lists to receive e-mail product offerings and information relevant to their interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

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

      LICENSING AGREEMENTS. We license our editorial content and brands to third parties for fixed fees and royalties based on the licensee's revenues generated by the licensed content. We license selected portions of our editorial content to print publishers. We license one-time rights to reprint individual articles, online or in print, to third parties through licensing of reprints and copyright permission requests. We also provide access to limited versions of our editorial content to others at no charge, to promote our brands and generate traffic. Such amounts are recognized as revenue in the month earned.

      WEBINARS. Jupiter Webinars are objective, educational online forums that provide focused research findings and analysis from Jupiter Research, as well as other highly respected analysts, journalists and industry experts. These live multimedia presentations provide actionable, unbiased information, as well as the opportunity to interact with the analysts through live question and answer segments. Jupiter Webinars are free to qualified professionals. We generate revenue from advertiser sponsorships. Revenues are recognized in the period in which the Webinar occurs.

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

      Jupiter Research consists of three main product lines: Syndicated Research, Custom Research and Consulting, and A la Carte solutions.

      SYNDICATED RESEARCH. Syndicated research delivers data and analysis via written research reports and also analyst inquiry. Reports include forecasts and survey data to understand consumers' behaviors and preferences, as well as how executives are investing in particular technologies and platforms. Analyst inquiry allows companies to dig deeper into a given subject one-on-one, to test ideas and to add objective insight for specific industries and online circumstances. Syndicated research is typically sold on a subscription basis and revenues are deferred and then recognized over the term of the related contract as services are provided.

      CUSTOM RESEARCH AND CONSULTING. Our Custom Research and Consulting product meets project-specific research needs. Strategic consulting projects utilize a variety of research methodologies to provide proprietary recommendations; allow clients to test specific hypotheses regarding how new technologies, competitive forces and alternative go-to-market strategies affect their market position; and expand on Jupiter Research's knowledge and data, often focusing on markets or issues not directly covered in existing products. Types of custom research projects include market opportunity assessments, leading practice analyses, business evaluations, new business model assessments, multi-client studies and site benchmarking. Revenues related to our Custom Research and Consulting products are recognized over the period the service is provided.

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

VENTURE FUND INVESTMENTS

      We are the portfolio manager of internet.com Venture Fund I LLC, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, a $75.0 million venture fund formed in January 2000, all of which invest in early-stage content-based Internet properties that are not competitive with Jupitermedia. We earn management fees for the day-to-day operation and general management of the funds. We are also entitled to 20% of the realized gains on investments made by these funds. In February 2003, the operating agreement of internet.com Venture Fund II LLC was amended to provide for the dissolution of the fund and distribution of the fund assets by December 31, 2003. In October 2002, the operating agreement of internet.com Venture Partners III was amended to reduce the fund's committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund assets by December 31, 2003. We no longer have any outstanding capital commitments related to these three venture funds. We invested $700,000 in the initial fund, $1.8 million in the second fund and $3.1 million in the third fund, each of which is now fully invested. The remaining $4.3 million of capital raised and funded in the initial fund, $13.2 million raised and funded in the second fund and $19.4 million raised and funded in the third fund were sourced by third party investors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2003

      REVENUES. Revenues were $8.7 million for the three months ended March 31, 2002 and $8.2 million for the three months ended March 31, 2003, representing a decrease of 5%. This change was primarily due to a reduction in advertising revenues, including a reduction in barter revenue of $1.0 million. This decrease was partially offset by an increase in research revenues of $2.3 million resulting from the acquisition of Jupiter Research. Jupiter Research was acquired in the third quarter of 2002.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, research, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $3.5 million for the three months ended March 31, 2002 and $4.7 million for the three months ended March 31, 2003, representing an increase of 32%. This change was primarily due to an increase of $1.1 million in salaries, benefits and other related costs due to an increase in the number of employees resulting from the acquisition of Jupiter Research. As a percentage of revenues, cost of revenues was 41% for the three months ended March 31, 2002 and 57% for the three months ended March 31, 2003.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $3.4 million for the three months ended March 31, 2002 and $2.7 million for the three months ended March 31, 2003, representing a 19% decrease. This change was primarily due to a reduction in barter advertising of $850,000 offset by an increase in salaries, benefits and other related costs paid to advertising and research sales personnel of $300,000 due to an increase in the number of employees resulting from the acquisition of Jupiter Research. As a percentage of revenues, advertising, promotion and selling expenses were 39% for the three months ended March 31, 2002 and 33% for the three months ended March 31, 2003.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $1.7 million for the three months ended March 31, 2002 and $1.6 million for the three months ended March 31, 2003, representing a 9% decrease. This change was primarily due to a reduction in the provision for losses on accounts receivable of $300,000 due to improved collection results. As a percentage of revenues, general and administrative expenses were 20% for the three months ended March 31, 2002 and 19% for the three months ended March 31, 2003.

      DEPRECIATION. Depreciation of property and equipment was $657,000 for the three months ended March 31, 2002 and $363,000 for the three months ended March 31, 2003, representing a 45% decrease. This decline was a result of reduced capital expenditures. As a percentage of revenues, depreciation of property and equipment was 8% for the three months ended March 31, 2002 and 4% for the three months ending March 31, 2003.

      AMORTIZATION. Amortization of intangibles was $172,000 for the three months ended March 31, 2002 and $240,000 for the three months ended March 31, 2003, representing a 40% increase. On January 1, 2002, Jupitermedia ceased amortizing the remaining goodwill on acquired media properties in accordance with SFAS No. 142. As a percentage of revenues, amortization of intangibles was 2% for the three months ended March 31, 2002 and 3% for the three months ended March 31, 2003.

      LOSS ON INVESTMENTS AND OTHER, NET. During the three months ended March 31, 2002, Jupitermedia determined that the declines in value from Jupitermedia's accounting basis for certain of its investments in internet.com venture fund portfolio companies was other than temporary. Jupitermedia recognized losses totaling $109,000 related to investment impairment, net of a gain on the sales of assets. During the three months ended March 31, 2003, Jupitermedia recorded a net loss on the sale of assets of $55,000.

      INTEREST INCOME. Interest income was $104,000 for the three months ended March 31, 2002 and $89,000 for the three months ended March 31, 2003. This change was due to a decline in interest rates.

      PROVISION FOR INCOME TAXES. Jupitermedia recorded a provision for income taxes of $6,000 for the three months ended March 31, 2002 based upon estimated foreign tax rates and did not record a provision for foreign income taxes for the three months ended March 31, 2003.

      MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of profits or losses of Jupitermedia's majority-owned consolidated international subsidiaries.

      EQUITY LOSS FROM VENTURE FUND INVESTMENTS, NET. Equity losses represent Jupitermedia's net equity interests in the investments in internet.com venture funds. Equity loss was $226,000 for the three months ended March 31, 2002 and $23,000 for the three months ended March 31, 2003, representing a 90% decrease. This change was primarily due to a reduction in the writedowns of portfolio investments by the internet.com venture funds.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have funded operations primarily with cash from our initial and follow-on public offerings of common stock. On June 25, 1999, we completed our initial public offering of 3,400,000 shares of our common stock at $14.00 per share. Net proceeds to Jupitermedia aggregated approximately $43.0 million. On February 1, 2000, we completed our follow-on public offering of 3,750,000 shares of common stock priced at $60.00 per share, of which 1,750,000 shares were sold by Jupitermedia and 2,000,000 shares were sold by Penton Media, Inc. Net proceeds received by Jupitermedia from the follow-on offering were approximately $98.3 million. Jupitermedia did not receive any of the proceeds from the sale of shares by Penton Media, Inc.

      As of March 31, 2003, Jupitermedia had total current assets of $33.2 million and total current liabilities of $12.9 million, or working capital of approximately $20.3 million.

      Net cash provided by operating activities was $418,000 for the three months ended March 31, 2002 and $179,000 for the three months ended March 31, 2003. Net cash provided by operating activities for the period ended March 31, 2002 was primarily a result of our net losses adjusted for depreciation and amortization as well as a decrease in accounts receivable and an increase in deferred revenues offset by decreases in accounts payable and accrued expenses. Net cash provided by operating activities for the three months ended March 31, 2003 was primarily a result of our net losses adjusted for depreciation and amortization and non-cash barter transactions as well as decreases in accounts receivable and unbilled accounts receivable offset by decreases in accounts payable and accrued expenses.

      Net cash used in investing activities was $379,000 for the three months ended March 31, 2002 and $434,000 for the three months ended March 31, 2003. Net cash used in investing activities was primarily a result of acquisitions of businesses and capital expenditures. Capital expenditures were $108,000 for the three months ended March 31, 2002 and $91,000 for the three months ended March 31, 2003.

      Net cash provided by financing activities was $0 for the three months ended March 31, 2002 and $23,000 for the three months ended March 31, 2003 and was from proceeds received from the exercise of stock options.

      In October 2001, Jupitermedia announced that its Board of Directors had authorized the expenditure of up to $1.0 million to repurchase the Company's outstanding common stock. Any purchases under Jupitermedia's stock repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of Company management. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. In September 2002, Jupitermedia announced that it purchased 65,000 shares of Jupitermedia common stock at $1.60 per share as part of its stock repurchase program.

      Jupitermedia believes the combination of cash on hand and operating cash flow will provide sufficient liquidity for the next twelve months. However, if there were to be a further downturn in the general economy, particularly related to technology advertising, there would be a corresponding negative impact on Jupitermedia's liquidity. In addition, any future acquisitions that require cash may affect our liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 did not have a material impact on Jupitermedia's financial results.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The standard is effective for fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on Jupitermedia's financial results.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 became effective for Jupitermedia for disposal activities initiated after December 31, 2002 and its adoption did not have an impact on Jupitermedia's financial results.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123," to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. Since Jupitermedia accounts for our stock-based compensation under APB No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net income (loss) and earnings (loss) per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123 as set forth in Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in Item 1 hereof.

CRITICAL ACCOUNTING POLICIES

      There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in debt instruments of the U.S. Government and its agencies. Interest rates for our investments were approximately 1.20% at March 31, 2003 and generally move with market rates.

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

           On or about October 9, 2001, with leave of the Delaware Chancery court, plaintiffs filed a Second Amended Class Action Complaint ("SAC"). The SAC adds allegations concerning defendants' alleged failure to disclose certain facts concerning Mr. Meckler's role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Court issued an opinion denying the defendants' motion to dismiss the SAC. On December 13, 2002, all of the defendants, including Jupitermedia, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses. All of the defendants intend to continue to vigorously defend themselves.


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

             Exhibit
              Number     Description
           ------------- -------------------------------------------------------
           11            Statement Regarding Computation of Per Share Earnings
                         (Loss) (included in notes to consolidated financial statements)
           99.1          Certification Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002
           99.2          Certification Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002

           (b)      Reports on Form 8-K

           On May 6, 2003, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 15, 2003                     Jupitermedia Corporation






                                        /s/ Christopher S. Cardell
                             -------------------------------------------------
                                          Christopher S. Cardell
                              Director, President and Chief Operating Officer







                                        /s/ Christopher J. Baudouin
                             -------------------------------------------------
                                          Christopher J. Baudouin
                             Senior Vice President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Alan M. Meckler

Alan M. Meckler
Chairman and Chief Executive Officer
May 15, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Christopher J. Baudouin

Christopher J. Baudouin
Senior Vice President and Chief Financial Officer
May 15, 2003