Form 10-Q
period 2003-06-30
JUPITERMEDIA CORP
filed 2003-08-14
CIK 1083712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 333-76331

                            Jupitermedia Corporation
             (Exact name of Registrant as specified in its charter)

               Delaware                                  06-1542480
     ------------------------------          ----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

       23 Old Kings Highway South
          Darien, Connecticut                               06820
 --------------------------------------                   --------
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

Yes  [ ]   No  [X]

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of August 11, 2003 was 25,688,820.
================================================================================

                            Jupitermedia Corporation

                                      Index





                                                                            Page
                                                                            ----
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2002 and
          June 30, 2003                                                       3

         Consolidated Statements of Operations - For the Three
          Months and Six Months Ended June 30, 2002 and 2003                  4

         Consolidated Statements of Cash Flows - For the Six
          Months Ended June 30, 2002 and 2003                                 5

         Notes to Consolidated Financial Statements                           6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.  Controls and Procedures                                             20

PART II. Other Information

Item 1.  Legal Proceedings                                                   21

Item 2.  Changes in Securities                                               21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

Signatures                                                                   24

                            JUPITERMEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2002 AND JUNE 30, 2003
               (in thousands, except share and per share amounts)

                                                                   December 31,   June 30,
                                                                      2002          2003
                                                                   ----------    ----------
                                                                                 (unaudited)
     ASSETS

Current assets:
    Cash and cash equivalents                                      $   25,451    $   12,519
    Accounts receivable, net of allowances of $1,056
      and $865, respectively                                            7,521         6,018
    Unbilled accounts receivable                                        1,999           971
    Prepaid expenses and other                                            794         1,744
                                                                   ----------    ----------
          Total current assets                                         35,765        21,252

Property and equipment, net of accumulated depreciation
  of $7,656 and $8,336, respectively                                    1,924         1,583
Intangible assets, net                                                  1,473         5,778
Goodwill                                                                8,377        19,574
Investments and other assets                                            1,768         1,792
                                                                   ----------    ----------
          Total assets                                             $   49,307    $   49,979
                                                                   ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $    1,386    $    1,712
    Accrued payroll and related expenses                                2,014         2,051
    Accrued expenses and other                                          3,823         3,237
    Deferred revenues                                                   7,230         8,043
                                                                   ----------    ----------
          Total current liabilities                                    14,453        15,043

    Long-term liabilities                                                --             436
                                                                   ----------    ----------
          Total liabilities                                            14,453        15,479
                                                                   ----------    ----------

Stockholders' equity:
    Preferred stock, $.01 par value, 4,000,000 shares
      authorized, no shares issued                                       --            --

    Common stock, $.01 par value, 75,000,000 shares
         authorized, 25,342,017 and 25,641,379 shares
         issued at December 31, 2002 and June 30, 2003,
         respectively                                                     253           256
    Additional paid-in capital                                        175,487       176,583
    Accumulated deficit                                              (140,809)     (142,250)
    Treasury stock, 65,000 shares at cost                                (106)         (106)
    Accumulated other comprehensive income                                 29            17
                                                                   ----------    ----------
         Total stockholders' equity                                    34,854        34,500
                                                                   ----------    ----------
         Total liabilities and stockholders' equity                $   49,307    $   49,979
                                                                   ==========    ==========

                 See notes to consolidated financial statements

                            JUPITERMEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                   --------------------    --------------------
                                                     2002        2003        2002        2003
                                                   --------    --------    --------    --------
Revenues                                           $  9,886    $ 10,220    $ 18,562    $ 18,465
Cost of revenues                                      3,890       4,508       7,424       9,180
                                                   --------    --------    --------    --------

Gross profit                                          5,996       5,712      11,138       9,285
                                                   --------    --------    --------    --------

Operating expenses:
     Advertising, promotion and selling               3,614       3,539       6,979       6,261
     General and administrative                       1,618       1,785       3,361       3,378
     Depreciation                                       588         338       1,245         701
     Amortization                                       195         256         367         496
                                                   --------    --------    --------    --------
Total operating expenses                              6,015       5,918      11,952      10,836
                                                   --------    --------    --------    --------

Operating loss                                          (19)       (206)       (814)     (1,551)

Gain (loss) on investments and other, net               (95)         54        (204)         (1)
Interest income                                          98          62         202         151
                                                   --------    --------    --------    --------

Loss before income taxes, minority interests and
  equity loss from venture fund investments             (16)        (90)       (816)     (1,401)

Provision for income taxes                               13        --            19        --
Minority interests                                       (2)          6          (1)         10
Equity loss from venture fund investments              (151)        (27)       (377)        (50)
                                                   --------    --------    --------    --------
Net loss                                           $   (182)   $   (111)   $ (1,213)   $ (1,441)
                                                   ========    ========    ========    ========

Basic and diluted net loss per share               $  (0.01)   $  (0.00)   $  (0.05)   $  (0.06)
                                                   ========    ========    ========    ========

Weighted average number of common shares
  outstanding                                        25,333      25,301      25,333      25,292
                                                   ========    ========    ========    ========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
                                   (unaudited)
                                 (in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2002          2003
                                                       ----------    ----------
Cash flows from operating activities:
  Net loss                                             $   (1,213)   $   (1,441)
  Adjustments to reconcile net loss to net cash
   provided by operating activities-
     Depreciation and amortization                          1,612         1,197
     Barter transactions, net                                (649)         (456)
     Provision for losses on accounts receivable               88            52
     Minority interests                                         1           (10)
     Equity loss from venture fund investments                377            50
     Loss on investments and other, net                       204             1
  Changes in current assets and liabilities (net of
   businesses acquired):
     Accounts receivable                                    1,124         1,667
     Unbilled accounts receivable                            --           1,068
     Prepaid expenses and other                               384          (594)
     Accounts payable and accrued expenses                   (620)         (698)
     Deferred revenues                                        (12)         (347)
                                                       ----------    ----------
         Net cash provided by operating activities          1,296           489
                                                       ----------    ----------

Cash flows from investing activities:
  Additions to property and equipment                        (131)         (147)
  Acquisitions of businesses and other                       (769)      (13,431)
  Proceeds from sales of assets and other                     263            54
                                                       ----------    ----------
         Net cash used in investing activities               (637)      (13,524)
                                                       ----------    ----------

Cash flows from financing activities:
  Proceeds from exercise of stock options                    --             103
                                                       ----------    ----------
         Net cash provided by financing activities           --             103
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents          659       (12,932)
Cash and cash equivalents, beginning of period             25,100        25,451
                                                       ----------    ----------
Cash and cash equivalents, end of period               $   25,759    $   12,519
                                                       ==========    ==========

Supplemental disclosures of cash flow:
     Cash paid for income taxes                        $       25    $     --
                                                       ==========    ==========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (unaudited)

1. THE COMPANY

     Jupitermedia is a provider of global real-time news, information, research and media resources for information technology ("IT"), Internet industry and graphics professionals. Jupitermedia includes the internet.com, EarthWeb.com and ArtToday.com networks of over 165 Web sites and nearly 200 e-mail newsletters that generate nearly 230 million page views monthly. Our network is organized into 16 subject areas, or vertical content channels. These vertical content channels serve our Internet users, which include IT, Internet industry and graphics professionals. Jupitermedia also includes Jupiter Research, an international research advisory organization specializing in business and technology market research in 18 business areas and 11 vertical markets. In addition, Jupiter Events produces offline conferences and trade shows focused on IT and business-specific topics.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statement of operations for the three months and six months ended June 30, 2003 is not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting only of a normal and recurring nature, considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

     The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. STOCK BASED COMPENSATION

     Jupitermedia grants stock options with an exercise price equal to the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for such grants. If Jupitermedia determined compensation cost for its stock options based on the fair value at the date of grant under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", its pro forma net loss and loss per share would be as follows (in thousands, except per share amounts):

                                             Three Months Ended June 30,  Six Months Ended June 30,
                                             ---------------------------  -------------------------
                                                 2002          2003          2002          2003
                                              ----------    ----------    ----------    ----------
Net loss                                      $     (182)   $     (111)   $   (1,213)   $   (1,441)
   Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards         (145)         (128)         (148)         (151)
                                              ----------    ----------    ----------    ----------
Pro forma net loss                            $     (327)   $     (239)   $   (1,361)   $   (1,592)
                                              ==========    ==========    ==========    ==========
Basic and diluted loss per share
   As reported                                $    (0.01)   $    (0.00)   $    (0.05)   $    (0.06)
                                              ==========    ==========    ==========    ==========
   Pro forma                                  $    (0.01)   $    (0.01)   $    (0.05)   $    (0.06)
                                              ==========    ==========    ==========    ==========

     Those pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123," to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effect of stock-based compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. Since Jupitermedia accounts for our stock-based compensation under APB No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net income (loss) and earnings (loss) per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123 as set forth in Note 3.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on Jupitermedia's financial statements.

5. INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill includes the preliminary allocation of the purchase price relating to the acquisition of ArtToday, Inc., which took place on June 30, 2003. These amounts are subject to change pending the final purchase price allocation. See Note 7 for additional disclosure information.

     AMORTIZED INTANGIBLE ASSETS

     The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

                                              DECEMBER 31, 2002
                                  -------------------------------------------
                                                 ACCUMULATED     NET CARRYING
                                    COST        AMORTIZATION        VALUE
                                    ----        ------------        -----

   Trademarks                     $1,921            $(829)          $1,092
   Image library                       -                -                -
   Customer lists                      -                -                -
   Web site development costs      1,246             (866)             380
   Non-compete agreement               -                -                -
   Other                             139             (138)               1
                                  ------          -------           ------
      Total                       $3,306          $(1,833)          $1,473
                                  ======          =======           ======


                                               JUNE 30, 2003
                                  -------------------------------------------
                                                 ACCUMULATED     NET CARRYING
                                    COST        AMORTIZATION        VALUE
                                    ----        ------------        -----

   Trademarks                     $2,183          $(1,154)          $1,029
   Image library                   2,500                -            2,500
   Customer lists                    325                -              325
   Web site development costs      1,770           (1,031)             739
   Non-compete agreement             283                -              283
   Other                             146             (144)               2
                                  ------          -------           ------
      Total                       $7,207          $(2,329)          $4,878
                                  ======          =======           ======

     Intangibles that are subject to amortization are amortized on a straight-line basis over three years, except for customer lists that are amortized over seven years, certain web site development costs that are amortized over five years and the image library that is amortized over fifteen years. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

     YEAR ENDING DECEMBER 31,
     ------------------------
       2003                                        $680
       2004                                         945
       2005                                         644
       2006                                         381
       2007                                         312
       Thereafter                                 1,916
                                                 ------
                                                 $4,878
                                                 ======
     UNAMORTIZED INTANGIBLE ASSETS

                                       DECEMBER 31,      JUNE 30,
                                           2002            2003
                                           ----            ----
     Domain names                          $  -            $900
                                           ----            ----
       Total                               $  -            $900
                                           ====            ====

     GOODWILL

     The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

                                       Online Media  Research   Events   Total
                                       ------------  --------   ------   -----
     Balance as of December 31, 2002     $ 5,254      $ 3,074   $   49  $ 8,377
     Goodwill acquired during period      11,404          --       --    11,404
     Purchase accounting adjustments         --          (207)     --      (207)
                                         -------      -------   ------  -------
     Balance as of June 30, 2003         $16,658      $ 2,867   $   49  $19,574
                                         =======      =======   ======  =======

     Purchase accounting adjustments pertain to adjustments made to the fair value of certain assets purchased in conjunction with the acquisition of Jupiter Research. Jupiter Research was acquired in the third quarter of 2002.

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

     Computations of basic and diluted net loss per share for the three and six months ended June 30, 2002 and 2003 are as follows (in thousands, except per share amounts):

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                 2002           2003             2002           2003
                                               -------        -------          -------        -------
     Numerator: Net loss                       $  (182)       $  (111)         $(1,213)       $(1,441)

     Denominator: Basic and diluted
      weighted average number of
      common shares outstanding                 25,333         25,301           25,333         25,292
                                               -------        -------          -------        -------
     Basic and diluted net loss per share      $ (0.01)       $ (0.00)         $ (0.05)       $ (0.06)
                                               =======        =======          =======        =======

     Due to the net losses for the three months and six months ended June 30, 2002 and 2003, outstanding options to purchase 5,482,218 and 7,321,155 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for those periods, as the result would have been anti-dilutive.

7. ACQUISITION

     On June 30, 2003 (the "Closing Date"), Jupitermedia acquired (the "Acquisition") all of the stock of ArtToday, Inc. ("ArtToday"), an Arizona corporation, pursuant to a stock purchase agreement, dated as of June 24, 2003, by and between Jupitermedia and International Microcomputer Software, Inc.

     The consideration paid in the Acquisition (which was determined as a result of arms'-length negotiations) consisted of cash in the amount of $13,000,000 and 250,000 restricted shares of Jupitermedia's common stock. The purchase price is subject to adjustment after the Closing Date based on the adjusted net assets of ArtToday as of the Closing Date. Furthermore, additional cash earnout payments may be made based on net revenues derived from ArtToday for the six consecutive months following the Closing Date (the "First Earnout

Period"), the six consecutive months following the First Earnout Period (the "Second Earnout Period"), and the twelve consecutive months following the Second Earnout Period.

     The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values. Based on preliminary estimates, the aggregate purchase price was allocated as $11.2 million to goodwill, $4.5 million to intangible assets, $698,000 to assets other than goodwill and intangible assets and $2.5 million to assumed liabilities. The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The purchase accounting for the acquisition will be finalized at a later date not to exceed one year from the acquisition date.

     The unaudited pro forma information below presents results of operations as if the Acquisition had occurred as of January 1, 2002. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results (in thousands, except per share amounts):

                                                    Three Months Ended June 30,     Six Months Ended June 30,
                                                       2002              2003          2002            2003
                                                     -------           -------       -------         -------
     Revenues                                        $11,026           $11,835       $20,784         $21,494
                                                     =======           =======       =======         =======
     Net income (loss)                               $  (198)          $     3       $(1,104)        $(1,183)
                                                     =======           =======       =======         =======
     Basic and diluted income (loss) per share       $ (0.01)          $  0.00       $ (0.04)        $ (0.05)
                                                     =======           =======       =======         =======

8. SEGMENT INFORMATION

     Jupitermedia has three reportable segments: Online Media, Research and Events. The Online Media segment derives its revenues primarily from the sale of advertising on Jupitermedia's internet.com and EarthWeb.com Networks. Research represents the Jupiter Research division. Jupiter Research, which was acquired in the third quarter of 2002, provides advisory reports in business and technology market research in 18 business areas and 11 vertical markets. The Events segment includes offline conferences and trade shows that generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities.

     Summary information by segment for the three months and six months ended June 30, 2002 and 2003 is as follows (in thousands):

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                ---------------------------     -------------------------
                                                    2002          2003            2002           2003
                                                  -------       -------          -------       -------
     Revenues:
          Online Media                            $ 7,617       $ 6,034          $14,962       $10,679
          Research                                      -         2,157                -         4,433
          Events                                    1,945         1,876            2,951         3,053
          Other                                       324           153              649           300
                                                  -------       -------          -------       -------
                                                  $ 9,886       $10,220          $18,562       $18,465
                                                  -------       -------          -------       -------

     Cost of revenues and operating expenses:
          Online Media                            $ 5,668       $ 4,058          $11,958       $ 8,150
          Research                                      -         2,277                -         4,864
          Events                                    1,838         2,230            3,018         3,543
          Other                                     2,399         1,861            4,400         3,459
                                                  -------       -------          -------       -------
                                                  $ 9,905       $10,426          $19,376       $20,016
                                                  -------       -------          -------       -------

     Operating income (loss):
          Online Media                            $ 1,949       $ 1,976          $ 3,004       $ 2,529
          Research                                      -          (120)              -           (431)
          Events                                      107          (354)             (67)         (490)
          Other                                    (2,075)       (1,708)          (3,751)       (3,159)
                                                  -------       -------          -------       -------
                                                  $   (19)      $  (206)         $  (814)      $(1,551)
                                                  =======       =======          =======       =======

9. COMMITMENTS AND CONTINGENCIES

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

10. SUBSEQUENT EVENT

     On July 11, 2003, Jupitermedia acquired the assets (the "Asset Acquisition") of DevX.com from DevX.com, Incorporated, a Delaware corporation ("DevX"), pursuant to an asset purchase agreement , dated July 11, 2003, between DevX and Jupitermedia.

     The consideration paid in the Asset Acquisition (which was determined as a result of arms'-length negotiations) consisted of cash in the amount of $2,250,000 and 200,000 restricted shares of Jupitermedia's common stock plus the assumption of certain liabilities including accounts payable and obligations to fulfill contractual commitments.

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

OVERVIEW

     Jupitermedia is a provider of global real-time news, information, research and media resources for information technology ("IT"), Internet industry and graphics professionals. We provide our community of users with the following resources:

  o  real-time IT and Internet industry news      o  information about emerging
  o  business and technology market research         products and technologies
  o  IT and business-specific conferences and     o  tutorials, training and
     trade shows                                     skills development
  o  image and software downloads                 o  discussion forums
  o  buyer's guides and products reviews          o  expert advice

SEGMENTS

     Jupitermedia operates in three business segments (for additional information - see also Note 8 of the Notes to Unaudited Consolidated Financial Statements contained in Item 1 hereof):

  o  Online media
  o  Research
  o  Events

     ONLINE MEDIA

     Our online media business includes our internet.com, EarthWeb.com and ArtToday.com networks of over 165 Web sites and nearly 200 e-mail newsletters that generate nearly 230 million page views monthly. Our network is organized into 16 vertical content categories, or channels that serve our users.

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

     Paid Subscription Services. Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, WinDrivers.com, WallStreetResearchNet.com and AlertIPO.com, which are sold through our network and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue. Effective with the June 30, 2003 acquisition of ArtToday, Inc., paid subscription services also include our ArtToday.com network of paid online subscriptions for photographs, clipart, Web graphics, animations and fonts.

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

     Permission Based Opt-in E-Mail List Rentals. We currently offer for rental our permission based opt-in e-mail list names relating to over 230 IT and Internet-specific topics. Members of our community of users volunteer, or "opt-in," to be included on these lists to receive e-mail product offerings and information relevant to their interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed. Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

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

     Online Press Release Distribution Services. Through InternetNewsBureau.com, we provide paid e-mail based press release distribution services. These press releases are e-mailed to over 10,000 registered journalists. Revenue from this service is recorded on a per use basis and recognized at the time of distribution.

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

     Syndicated Research. Syndicated research delivers data and analysis via written research reports and also analyst inquiry. Reports include forecasts and survey data to understand consumers' behaviors and preferences, as well as how executives are investing in particular technologies and platforms. Analyst inquiry allows companies to look into a given subject one-on-one, to test ideas and to add objective insight for specific industries and online circumstances. Syndicated research is typically sold on a subscription basis and revenues are deferred and then recognized over the term of the related contract as services are provided.

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

     EVENTS

        Our Jupiter Events division produces offline conferences and trade shows focused on IT and business-specific topics that are of interest to our community of users. Conferences and trade shows generate revenue from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Revenue for conferences and trade shows is recognized in the period in which the conference and trade show is held. Deferred revenues relate to the portion of collected conference registration fees as well as exhibition space, advertiser and vendor sponsorships that have been contracted prior to the commencement of the conferences and trade shows.

VENTURE FUND INVESTMENTS

     We are the portfolio manager of internet.com Venture Fund I LLC, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, a $75.0 million venture fund formed in January 2000, all of which invest in early-stage content-based Internet properties that are not competitive with Jupitermedia. We earn management fees for the day-to-day operation and general management of the funds. We are also entitled to 20% of the realized gains on investments made by these funds. In February 2003, the operating agreement of internet.com Venture Fund II LLC was amended to provide for the dissolution of the fund and distribution of the fund assets by December 31, 2003. In October 2002, the operating agreement of internet.com Venture Partners III was amended to reduce the fund's committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund assets by December 31, 2003. We no longer have any outstanding capital commitments related to these three venture funds. We invested $700,000 in the initial fund, $1.8 million in the second fund and $3.1 million in the third fund, all of which are now fully invested. The remaining $4.3 million of capital raised and funded in the initial fund, $13.2 million raised and funded in the second fund and $19.4 million raised and funded in the third fund were sourced from third party investors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2003

     Revenues. Revenues were $9.9 million for the three months ended June 30, 2002 and $10.2 million for the three months ended June 30, 2003, representing an increase of 3%. This change was primarily due to an increase in research revenues of $2.2 million resulting from the acquisition of Jupiter Research. Jupiter Research was acquired in the third quarter of 2002. This increase was partially offset by a reduction in advertising revenues, including a reduction in barter revenue of $903,000.

     Cost of revenues. Cost of revenues primarily consists of expenses associated with editorial, research, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $3.9 million for the three months ended June 30, 2002 and $4.5 million for the three months ended June 30, 2003, representing an increase of 16%. This change was primarily due to an increase of $874,000 in salaries due to an increase in the number of employees resulting from the acquisition of Jupiter Research. As a percentage of revenues, cost of revenues was 39% for the three months ended June 30, 2002 and 44% for the three months ended June 30, 2003.

     Advertising, promotion and selling. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $3.6 million for the three months ended June 30, 2002 and $3.5 million for the three months ended June 30, 2003, representing a 2% decrease. This change was primarily due to a reduction in barter advertising of $814,000 offset by an increase in salaries, benefits and other related costs paid to advertising and research sales personnel of $637,000 due to an increase in the number of employees resulting from the acquisition of Jupiter Research. As a percentage of revenues, advertising, promotion and selling expenses were 37% for the three months ended June 30, 2002 and 35% for the three months ended June 30, 2003.

     General and administrative. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $1.6 million for the three months ended June 30, 2002 and $1.8 million for the three months ended June 30, 2003, representing a 10% increase. This change was primarily due to an increase in bad debt expense of $238,000. As a percentage of revenues, general and administrative expenses were 16% for the three months ended June 30, 2002 and 17% for the three months ended June 30, 2003.

     Depreciation. Depreciation of property and equipment was $588,000 for the three months ended June 30, 2002 and $338,000 for the three months ended June 30, 2003, representing a 43% decrease. This decline was a result of reduced capital expenditures. As a percentage of revenues, depreciation of property and equipment was 6% for the three months ended June 30, 2002 and 3% for the three months ended June 30, 2003.

     Amortization. Amortization of intangibles was $195,000 for the three months ended June 30, 2002 and $256,000 for the three months ended June 30, 2003, representing a 31% increase. This increase was due to additional trademark purchases. As a percentage of revenues, amortization of intangibles was 2% for the three months ended June 30, 2002 and 3% for the three months ended June 30, 2003.

     Gain (loss) on investments and other, net. During the three months ended June 30, 2002, Jupitermedia determined that declines in value for certain of its investments in internet.com venture fund portfolio companies were other than temporary. Jupitermedia recognized losses totaling $95,000 related to investment impairment, net of a gain on the sales of assets. During the three months ended June 30, 2003, Jupitermedia recorded a net gain from the sale of one of its businesses of $54,000.

     Interest income. Interest income was $98,000 for the three months ended June 30, 2002 and $62,000 for the three months ended June 30, 2003. This change was due to a decline in interest rates and a reduction in cash.

     Provision for income taxes. Jupitermedia recorded a provision for income taxes of $13,000 for the three months ended June 30, 2002 based upon estimated foreign tax rates and did not record a provision for foreign income taxes for the three months ended June 30, 2003.

     Minority interests. Minority interests represent the minority stockholders' proportionate share of profits or losses of Jupitermedia's majority-owned consolidated international subsidiaries.

     Equity loss from venture fund investments. Equity loss represents Jupitermedia's net equity interests in the investments in internet.com venture funds. Equity loss was $151,000 for the three months ended June 30, 2002 and $27,000 for the three months ended June 30, 2003, representing an 82% decrease. This change was primarily due to a reduction in the writedowns of portfolio investments by the internet.com venture funds.

SIX MONTHS ENDED JUNE 30, 2002 AND 2003

     Revenues. Revenues were $18.6 million for the six months ended June 30, 2002 and $18.5 million for the six months ended June 30, 2003, representing a decrease of 1%. This change was primarily due to a reduction in advertising revenues of $1.4 million and a reduction in barter revenue of $1.9 million. This decrease was partially offset by an increase in research revenues of $4.4 million resulting from the acquisition of Jupiter Research. Jupiter Research was acquired in the third quarter of 2002.

     Cost of revenues. Cost of revenues primarily consists of expenses associated with editorial, research, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $7.4 million for the six months ended June 30, 2002 and $9.2 million for the six months ended June 30, 2003, representing an increase of 24%. This change was primarily due to an increase of $1.6 million in salaries due to an increase in the number of employees resulting from the acquisition of Jupiter Research. As a percentage of revenues, cost of revenues was 40% for the six months ended June 30, 2002 and 50% for the six months ended June 30, 2003.

     Advertising, promotion and selling. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $7.0 million for the six months ended June 30, 2002 and $6.3 million for the six months ended June 30, 2003, representing a 10% decrease. This change was primarily due to a reduction in barter advertising of $1.7 million offset by an increase in salaries, benefits and other related costs paid to the advertising and research sales personnel of $950,000 due to an increase in the number of employees resulting from the acquisition of Jupiter Research. As a percentage of revenues, advertising, promotion and selling expenses were 38% for the six months ended June 30, 2002 and 34% for the six months ended June 30, 2003.

     General and administrative. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $3.4 million for the six months ended June 30, 2002 and $3.4 million for the six months ended June 30, 2003, representing an increase of less than 1%. As a percentage of revenues, general and administrative expenses were 18% for the six months ended June 30, 2002 and June 30, 2003.

     Depreciation. Depreciation of property and equipment was $1.2 million for the six months ended June 30, 2002 and $701,000 for the six months ended June 30, 2003, representing a 44% decrease. This decline was a result of reduced capital expenditures. As a percentage of revenues, depreciation of property and equipment was 7% for the six months ended June 30, 2002 and 4% for the six months ended June 30, 2003.

     Amortization. Amortization of intangibles was $367,000 for the six months ended June 30, 2002 and $496,000 for the six months ended June 30, 2003, representing a 35% increase. This increase was due to additional trademark purchases. As a percentage of revenues, amortization of intangibles was 2% for the six months ended June 30, 2002 and 3% for the six months ended June 30, 2003.

     Gain (loss) on investments and other, net. Jupitermedia determined that the declines in value for certain of its investments in internet.com venture fund portfolio companies were other than temporary. During the six months ended June 30, 2002, Jupitermedia recognized losses of $204,000 related to investment impairment, net of a gain on the sales of assets. During the six months ended June 30, 2003, Jupitermedia recorded a net loss on the sale of assets of $1,000.

     Interest income. Interest income was $202,000 for the six months ended June 30, 2002 and $151,000 for the six months ended June 30, 2003. This change was due to a decline in interest rates and a reduction in cash.

     Provision for income taxes. Jupitermedia recorded a provision for income taxes of $19,000 for the six months ended June 30, 2002 related to foreign income taxes that were recorded based upon estimated foreign tax rates and did not record a provision for foreign income taxes for the six months ended June 30, 2003.

     Minority interests. Minority interests represent the minority stockholders' proportionate share of losses of Jupitermedia's majority-owned consolidated international subsidiaries.

     Equity loss from venture fund investments. Equity loss represents net equity interests in the investments in internet.com venture funds. Equity loss was $377,000 for the six months ended June 30, 2002 and $50,000 for the six months ended June 30, 2003. This change was primarily due to a reduction in the writedowns of portfolio investments by the internet.com venture funds.

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

     As of June 30, 2003, Jupitermedia had total current assets of $21.3 million and total current liabilities of $15.0 million, or working capital of approximately $6.3 million.

     Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2002 and $489,000 for the six months ended June 30, 2003. Net cash provided by operating activities for the period ended June 30, 2002 was primarily a result of our net losses adjusted for depreciation and amortization and barter transactions as well as a decrease in accounts receivable and prepaid expenses offset by decreases in accounts payable and accrued expenses. Net cash provided by operating activities for the six months ended June 30, 2003 was primarily a result of our net losses adjusted for depreciation and amortization and barter transactions as well as decreases in accounts receivable and unbilled accounts receivable offset by decreases in accounts payable and accrued expenses and an increase in prepaid expenses.

     Net cash used in investing activities was $637,000 for the six months ended June 30, 2002 and $13.5 million for the six months ended June 30, 2003. Net cash used in investing activities was primarily a result of acquisitions of businesses, including ArtToday, Inc. in 2003, and capital expenditures. Capital expenditures were $131,000 for the six months ended June 30, 2002 and $147,000 for the six months ended June 30, 2003.

     Net cash provided by financing activities was $0 for the six months ended June 30, 2002 and $103,000 for the six months ended June 30, 2003 and was from proceeds received from the exercise of stock options.

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

     Jupitermedia believes the combination of cash on hand and operating cash flow will provide sufficient liquidity for the next twelve months. However, if there were to be a further downturn in the general economy, particularly related to technology advertising, there would be a corresponding negative impact on Jupitermedia's liquidity. In addition, any future acquisitions that require cash may affect liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123," to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effect of stock-based compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. Since Jupitermedia accounts for our stock-based compensation under APB No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net income (loss) and earnings (loss) per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123 as set forth in Note 3.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on Jupitermedia's financial statements.

CRITICAL ACCOUNTING POLICIES

     There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in debt instruments of the U.S. Government and its agencies. Interest rates for our investments were approximately 1.20% at June 30, 2002 and 0.75% at June 30, 2003 and generally move with market rates.

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

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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

                    Not Applicable

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                    Not Applicable

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Jupitermedia's annual meeting of stockholders was held on June 9, 2003.

                    The following nominees were elected as directors, each to hold office until their successor is elected and qualified, by the vote set forth below:

                    NOMINEE                     FOR             AGAINST
                    -------                     ---             -------

                    Alan M. Meckler             24,367,157      198,886
                    Christopher S. Cardell      24,367,157      198,886
                    Gilbert F. Bach             24,367,157      198,886
                    Michael J. Davies           24,367,157      198,886
                    John R. Patrick             24,367,157      198,886
                    William A. Shutzer          24,367,157      198,886

                    The proposal to approve the appointment of Deloitte & Touche LLP, independent accountants, to act as independent auditors for Jupitermedia Corporation for the fiscal year ending December 31, 2003 was approved by the vote set forth below:

                    FOR                    AGAINST                ABSTAIN
                    ---                    -------                -------
                    24,521,397             41,130                 2,976

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

                    Exhibit Number   Description
                    --------------   -------------------------------------------
                    11               Statement Regarding Computation of Per
                                     Share Earnings (Loss) (included in notes to consolidated financial statements)
                    31.1             Certification pursuant to Section 302 of
                                     the Sarbanes-Oxley Act of 2002
                    31.2             Certification pursuant to Section 302 of
                                     the Sarbanes-Oxley Act of 2002
                    32.1             Certification Pursuant to 18 U.S.C. Section
                                     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    32.2             Certification Pursuant to 18 U.S.C. Section
                                     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                    (b) Reports on Form 8-K

                    On June 12, 2003, Jupitermedia filed a Form 8-K announcing that on June 11, 2003, a Statement of Changes of Beneficial Ownership on Form 4 was filed pursuant to Section

                    16 of the Securities Exchange Act of 1934, as amended, by each of Alan M. Meckler, Christopher S. Cardell and Christopher J. Baudouin (respectively, the Chief Executive Officer, President and Chief Financial Officer of the Registrant and collectively, the "Reporting Persons"). Each of these Statements of Changes in Beneficial Ownership (the "6/11 Filings") was filed to report a grant of options by the Registrant to the Reporting Persons in the amounts indicated on such Reporting Person's respective 6/11 Filing. However, each of the 6/11 Filings inadvertently reported that the price of the derivative security, as set forth in column 8 of Table II of the 6/11 Filings, for the options granted to the Reporting Person named therein was $3.55 per share, in the case of Mr. Meckler, and $3.23 per share in the case of Messrs Cardell and Baudouin. In fact, all such options were granted at no cost to the Reporting Persons and column 8 of Table II of each of the 6/11 Filings should have been left blank. The 6/11 Filings have been amended accordingly and an amended Statement of Changes in Beneficial Ownership on Form 4 for each of the Reporting Persons has been filed to correct this inaccuracy.

                    On June 25, 2003, Jupitermedia filed a Form 8-K disclosing a press release issued on June 25, 2003 announcing the signed definitive agreement to acquire all of the stock of ArtToday, Inc.

                    On July 1, 2003, Jupitermedia filed a Form 8-K announcing the acquisition of all the stock of ArtToday, Inc., pursuant to a stock purchase agreement dated June 24, 2003, between International Microcomputer Software, Inc. and Jupitermedia, had closed.

                    On July 16, 2003, Jupitermedia filed a Form 8-K announcing that it had acquired the assets of DevX.com from DevX.com, Inc., pursuant to an asset purchase agreement dated July 11, 2003, between DevX.com, Inc. and Jupitermedia.

                    On August 6, 2003, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 14, 2003         JUPITERMEDIA CORPORATION


                               /s/ Christopher S. Cardell
                               -------------------------------
                               Christopher S. Cardell
                               Director, President and Chief Operating Officer


                               /s/ Christopher J. Baudouin
                               -------------------------------
                               Christopher J. Baudouin
                               Senior Vice President and Chief Financial Officer