Form 10-Q
period 2003-09-30
JUPITERMEDIA CORP
filed 2003-11-14
CIK 1083712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

        or

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission file number: 333-76331




                            JUPITERMEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Delaware                                               06-1542480
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)



     23 OLD KINGS HIGHWAY SOUTH
         DARIEN, CONNECTICUT                                        06820
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)



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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of November 11, 2003 was 25,900,022.

================================================================================

                            JUPITERMEDIA CORPORATION


                                      INDEX





                                                                            PAGE
PART I.        Financial Information

Item 1.        Financial Statements

               Consolidated Balance Sheets -
                 December 31, 2002 and September 30, 2003 (unaudited) .......  3

               Consolidated Statements of Operations -
                 For the Three Months and Nine Months Ended
                 September 30, 2002 and 2003 (unaudited) ....................  4

               Consolidated Statements of Cash Flows -
                 For the Nine Months Ended September 30, 2002
                 and 2003 (unaudited) .......................................  5

               Notes to Consolidated Financial Statements ...................  6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ........................ 13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.... 19

Item 4.        Controls and Procedures ...................................... 20




PART II.       Other Information

Item 1.        Legal Proceedings ............................................ 21

Item 2.        Changes in Securities ........................................ 21

Item 3.        Defaults Upon Senior Securities .............................. 21

Item 4.        Submission of Matters to a Vote of Security Holders .......... 21

Item 5.        Other Information ............................................ 22

Item 6.        Exhibits and Reports on Form 8-K ............................. 22



Signatures .................................................................. 24

                            JUPITERMEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2002 AND SEPTEMBER 30, 2003
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                       2002              2003
                                                                   ------------      ------------
                                                                                      (UNAUDITED)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $     25,451      $      8,989
   Accounts receivable, net of allowances of $1,056 and $771,
     respectively                                                         7,521             7,616
   Unbilled accounts receivable                                           1,999               871
   Prepaid expenses and other                                               794             1,831
                                                                   ------------      ------------
       Total current assets                                              35,765            19,307

Property and equipment, net of accumulated depreciation of
  $7,656 and $8,590, respectively                                         1,924             2,159
Intangible assets, net                                                    1,473             8,303
Goodwill                                                                  8,377            20,954
Investments and other assets                                              1,768             1,677
                                                                   ------------      ------------
       Total assets                                                $     49,307      $     52,400
                                                                   ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $      1,386      $      1,628
   Accrued payroll and related expenses                                   2,014             2,078
   Accrued expenses and other                                             3,823             3,543
   Deferred revenues                                                      7,230             8,637
                                                                   ------------      ------------
       Total current liabilities                                         14,453            15,886

Long-term liabilities                                                        --               381
                                                                   ------------      ------------
       Total liabilities                                                 14,453            16,267
                                                                   ------------      ------------

Stockholders' equity:
   Preferred stock, $.01 par value, 4,000,000 shares
     authorized, no shares issued                                            --                --
                                                                   ------------      ------------
   Common stock, $.01 par value, 75,000,000 shares authorized,
     25,342,017 and 25,876,396 shares issued at December 31,
     2002 and September 30, 2003, respectively                              253               259
   Additional paid-in capital                                           175,487           177,558
   Accumulated deficit                                                 (140,809)         (141,597)
   Treasury stock, 65,000 shares at cost                                   (106)             (106)
   Accumulated other comprehensive income                                    29                19
                                                                   ------------      ------------
       Total stockholders' equity                                        34,854            36,133
                                                                   ------------      ------------
       Total liabilities and stockholders' equity                  $     49,307      $     52,400
                                                                   ============      ============


                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                ------------------------------      ------------------------------
                                                    2002              2003              2002              2003
                                                ------------      ------------      ------------      ------------
Revenues                                        $     10,478      $     13,328      $     29,040      $     31,793
Cost of revenues                                       4,261             6,122            11,685            15,302
                                                ------------      ------------      ------------      ------------

Gross profit                                           6,217             7,206            17,355            16,491
                                                ------------      ------------      ------------      ------------

Operating expenses:
   Advertising, promotion and selling                  3,432             4,046            10,411            10,307
   General and administrative                          1,743             1,495             5,104             4,873
   Depreciation                                          494               407             1,739             1,108
   Amortization                                          226               517               593             1,013
                                                ------------      ------------      ------------      ------------
Total operating expenses                               5,895             6,465            17,847            17,301
                                                ------------      ------------      ------------      ------------

Operating income (loss)                                  322               741              (492)             (810)

Income (loss) on investments and other, net               34                30              (170)               29
Interest expense                                          --               (10)               --               (10)
Interest income                                           90                23               292               174
                                                ------------      ------------      ------------      ------------

Income (loss) before income taxes, minority
  interests and equity loss from venture
  fund investments and other, net                        446               784              (370)             (617)

Provision for income taxes                                 6                --                25                --
Minority interests                                       (10)               12               (11)               22
Equity loss from venture fund investments
  and other, net                                        (186)             (143)             (563)             (193)
                                                ------------      ------------      ------------      ------------
Net income (loss)                               $        244      $        653      $       (969)     $       (788)
                                                ============      ============      ============      ============

Basic net income (loss) per share               $       0.01      $       0.03      $      (0.04)     $      (0.03)
                                                ============      ============      ============      ============
Basic weighted average number of common
  shares outstanding                                  25,329            25,800            25,332            25,463
                                                ============      ============      ============      ============

Diluted net income (loss) per share             $       0.01      $       0.02      $      (0.04)     $      (0.03)
                                                ============      ============      ============      ============
Diluted weighted average number of common
  shares outstanding                                  25,374            27,496            25,332            25,463
                                                ============      ============      ============      ============



                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ------------------------------
                                                                                           2002              2003
                                                                                       ------------      ------------
Cash flows from operating activities:
   Net loss                                                                            $       (969)     $       (788)
   Adjustments to reconcile net loss to net cash provided by operating activities-
      Depreciation and amortization                                                           2,332             2,121
      Barter transactions, net                                                                 (957)             (684)
      (Provision) benefit for losses on accounts receivable                                    (100)               40
      Minority interests                                                                         11               (22)
      Equity loss from venture fund investments and other, net                                  563               193
      Income (loss) on investments and other, net                                               170               (29)
   Changes in current assets and liabilities (net of businesses acquired):
      Accounts receivable                                                                       810               861
      Unbilled accounts receivable                                                               94             1,169
      Prepaid expenses and other                                                               (256)             (668)
      Accounts payable and accrued expenses                                                      42            (1,447)
      Deferred revenues                                                                        (696)             (380)
                                                                                       ------------      ------------
         Net cash provided by operating activities                                            1,044               366
                                                                                       ------------      ------------

Cash flows from investing activities:
   Additions to property and equipment                                                         (158)             (211)
   Acquisitions of businesses and other                                                      (1,590)          (17,016)
   Distribution from internet.com venture funds                                                  88                --
   Proceeds from sales of assets and other                                                      296                94
                                                                                       ------------      ------------
         Net cash used in investing activities                                               (1,364)          (17,133)
                                                                                       ------------      ------------

Cash flows from financing activities:
   Purchase of treasury stock                                                                  (106)               --
   Proceeds from exercise of stock options                                                        5               305
                                                                                       ------------      ------------
         Net cash provided by (used in) financing activities                                   (101)              305
                                                                                       ------------      ------------

Net decrease in cash and cash equivalents                                                      (421)          (16,462)
Cash and cash equivalents, beginning of period                                               25,100            25,451
                                                                                       ------------      ------------
Cash and cash equivalents, end of period                                               $     24,679      $      8,989
                                                                                       ============      ============
Supplemental disclosures of cash flow:
      Cash paid for income taxes                                                       $         31      $         --
                                                                                       ============      ============
      Cash paid for interest                                                           $         --      $         10
                                                                                       ============      ============

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


1.    THE COMPANY

      Jupitermedia is a provider of global real-time news, information, research and media resources for information technology ("IT"), Internet industry and graphics professionals. Jupitermedia includes the internet.com, EarthWeb.com, DevX.com and ArtToday.com networks of over 165 Web sites and nearly 200 e-mail newsletters that generate over 275 million page views monthly. Our network is organized into 16 subject areas, or vertical content channels. These vertical content channels serve our Internet users, which include IT, Internet industry and graphics professionals. Jupitermedia also includes Jupiter Research, an international research advisory organization specializing in business and technology market research in 18 business areas and 14 vertical markets. In addition, Jupiter Events produces offline conferences and trade shows focused on IT and business-specific topics.


2.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statements of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting only of a normal and recurring nature, considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

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

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,      SEPTEMBER 30,
                                        ------------------  ------------------
                                          2002      2003      2002      2003
                                        --------  --------  --------  --------
Net income (loss)                       $    244  $    653  $   (969) $   (788)
   Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards                      (2,031)   (1,273)   (6,666)   (3,787)
                                        --------  --------  --------  --------
Pro forma net loss                      $ (1,787) $   (620) $ (7,635) $ (4,575)
                                        ========  ========  ========  ========
Basic net income (loss) per share
   As reported                          $   0.01  $   0.03  $  (0.04) $  (0.03)
                                        ========  ========  ========  ========
   Pro forma                            $  (0.07) $  (0.02) $  (0.30) $  (0.18)
                                        ========  ========  ========  ========
Diluted net income (loss) per share
   As reported                          $   0.01  $   0.02  $  (0.04) $  (0.03)
                                        ========  ========  ========  ========
   Pro forma                            $  (0.07) $  (0.02) $  (0.30) $  (0.18)
                                        ========  ========  ========  ========

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

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Jupitermedia's financial statements.

5.    INTANGIBLE ASSETS AND GOODWILL

      Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of ArtToday, Inc., which took place on June 30, 2003, and the acquisition of the assets of DevX.com, Inc., which took place on July 11, 2003. These amounts are subject to change in each case pending the final purchase price allocation. See Note 7 for additional disclosure information.

      AMORTIZED INTANGIBLE ASSETS

      The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

                                               DECEMBER 31, 2002
                                -----------------------------------------------
                                                 ACCUMULATED       NET CARRYING
                                    COST         AMORTIZATION          VALUE
                                ------------     ------------      ------------
Trademarks                      $      1,921     $       (829)     $      1,092
Web site development costs             1,246             (866)              380
Other                                    139             (138)                1
                                ------------     ------------      ------------
   Total                        $      3,306     $     (1,833)     $      1,473
                                ============     ============      ============


                                              SEPTEMBER 30, 2003
                                -----------------------------------------------
                                                 ACCUMULATED       NET CARRYING
                                    COST         AMORTIZATION          VALUE
                                ------------     ------------      ------------
Image library                   $      3,118     $        (42)     $      3,076
Customer lists                         1,483              (63)            1,420
Web site development costs             2,452           (1,216)            1,236
Trademarks                             2,270           (1,326)              944
Non-compete agreements                   298              (26)              272
Other                                    173             (173)               --
                                ------------     ------------      ------------
   Total                        $      9,794     $     (2,846)     $      6,948
                                ============     ============      ============


      Intangibles that are subject to amortization are amortized on a straight-line basis. The image library is amortized over fifteen years, customer lists are amortized over seven years, Web site development costs are amortized over three or five years and trademarks and non-compete agreements are amortized over three years. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

      YEAR ENDING DECEMBER 31,
      ------------------------
      2003                             $   375
      2004                               1,335
      2005                               1,084
      2006                                 789
      2007                                 519
      Thereafter                         2,846
                                       -------
                                       $ 6,948
                                       =======

      UNAMORTIZED INTANGIBLE ASSETS
                                                  DECEMBER 31,     SEPTEMBER 30,
                                                      2002             2003
                                                  ------------     ------------
      Domain names                                $    --          $      1,355
                                                  ------------     ------------
         Total                                    $    --          $      1,355
                                                  ============     ============
      GOODWILL

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

                                    ONLINE
                                     MEDIA     RESEARCH     EVENTS       TOTAL
                                   --------    --------    --------    --------
Balance as of December 31, 2002    $  5,254    $  3,074    $     49    $  8,377
Goodwill acquired during period      13,064          --          --      13,064
Purchase accounting adjustments         (45)       (442)         --        (487)
                                   --------    --------    --------    --------
Balance as of September 30, 2003   $ 18,273    $  2,632    $     49    $ 20,954
                                   ========    ========    ========    ========

      Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisition of Jupiter Research. Jupiter Research was acquired in the third quarter of 2002.


6.    COMPUTATION OF NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares that may be issued upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

      Computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2002 and 2003 are as follows (in thousands, except per share amounts):

                                                   THREE MONTHS              NINE MONTHS
                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               ---------------------     ---------------------
                                                 2002         2003         2002         2003
                                               --------     --------     --------     --------
      Numerator: Net income (loss)             $    244     $    653     $   (969)    $   (788)

      Denominator: Basic weighted average
        number of common shares outstanding      25,329       25,800       25,332       25,463
                                               --------     --------     --------     --------
      Basic net income (loss) per share        $   0.01     $   0.03     $  (0.04)    $  (0.03)
                                               ========     ========     ========     ========

                                                   THREE MONTHS              NINE MONTHS
                                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               ---------------------     ---------------------
                                                 2002         2003         2002         2003
                                               --------     --------     --------     --------
      Numerator: Net income (loss)             $    244     $    653     $   (969)    $   (788)

      Denominator: Diluted weighted average
        number of common shares outstanding      25,374       27,496       25,332       25,463
                                               --------     --------     --------     --------
      Diluted net income (loss) per share      $   0.01     $   0.02     $  (0.04)    $  (0.03)
                                               ========     ========     ========     ========

      Due to the net losses for the nine months ended September 30, 2002 and 2003, outstanding options to purchase 5,886,810 and 7,471,923 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share for those periods, as the result would have been anti-dilutive.

7.    ACQUISITIONS

      On June 30, 2003 (the "Closing Date"), Jupitermedia acquired (the "ArtToday Acquisition") all of the stock of ArtToday, Inc. ("ArtToday"), an Arizona corporation, pursuant to a stock purchase agreement, dated as of June 24, 2003, by and between Jupitermedia and International Microcomputer Software, Inc. ("IMSI").

      The consideration paid in the ArtToday Acquisition (which was determined as a result of arms'-length negotiations) consisted of cash in the amount of $13,000,000 and 250,000 unregistered shares of Jupitermedia's common stock. The purchase price is subject to adjustment after the Closing Date based on the adjusted net assets of ArtToday as of the Closing Date. Furthermore, additional cash earn out payments may be made based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005.

      The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values. Based on preliminary estimates, the aggregate purchase price was allocated as $11.2 million to goodwill, $4.5 million to intangible assets, $698,000 to assets other than goodwill and intangible assets and $2.5 million to liabilities. The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The purchase accounting for the ArtToday Acquisition will be finalized at a later date not to exceed one year from the acquisition date.

      On July 11, 2003, Jupitermedia acquired the assets (the "DevX Acquisition") of DevX.com from DevX.com, Inc., a Delaware corporation (n/k/a XD Remainder Corp.) ("DevX"), pursuant to an asset purchase agreement, dated July 11, 2003, between DevX and Jupitermedia.

      The consideration paid in the DevX Acquisition (which was determined as a result of arms'-length negotiations) consisted of cash in the amount of $2,250,000 and 200,000 unregistered shares of Jupitermedia's common stock plus the assumption of certain liabilities including accounts payable and obligations to fulfill contractual commitments.

      The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values. Based on preliminary estimates, the aggregate purchase price was allocated as $2.1 million to intangible assets, $1.1 million to goodwill, $1.3 million to assets other than goodwill and intangible assets and $1.5 million to liabilities. The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to seven years. The purchase accounting for the DevX Acquisition will be finalized at a later date not to exceed one year from the acquisition date.

      On August 27, 2003, Jupitermedia filed a registration statement on Form S-3 with the Securities and Exchange Commission to permit the resale from time to time of the shares of common stock issued to IMSI and DevX in connection with the ArtToday Acquisition and the DevX Acquisition, respectively. On September 10, 2003, the SEC declared such registration statement effective.

      The unaudited pro forma information below presents results of operations as if the acquisitions had occurred as of January 1, 2002. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results (in thousands, except per share amounts):

                                                    THREE MONTHS              NINE MONTHS
                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               ---------------------     ---------------------
                                                 2002         2003         2002         2003
                                               --------     --------     --------     --------
      Revenues                                 $ 12,483     $ 13,468     $ 36,139     $ 37,649
                                               ========     ========     ========     ========
      Net income (loss)                        $   (579)    $    685     $ (3,035)    $ (1,017)
                                               ========     ========     ========     ========
      Basic net income (loss) per share        $  (0.02)    $   0.03     $  (0.12)    $  (0.04)
                                               ========     ========     ========     ========
      Diluted net income (loss) per share      $  (0.02)    $   0.02     $  (0.12)    $  (0.04)
                                               ========     ========     ========     ========

8.    SEGMENT INFORMATION

      Jupitermedia has three reportable segments: Online Media, Research and Events. The Online Media segment derives its revenues primarily from the sale of advertising and from paid subscription services on Jupitermedia's internet.com, EarthWeb.com, DevX.com and ArtToday.com Networks. Research represents the Jupiter Research division. Jupiter Research was acquired in the third quarter of 2002. The Events segment includes offline conferences and trade shows that generate revenues from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities.

      Summary information by segment for the three months and nine months ended September 30, 2002 and 2003 is as follows (in thousands):

                                                    THREE MONTHS              NINE MONTHS
                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                               ---------------------     ---------------------
                                                 2002         2003         2002         2003
                                               --------     --------     --------     --------
      Revenues:
         Online Media                          $  6,526     $  8,907     $ 21,488     $ 19,586
         Research                                 2,179        2,134        2,179        6,567
         Events                                   1,458        2,134        4,409        5,187
         Other                                      315          153          964          453
                                               --------     --------     --------     --------
                                               $ 10,478     $ 13,328     $ 29,040     $ 31,793
                                               --------     --------     --------     --------
      Cost of revenues and
      operating expenses:
         Online Media                          $  4,665     $  5,531     $ 16,623     $ 13,681
         Research                                 1,749        1,996        1,749        6,860
         Events                                   1,352        2,987        4,370        6,530
         Other                                    2,390        2,073        6,790        5,532
                                               --------     --------     --------     --------
                                               $ 10,156     $ 12,587     $ 29,532     $ 32,603
                                               --------     --------     --------     --------
      Operating income (loss):
         Online Media                          $  1,861     $  3,376     $  4,865     $  5,905
         Research                                   430          138          430         (293)
         Events                                     106         (853)          39       (1,343)
         Other                                   (2,075)      (1,920)      (5,826)      (5,079)
                                               --------     --------     --------     --------
                                               $    322     $    741     $   (492)    $   (810)
                                               ========     ========     ========     ========

9.    COMMITMENTS AND CONTINGENCIES

      Messrs. Alan M. Meckler and Christopher S. Cardell, who are stockholders, executive officers and directors of Jupitermedia, were stockholders, executive officers and directors of Mecklermedia Corporation prior to its acquisition by Penton Media in November 1998. In addition, Messrs. Gilbert F. Bach and Michael
J. Davies, who are directors of Jupitermedia, were directors of Mecklermedia Corporation prior to its acquisition by Penton Media. A complaint seeking class action status was filed in Delaware Chancery Court on September 16, 1999 by a former stockholder of Mecklermedia Corporation alleging that Messrs. Meckler, Cardell, Bach and Davies, as well as the other directors of Mecklermedia Corporation, breached their fiduciary duties of care, candor and loyalty in connection with the approval of the sale of Mecklermedia Corporation to Penton Media at the price paid by Penton Media and the related sale of 80.1% of the Internet business of Mecklermedia Corporation to Mr. Meckler at the price paid by Mr. Meckler. Among other things, this plaintiff has alleged that the price paid by Penton Media for the purchase of Mecklermedia Corporation, and the price paid by Mr. Meckler for an 80.1% stake in the Internet business of Mecklermedia Corporation, were inadequate. This former stockholder of Mecklermedia Corporation has asserted claims for unspecified damages. The plaintiff also named Jupitermedia Corporation as a defendant seeking that a constructive trust be established consisting of any benefits derived by the defendants in respect of the allegations set forth in the complaint.

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

OVERVIEW

      Jupitermedia is a provider of global real-time news, information, research and media resources for information technology ("IT"), Internet industry and graphics professionals. We provide our community of users with the following resources:

      o  real-time IT and Internet              o  information about emerging
         industry news                             products and technologies
      o  business and technology                o  tutorials, training and
         market research                           skills development
      o  IT and business-specific               o  discussion forums
         conferences and trade shows            o  expert advice
      o  image and software downloads
      o  buyer's guides and products
         reviews

SEGMENTS

      Jupitermedia operates in three business segments (for additional information - see also Note 8 of the Notes to Unaudited Consolidated Financial Statements contained in Item 1 hereof):

      o  Online media
      o  Research
      o  Events

      ONLINE MEDIA

      Our online media business includes our internet.com, EarthWeb.com, DevX.com and ArtToday.com networks of over 165 Web sites and nearly 200 e-mail newsletters that generate over 275 million page views monthly. Our network is organized into 16 vertical content categories, or channels that serve our users.

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

      PAID SUBSCRIPTION SERVICES. Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, which are sold through our network and through affiliate relationships. Paid subscription services for our ArtToday.com Network include PHOTOS.COM, CLIPART.COM, ANIMATIONS.COM, FLASHCOMPONENTS.COM and REBELARTIST.COM. Other paid subscription services include SEARCHENGINEWATCH.COM, THECOUNTER.COM, WINDRIVERS.COM, ALERTIPO.COM and THEGUESTBOOK.COM. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

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

VENTURE FUND INVESTMENTS

      We are the portfolio manager of internet.com Venture Fund I LLC, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, a $75.0 million venture fund formed in January 2000, all of which invest in early-stage content-based Internet properties that are not competitive with Jupitermedia. We earn management fees for the day-to-day operation and general management of the funds. We are also entitled to 20% of the realized gains on investments made by these funds. In February 2003, the operating agreement of internet.com Venture Fund II LLC was amended to provide for the dissolution of the fund by December 31, 2003. In October 2002, the operating agreement of internet.com Venture Partners III was amended to reduce the fund's committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund assets by December 31, 2003. We invested $700,000 in the initial fund, $1.8 million in the second fund and $3.1 million in the third fund, all of which are now fully invested. The remaining $4.3 million of capital raised and funded in the initial fund, $13.2 million raised and funded in the second fund and $19.4 million raised and funded in the third fund were sourced from third party investors. We no longer have any outstanding capital commitments related to these three venture funds.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

      REVENUES. Revenues were $10.5 million for the three months ended September 30, 2002 and $13.3 million for the three months ended September 30, 2003, representing an increase of 27%. This change was primarily due to additional revenues of $1.8 million and $1.0 million resulting from the acquisition of ArtToday, Inc. ("ArtToday") and the acquisition of the assets of DevX.com, Inc. ("DevX"), respectively. ArtToday was acquired on June 30, 2003 and DevX was acquired on July 11, 2003.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, research, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $4.3 million for the three months ended September 30, 2002 and $6.1 million for the three months ended September 30, 2003, representing an increase of 44%. This change was primarily due to an increase of $844,000 in event related costs mainly attributable to the launch of Jupitermedia's Computer Digital Expo event as well as the growth of the Search Engine Strategies and IT Service Management Forum ("ITSMF") events. The change in cost of revenues was also due to an increase of $548,000 in salaries and benefits due to an increase in the number of employees resulting from the acquisitions of ArtToday and DevX and $248,000 of additional royalty expenses attributable to ArtToday. As a percentage of revenues, cost of revenues was 41% for the three months ended September 30, 2002 and 46% for the three months ended September 30, 2003.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $3.4 million for the three months ended September 30, 2002 and $4.0 million for the three months ended September 30, 2003, representing an 18% increase. This change was primarily due and an increase in conference and trade show attendee marketing costs of $473,000, which was mainly attributable to the launch of Jupitermedia's Computer Digital Expo event as well as the growth of the Search Engine Strategies and ITSMF events, and an increase in salaries and benefits of $457,000 resulting from the acquisitions of ArtToday and DevX. As a percentage of revenues, advertising, promotion and selling expenses were 33% for the three months ended September 30, 2002 and 30% for the three months ended September 30, 2003.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $1.7 million for the three months ended September 30, 2002 and $1.5 million for the three months ended September 30, 2003, representing a 14% decrease. This change was primarily due to a decrease of $716,000 in office related expenditures resulting from the closing of certain office locations. This decrease was offset by an increase in bad debt expense of $175,000, an increase in various employee related costs of $170,000 and an increase in professional service costs of $124,000. As a percentage of revenues, general and administrative expenses were 17% for the three months ended September 30, 2002 and 11% for the three months ended September 30, 2003.

      DEPRECIATION. Depreciation of property and equipment was $494,000 for the three months ended September 30, 2002 and $407,000 for the three months ended September 30, 2003, representing an 18% decrease. This decline was a result of an increase in assets being fully depreciated. As a percentage of revenues, depreciation of property and equipment was 5% for the three months ended September 30, 2002 and 3% for the three months ended September 30, 2003.

      AMORTIZATION. Amortization of intangibles was $226,000 for the three months ended September 30, 2002 and $517,000 for the three months ended September 30, 2003, representing a 129% increase. This increase was due to additional trademark purchases as well as intangible assets acquired from ArtToday and DevX. As a percentage of revenues, amortization of intangibles was 2% for the three months ended September 30, 2002 and 4% for the three months ended September 30, 2003.

      INCOME (LOSS) ON INVESTMENTS AND OTHER, NET. During the three months ended September 30, 2002 and September 30, 2003, Jupitermedia recognized income from the sale of assets of $34,000 and $30,000, respectively.

      INTEREST INCOME. Interest income was $90,000 for the three months ended September 30, 2002 and $23,000 for the three months ended September 30, 2003. This change was due to a reduction in cash resulting from the acquisitions of ArtToday and DevX.

      PROVISION FOR INCOME TAXES. Jupitermedia recorded a provision for income taxes of $6,000 for the three months ended September 30, 2002 based upon estimated foreign tax rates and did not record a provision for foreign income taxes for the three months ended September 30, 2003, as Jupitermedia did not have foreign income.

      MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of profits or losses of Jupitermedia's majority-owned consolidated international subsidiaries.

      EQUITY LOSS FROM VENTURE FUND INVESTMENTS AND OTHER, NET. Equity loss represents Jupitermedia's net equity interests in the investments in internet.com venture funds. Equity loss was $186,000 for the three months ended September 30, 2002 and $143,000 for the three months ended September 30, 2003, representing a 23% decrease. This change was primarily due to a reduction in the write-downs of portfolio investments by the internet.com venture funds.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

      REVENUES. Revenues were $29.0 million for the nine months ended September 30, 2002 and $31.8 million for the nine months ended September 30, 2003, representing an increase of 9%. This increase was primarily due to additional research revenues of $4.3 million resulting from the acquisition of Jupiter Research and additional subscription revenues of $1.8 million resulting from the acquisition of ArtToday. Jupiter Research was acquired in the third quarter of 2002. This increase was partially offset by a reduction in barter revenue of $2.7 million and a reduction in venture fund management fees of $513,000.

      COST OF REVENUES. Cost of revenues primarily consists of expenses associated with editorial, research, communications infrastructure, Web site hosting and conferences and trade shows. Cost of revenues was $11.7 million for the nine months ended September 30, 2002 and $15.3 million for the nine months ended September 30, 2003, representing an increase of 31%. This change was primarily due to an increase of $2.7 million in salaries and benefits due to an increase in the number of employees resulting from the acquisitions of Jupiter Research, ArtToday and DevX along with an increase of $864,000 in conference and trade show costs, which was mainly attributable to the launch of Jupitermedia's Computer Digital Expo event as well as the growth of the Search Engine Strategies and ITSMF events. As a percentage of revenues, cost of revenues was 40% for the nine months ended September 30, 2002 and 48% for the nine months ended September 30, 2003.

      ADVERTISING, PROMOTION AND SELLING. Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $10.4 million for the nine months ended September 30, 2002 and $10.3 million for the nine months ended September 30, 2003, representing a 1% decrease. This change was primarily due to a reduction in barter advertising of $2.5 million offset by an increase in salaries, benefits and other related costs paid to the advertising and research sales personnel of $1.5 million due to an increase in the number of employees resulting from the acquisitions of Jupiter Research, ArtToday and DevX and an increase in conference and trade show attendee marketing costs of $682,000. As a percentage of revenues, advertising, promotion and selling expenses were 36% for the nine months ended September 30, 2002 and 32% for the nine months ended September 30, 2003.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries, professional fees, facilities costs and provisions for losses on accounts receivable. General and administrative expenses were $5.1 million for the nine months ended September 30, 2002 and $4.9 million for the nine months ended September 30, 2003, representing a decrease of 5%. This decrease was primarily due to a reduction in professional service costs of $689,000 and was partially offset by an increase in employee related costs of $339,000 to due the increase in the number of employees resulting from the acquisitions of Jupiter Research and ArtToday and an increase in bad debt expense of $115,000. As a percentage of revenues, general and administrative expenses were 18% for the nine months ended September 30, 2002 and 15% for the nine months ended September 30, 2003.

      DEPRECIATION. Depreciation of property and equipment was $1.7 million for the nine months ended September 30, 2002 and $1.1 million for the nine months ended September 30, 2003, representing a 36% decrease. This decline was a result of an increase in assets being fully depreciated. As a percentage of revenues, depreciation of property and equipment was 6% for the nine months ended September 30, 2002 and 3% for the nine months ended September 30, 2003.

      AMORTIZATION. Amortization of intangibles was $593,000 for the nine months ended September 30, 2002 and $1.0 million for the nine months ended September 30, 2003, representing a 71% increase. This increase was due to additional trademark purchases as well as intangible assets acquired from ArtToday and DevX. As a percentage of revenues, amortization of intangibles was 2% for the nine months ended September 30, 2002 and 3% for the nine months ended September 30, 2003.

      INCOME (LOSS) ON INVESTMENTS AND OTHER, NET. Jupitermedia determined that the declines in value for certain of its investments in internet.com venture fund portfolio companies were other than temporary. During the nine months ended September 30, 2002, Jupitermedia recognized losses of $170,000 related to investment impairment, net of a gain on the sales of assets. During the nine months ended September 30, 2003, Jupitermedia recorded income on the sale of assets of $29,000.

      INTEREST INCOME. Interest income was $292,000 for the nine months ended September 30, 2002 and $174,000 for the nine months ended September 30, 2003. This change was due to a reduction in cash resulting from the acquisitions of ArtToday and DevX.

      PROVISION FOR INCOME TAXES. Jupitermedia recorded a provision for income taxes of $25,000 for the nine months ended September 30, 2002 related to foreign income taxes that were recorded based upon estimated foreign tax rates and did not record a provision for foreign income taxes for the nine months ended September 30, 2003, as Jupitermedia did not have foreign income.

      MINORITY INTERESTS. Minority interests represent the minority stockholders' proportionate share of losses of Jupitermedia's majority-owned consolidated international subsidiaries.

      EQUITY LOSS FROM VENTURE FUND INVESTMENTS AND OTHER, NET. Equity loss represents net equity interests in the investments in internet.com venture funds. Equity loss was $563,000 for the nine months ended September 30, 2002 and $193,000 for the nine months ended September 30, 2003. This change was primarily due to a reduction in the write-downs of portfolio investments by the internet.com venture funds.

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

      As of September 30, 2003, Jupitermedia had total current assets of $19.3 million and total current liabilities of $15.9 million, or working capital of approximately $3.4 million.

      Net cash provided by operating activities was $1.0 million for the nine months ended September 30, 2002 and $366,000 for the nine months ended September 30, 2003. Net cash provided by operating activities for the period ended September 30, 2002 was primarily a result of our net losses adjusted for depreciation and amortization and barter transactions as well as a decrease in accounts receivable offset by decreases in deferred revenues. Net cash provided by operating activities for the nine months ended September 30, 2003 was primarily a result of our net losses adjusted for depreciation and amortization and barter transactions as well as decreases in accounts receivable and unbilled accounts receivable offset by decreases in accounts payable and accrued expenses and an increase in prepaid expenses.

      Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2002 and $17.1 million for the nine months ended September 30, 2003. Net cash used in investing activities was primarily a result of acquisitions of businesses, including ArtToday and DevX in 2003, and capital expenditures. Capital expenditures were $158,000 for the nine months ended September 30, 2002 and $211,000 for the nine months ended September 30, 2003.

      Net cash used in financing activities was $101,000 for the nine months ended September 30, 2002 and was from the purchase of treasury stock offset by proceeds received from the exercise of stock options. Net cash provided by financing activities was $305,000 for the nine months ended September 30, 2003 and was from proceeds received from the exercise of stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123," to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effect of stock-based compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. Since Jupitermedia accounts for our stock-based compensation under APB No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net income (loss) and earnings (loss) per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123 as set forth in Note 3 in the consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS

No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Jupitermedia's financial statements.

CRITICAL ACCOUNTING POLICIES

         There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in debt instruments of the U.S. Government and its agencies. Interest rates for our investments were approximately 1.20% at September 30, 2002 and 0.75% at September 30, 2003 and generally move with market rates.

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


ITEM 4.  CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

      CHANGES IN INTERNAL CONTROLS. There have been no significant changes in our internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Messrs. Alan M. Meckler and Christopher S. Cardell, who are stockholders, executive officers and directors of Jupitermedia, were stockholders, executive officers and directors of Mecklermedia Corporation prior to its acquisition by Penton Media in November 1998. In addition, Messrs. Gilbert F. Bach and Michael J. Davies, who are directors of Jupitermedia, were directors of Mecklermedia Corporation prior to its acquisition by Penton Media. A complaint seeking class action status was filed in Delaware Chancery Court on September 16, 1999 by a former stockholder of Mecklermedia Corporation alleging that Messrs. Meckler, Cardell, Bach and Davies, as well as the other directors of Mecklermedia Corporation, breached their fiduciary duties of care, candor and loyalty in connection with the approval of the sale of Mecklermedia Corporation to Penton Media at the price paid by Penton Media and the related sale of 80.1% of the Internet business of Mecklermedia Corporation to Mr. Meckler at the price paid by Mr. Meckler. Among other things, this plaintiff has alleged that the price paid by Penton Media for the purchase of Mecklermedia Corporation, and the price paid by Mr. Meckler for an 80.1% stake in the Internet business of Mecklermedia Corporation, were inadequate. This former stockholder of Mecklermedia Corporation has asserted claims for unspecified damages. The plaintiff also named Jupitermedia Corporation as a defendant seeking that a constructive trust be established consisting of any benefits derived by the defendants in respect of the allegations set forth in the complaint.

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

          Exhibit
          Number   Description
          -------  -------------------------------------------------------------
          2.1      Stock Purchase Agreement, by and between ArtToday, Inc. and
                   Jupitermedia Corporation, dated as of June 24, 2003*
          2.2      Asset Purchase Agreement, by and between DevX.com and
                   Jupitermedia Corporation, dated as of July 11, 2003**
          11       Statement Regarding Computation of Per Share Earnings (Loss)
                   (included in notes to consolidated financial statements)
          31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002
          31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002
          32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          * Previously filed in the Current Report of Form 8-K filed by the Registrant on July 1, 2003.

          ** Previously filed in the Current Report of Form 8-K filed by the Registrant on July 16, 2003.


          (b)  Reports on Form 8-K

          On July 1, 2003, Jupitermedia filed a form 8-K announcing its acquisition of all of the stock of ArtToday, Inc., pursuant to a stock purchase agreement dated June 24, 2003, between International Microcomputer Software, Inc. and Jupitermedia had closed.

          On July 16, 2003, Jupitermedia filed a form 8-K announcing it had acquired the assets of DevX.com from DevX.com, Inc., pursuant to an asset purchase agreement dated July 11, 2003, between DevX.com, Inc. and Jupitermedia.

          On August 6, 2003, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended June 30, 2003.

          On September 12, 2003, Jupitermedia filed a Form 8-K/A disclosing certain historical and pro forma financial information related to its acquisition of all of the stock of ArtToday, Incorporated pursuant to a Stock Purchase Agreement dated June 24, 2003, between International Microcomputer Software, Inc. and the Registrant.

          On September 24, 2003, Jupitermedia filed a Form 8-K/A disclosing certain historical and pro forma financial information related to its acquisition of certain assets and the assumption of certain liabilities of DevX.com, Incorporated pursuant to an Asset Purchase Agreement dated July 11, 2003 between DevX.com, Inc. and the Registrant.

          On November 7, 2003, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended September 30, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 14, 2003             Jupitermedia Corporation






                                     /s/ Christopher S. Cardell
                    ------------------------------------------------------------
                                       Christopher S. Cardell
                           Director, President and Chief Operating Officer







                                     /s/ Christopher J. Baudouin
                    ------------------------------------------------------------
                                       Christopher J. Baudouin
                          Senior Vice President and Chief Financial Officer