Form 10-K
period 2003-12-31
JUPITERMEDIA CORP
filed 2004-03-05
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number: 333-76331

Jupitermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Old Kings Highway South Darien, Connecticut	06820 (Zip Code)
(Address of principal executive offices)

(203) 662-2800

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	Common Stock $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2003, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $51,362,843.

The number of shares of the outstanding registrant’s Common Stock as of March 2, 2004, was 26,147,079.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

Jupitermedia Corporation

Annual Report on Form 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia’s future revenues, expenses, cash flows and stock price; Jupitermedia’s ability to make successful acquisitions and ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia’s dependence on a limited number of advertisers; and Jupitermedia’s ability to protect its intellectual property rights. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia’s reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and Jupitermedia assumes no obligation to update the forward-looking statements after the date hereof.

Part I

ITEM 1. BUSINESS

Overview

Jupitermedia is a leading global provider of original online information, images, research and events for information technology (“IT”), business and creative professionals. We develop and disseminate vertically focused, original content and provide access to one of the largest online image libraries, all of which provide our users with the knowledge and tools that they need to accomplish their day-to-day job functions. We deliver our content through a number of our proprietary channels, including our extensive online media networks, our online images networks, our proprietary research business, and our trade shows and conferences.

We operate four interrelated and complementary businesses through some of the most well known brands targeted at IT, business and creative professionals:

•	JupiterWeb, our online media business, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals, DevX.com for software and Web developers and ClickZ.com for interactive marketers;

•	JupiterImages, our online images business formerly branded ArtToday, is one of the leading paid subscription resources on the Web serving creative professionals with products like Photos.com and ClipArt.com;

•	JupiterResearch, our market research and consulting business, is a leading international market research and advisory business specializing in business and technology market research; and

•	JupiterEvents, our offline conference and trade show business, is a leading producer of conferences and trade shows focused on IT and business-specific topics.

We have developed and branded these businesses in a manner which enables us to cross-leverage and cross-promote the content and users of each. For example, many of the users of our online media networks also attend our events, subscribe to our research and utilize our images products. Similarly, many attendees at our conferences also use our online networks and subscribe to our research, and many of our research clients use our online networks and attend our events.

Our Strategy

Our objective is to strengthen our position as a leading provider of original online information, images, research and events for information technology, business and creative professionals. We intend to achieve this objective by continuing to execute on the following strategies:

Leverage Our Interrelated and Complementary Business Segments. We operate in four interrelated and complementary business segments. We will continue to cross-leverage and cross-promote our various products and service offerings among the users of our online networks, users of our image and research offerings, and attendees to our events.

Identify and Define Emerging Technologies and New Business Opportunities. We continually search for emerging technologies and topics that are of interest to IT, business and creative professionals. We believe that our creative and entrepreneurial culture enables us to identify technology and business shifts before these changes are apparent to most of our users and competitors.

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our original content, images, research and events available for our users, clients and customers. We expect to continue to identify emerging technologies and topics of interest and then create original content, images, research and events for those topics through internal development and strategic acquisitions. We expect to continue to develop additional revenue sources through the launch of new content areas, images, research coverage topics and events.

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and we expect to continue to aggressively pursue strategic acquisition opportunities to strengthen our offerings and services. We may also acquire IT and Internet related media properties, images and graphics related properties to obtain valuable content, images, brands, expertise and access to new users, advertisers and vendors. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions. We intend to use the experience gained from our numerous acquisitions in order to identify, evaluate, acquire and integrate other media and image properties which are complementary to our business. Our recent acquisitions of ArtToday, one of the leading paid subscription resources on the Web, and DevX.com and its leading developer-oriented readership, are complementary to our other online properties and have expanded and diversified our revenue sources.

Segments

We operate in four business segments under the following brands:

Segment	Brand	Description
• Online media	• JupiterWeb

•   JupiterWeb consists of our internet.com, EarthWeb.com, DevX.com and ClickZ.com networks of over 150 Web sites and over 150 e-mail newsletters that, as of January 2004, generated over 200 million page views monthly.

• Online images	• JupiterImages	• JupiterImages is one of the largest paid subscription-based graphics resources on the Web.

• Research	• JupiterResearch	• JupiterResearch provides business and technology market insight, data and objective analysis for both end-user and vendor companies.

• Events	• JupiterEvents	• JupiterEvents is a leading producer of conferences and trade shows focused on IT and business-specific topics.

Segment financial data for the years ended December 31, 2001 through 2003 appears in Note 7 to the Consolidated Financial Statements.

Online media

The following is a brief description of each of our Online media networks:

•      internet.com provides enterprise IT and business professionals with the news, original information resources and community they need to succeed in today’s rapidly evolving IT and business environment.

•      EarthWeb.com’s sites are organized into five “channels” targeting the needs of IT management, hardware and systems professionals, networking and communications administrators, Web and software developers.

• DevX.com is a provider of original technical information and services that enable corporate application development teams to efficiently address development challenges and projects.

• ClickZ.com publishes news, original information, analysis and opinion for interactive marketing professionals.

We generate our Online media revenues primarily from advertising sold on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. We typically provide guarantees of a minimum number of advertising impressions or times that users of our Web sites and related media properties view an advertisement. Revenues from advertising on our Online media networks were 58.4%, 46.3% and 39.4% of consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively.

We also generate online media revenues from the following:

Custom Online Publishing. We offer custom online publishing programs developed in conjunction with our customers to help them achieve their marketing objectives. Depending on customer requirements, these programs offer prominent placement within the most relevant sections of our networks, which ensures that our customers’ messages and offers are seen by the appropriate audience.

Permission Based Opt-in E-Mail List Rentals. We offer for rental our permission based opt-in e-mail list names relating to over 230 IT and Internet-specific topics. Our users volunteer, or opt-in, to be included on these lists to receive e-mail product offerings and information relevant to their interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed.

Paid Subscription Services. We offer paid subscription services to our customers for our e-mail newsletters and services SearchEngineWatch.com, TheCounter.com, TheGuestbook.com, WinDrivers.com, DevXPremierClub and AlertIPO.com. These subscription services are sold through our own networks and through third party relationships.

E-commerce Agreements and Offerings. We enter into a number of e-commerce agreements, which generally provide for a fixed fee for advertising and either a bounty for new customer accounts or revenue sharing of between 10% to 50% of the sales made by the e-commerce vendor as a result of links from our networks. E-commerce agreements typically are a minimum of three months in duration.

Licensing Agreements. We license certain editorial content, software and brands to third parties for fixed fees and royalties. We license selected portions of our editorial content to print publishers. We license one-time rights to reprint individual articles, online or in print, to third parties. We also license software to third parties which is used for Web site development. We provide access to limited versions of our editorial content to others at no charge in order to promote our brands and generate traffic.

Webinars. We offer JupiterWebinars, which are objective, educational online forums that provide focused research findings and analysis from our JupiterResearch business and from other notable analysts, journalists and industry experts. JupiterWebinars are free to qualified professionals. We generate revenue from advertiser sponsorships.

Online images

Our JupiterImages network of graphics related Web sites, formerly the ArtToday.com network, includes Photos.com, ClipArt.com, Graphics.com, Animations.com and FlashComponents.com, among others. We believe that ClipArt.com is the largest paid subscription-based graphics resource on the Web with over 2,600,000 clipart images, animations, photos, fonts and sounds.

The JupiterImages network of Web sites has a library of over 3 million online images and, as of January 2004, generated over 85 million page views per month. We generate our Online images revenue primarily from paid subscriptions, which are offered based on a variety of prices and terms, to access our image libraries. Once a customer becomes a subscriber, they have the ability to obtain copies of images within our image libraries. Paid subscriptions are primarily sold online through our networks and through third party relationships. We also license a portion of our images to third parties for royalties based on the licensee’s revenues generated by the licensed images.

Research

JupiterResearch covers a variety of sectors and industries to provide clients with original and proprietary information to understand how the Internet and new technologies impact marketing and commerce. JupiterResearch provides objective insight and analysis, backed by proprietary data in the form of forecasts, consumer surveys and executive surveys. JupiterResearch analysts bring to clients domain expertise, a crucial element to put into context both specific data and changing events. We believe that our expertise with business and technology enables us to offer our clients the best available research on how the Internet and new technologies impact marketing and commerce.

JupiterResearch consists of two main product lines: syndicated research and custom research and consulting.

Syndicated Research. Syndicated research delivers data and original and proprietary analysis through both written research reports and analyst inquiry. Reports include forecasts and survey data to understand consumers’ behaviors and preferences, as well as how executives are investing in particular technologies and platforms. Analyst inquiry allows companies to look into a given subject one-on-one, to test ideas and to add objective insight for specific industries and online circumstances. Syndicated research is typically sold on a subscription basis, either as a package of all research and reports covering our primary business areas or on a selective, area-by-area or market-by market basis. Our research coverage areas include the following 18 primary business areas and 14 vertical markets:

Primary Business Areas—United States

• Broadband	• Online Advertising
• Content Management	• Online Behavior & Demographics
• Content & Programming	• Payments & Transactions
• Customer Relationship Management	• Personal Technology
• Digital Television	• Site Technologies & Operations
• Marketing & Branding	• Wireless

Primary Business Areas—Europe
• Commerce	• Marketing & Advertising
• Content & Programming	• Platforms & Access
• Market Forecasts	• Wireless

Vertical Industry Research

• Automotive	• Microsoft Monitor
• Banking & Lending	• Music
• Brokerage & Wealth Management	• Online Search
• Consumer Packaged Goods	• Personal Computer & Console Games
• Entertainment & Media	• Travel
• Health	• Retail
• Marketing Operations	• Wi-Fi Mobility

Regional Research

• Australia	• Europe

Custom Research and Consulting. Our Custom Research and Consulting products address our clients’ project-specific research needs. Strategic consulting projects utilize a variety of research methodologies to provide proprietary recommendations; allow clients to test specific hypotheses regarding how new technologies, competitive forces and alternative go-to-market strategies affect their market position; and expand on JupiterResearch’s knowledge and data, often focusing on markets or issues not directly covered in existing products. Types of custom research projects include market opportunity assessments, leading practice analyses, business evaluations, new business model assessments, multi-client studies and site benchmarking.

Events

JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics that are aligned with our online media properties. JupiterEvents include an extensive conference program that provides a forum for the exchange and dissemination of information relevant to the particular event’s focus. In addition, most events have “keynote” sessions with speakers who are known for their industry knowledge and expertise.

We are able to efficiently promote these events through our online media networks. We generate revenues from attendee registrations, exhibition space from exhibitors who pay a fixed price per square foot of booth space and advertiser and vendor sponsorships.

Events scheduled for 2004, some of which are produced in multiple cities in both the United States and around the world each year, include:

• Digital Rights Management Strategies	• Jupiter ClickZ Advertising Forum
• Instant Messaging Planet	• Jupiter Plug.IN
• Internet Planet	• Search Engine Strategies
• IT Service Management Forum	• Wi-Fi Planet

Venture Fund Investments

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC or Fund III, a $75.0 million venture fund formed in January 2000, all of which invest in early-stage content-based Internet properties that are not competitive with our business. In February 2003, the operating agreement of Fund II was amended to provide for the cessation of fund investments and dissolution of Fund II following year-end 2003. In October 2002, the operating agreement of Fund III was amended to reduce Fund III’s committed capital from $75.0 million to $22.5 million and to provide for the cessation of fund investments, dissolution of the fund and the distribution of the fund assets following year-end 2003. Both Fund II and Fund III are in the process of dissolution and final distributions are expected to be made following such dissolutions. We invested $700,000 in Fund I, $1.8 million in Fund II and $3.1 million in Fund III, all of which are now fully invested. The remaining $4.3 million of capital raised and funded in Fund I, $13.2 million raised and funded in Fund II and $19.4 million raised and funded in Fund III were sourced from third party investors. We no longer have any outstanding capital commitments related to these three venture funds. The aggregate carrying value of our investments in these funds was $710,000 as of December 31, 2003.

Through I-Venture Management LLC, we earn management fees for the day-to-day operation and general management of our venture funds. In addition, through I-Venture Management LLC, we are entitled to up to 20% of the realized gains on investments made by these funds, after an 8% per annum preferred return to investors. Due to the scheduled liquidation and dissolution of Fund II and Fund III, these fees will be negligible in 2004 and in the future.

Corporate Information

Prior to the acquisition of Mecklermedia Corporation by Penton Media, Inc. (“Penton Media”) in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia. Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering IT and the Internet industry. In connection with this acquisition, Penton Media determined that Mecklermedia’s Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia’s Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of December 31, 2003, Mr. Meckler beneficially owned approximately 52.4% of our outstanding common stock.

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

Marketing and Sales

Our marketing efforts are directed largely at acquiring advertising and research clients, subscribers to our paid subscription products, and exhibitors, sponsors and attendees for our events.

We employ a combination of online and offline advertising and promotional campaigns to promote our content offerings and services to our users, advertisers and vendors. User advertising includes cross-promotion on our networks, advertising in trade publications and at trade shows and promotional links from Web sites that attract demographically similar audiences. We use public relations, user groups, trade shows, including both JupiterEvents and third-party industry events, and speaking engagements to generate publicity for our products and services. We also use print advertising in various industry related trade publications, highly targeted traditional direct mail campaigns by mailing postcards and/or brochures to select lists in targeted geographic areas. We barter a portion of the unsold advertising impressions generated by our networks, exhibition and sponsorship positions at our events as well as attendee passes to our events in exchange for advertising and promotion in media properties owned by third parties. Barter represents non-cash transactions where we deliver advertisements on our networks in exchange for services of other companies, primarily advertisements on their Web sites or in their publications. The primary reason for entering into such transactions is that they enable us to benefit from marketing exposure without using cash.

We sell most of our Online media, Research and Events products through separate direct sales forces. Our U.S. sales forces operate from our New York, San Francisco and Darien offices, and we also maintain local representatives in various locations throughout the United States. We also have sales employees and sales representatives in Canada and a number of European countries. Sales employees receive a base salary and are eligible for commissions based on sales and revenue goals. Sales representatives receive commissions based on a percentage of sales. Our Online images products are sold primarily on our Web sites.

Geographic Financial Information

The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues by geographic region:

	2001	2002	2003
United States of America	96%	95%	95%
International	4	5	5

	100%	100%	100%

Recent Developments

On June 30, 2003, we acquired all of the stock of ArtToday, an Arizona corporation, pursuant to a stock purchase agreement, dated as of June 24, 2003, by and between Jupitermedia and International Microcomputer Software, Inc. (“IMSI”). The consideration paid consisted of cash in the amount of $13.0 million and 250,000 shares of Jupitermedia’s common stock. Additional cash earn out payments may be made based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could have been earned for this earn-out period. In 2004, we renamed our Online images business that was formerly known as ArtToday to JupiterImages.

On July 11, 2003, we acquired the assets of DevX.com from DevX.com, Inc., a Delaware corporation (n/k/a XD Remainder Corp.) (“DevX”), pursuant to an asset purchase agreement, dated July 11, 2003, between DevX and Jupitermedia. The consideration paid consisted of cash in the amount of $2.25 million and 200,000 shares of Jupitermedia’s common stock plus the assumption of certain liabilities including accounts payable and obligations to fulfill contractual commitments.

On August 27, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to permit the resale from time to time of the shares of common stock issued to IMSI and DevX in connection with the acquisitions. On September 10, 2003, the SEC declared such registration statement effective.

Intellectual Property

We seek protection of our proprietary content, logos, brands, domain names and software relating to our Web sites, e-mail newsletters, online discussion forums, moderated e-mail discussion lists and research reports and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We pursue the registration of our trademarks and service marks in the United States and internationally, and have applied for registration in the United States and over 50 other countries for a number of our trademarks and service marks. We have encountered obstacles to registration of some marks in several of these countries. We also pursue copyright registration of our content in the United States. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our services or make them available through the Internet, and it is difficult for us to police unauthorized use of our proprietary rights and information.

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving. As a result, we cannot assure the future viability or value of our proprietary rights. We might not have taken adequate steps to prevent the misappropriation or infringement of our intellectual property. Any such infringement or misappropriation, should it occur, might harm our business, results of operations and financial condition. In addition, we may have to file lawsuits in the future to perfect or enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These lawsuits could result in substantial costs and divert our resources and the attention of our management. As a result, our business, results of operations, financial condition and cash flows would suffer.

Our business activities may infringe upon the proprietary rights of others, and other parties might assert infringement claims against us. From time to time, we have been, and expect to continue to be, subject to claims in the ordinary course of our business including claims of alleged infringement of the trademarks, service marks and other intellectual property rights of third parties. If similar claims are made against us in the future, those claims and any resultant litigation might subject us to liability for damages, result in invalidation of our proprietary rights and, even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of our resources and the attention of our management. As a result, our business, results of operations, financial condition and cash flows would suffer.

We generally obtain our content and some of our technology from our employees or pursuant to work-for-hire arrangements. We also license technology, content and images from third parties. In such license arrangements, we generally obtain representations as to origin and ownership of such content, images and technology and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that such content, images or technology violates the rights of another. We cannot be sure that these third party content, images and technology protections will be effective or sufficient or that we will be able to maintain such content, images or technology on commercially reasonable terms. As a result, our business, results of operations, financial condition and cash flows would suffer.

We have licensed in the past, and expect to license in the future, proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our content, software and brands are maintained by such licensees, we cannot be sure that such licensees will not take actions that might decrease the value of our brands, proprietary rights or reputation, which would harm our business, prospects, financial condition, results of operations and cash flows.

Domain Names

We own registrations and numerous domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain comparable domain names in all the countries in which we conduct business.

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

The results of our Research business vary with the amount of custom research projects performed during each period.

The results of our Events business vary with the topics, frequency and timing of the events we produce.

Expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Customers

Our customer base is a diverse group of individuals and companies, many of which are focused on IT, the Internet and graphics.

The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues derived from the 20 largest customers in each segment. One customer accounted for 11% of our Online media revenues in 2003. No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

	2001	2002	2003
Online media	27%	31%	48%
Online images	—	—	—
Research	—	34	36
Events	18	13	15

	25%	27%	35%

If we were to lose one or more of our significant customers, our future financial statements could be negatively affected.

Backlog

The following is a summary of our backlog for each of our segments as of December 31, 2002 and 2003 (in thousands):

	December 31, 2002	December 31, 2003
Online media	$5,300	$5,546
Online images	—	2,322
Research	4,761	4,430
Events	317	937

	$10,378	$13,235

Our Online media backlog consists of commitments for advertising, opt-in e-mail, list rental, e-commerce and licensing arrangements on our networks and subscriptions to our paid subscription services. Our Online images backlog consists of subscriptions to our JupiterImages products. Our Research backlog consists of subscriptions to our research products. Our Events backlog consists of prepayments of attendee registration fees and contracts for exhibition space and sponsorships.

Substantially all of our backlog as of December 31, 2003 will be recognized as revenue in 2004.

Competition

Online media

The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. Competitive factors in this industry include editorial quality, quantity and quality of the users of our networks, customer service, pricing and the strength of our complementary offerings. We compete with other companies, which direct a portion of their overall Web content at the IT and Internet professional community, such as CNET, Inc., CMP Media Inc., International Data Group, Open Source Development Network, Inc., TechTarget and Ziff-Davis Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media.

Online images

The market for visual content is highly competitive. Competitive factors in this industry include the quality, relevance and diversity of our image library, the quality of our contributing photographers, customer service, pricing, accessibility of our images and our speed of fulfillment. Our primary competitors include Getty Images, Inc., Corbis Corporation and Comstock, Inc. We also compete with smaller image aggregators throughout the world.

Research

Competitive factors in the market for research products and services include the quality, relevance and timeliness of our research and analysis, customer service and price. Our principal competitors are Forrester Research, Inc., Gartner Inc., META Group Inc. and IDC, a subsidiary of International Data Group. Numerous other companies, however, compete with us both domestically and internationally in providing research and analysis related to a specific industry or geographic area. In addition, we face increased direct and indirect competition from IT research firms, business consulting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

Events

Our events compete for exhibitors and attendees with other technology related trade shows, including personal computer and computer network related shows, such as International Data Group and MediaLive

International, Inc. Competitive factors in this industry include the availability of desirable venues and dates, the ability to provide topics that meet the needs of our customers, the ability to attract qualified attendees and the ability to provide high-quality show services, exhibitions space, marketing and sponsorship opportunities. Some of our competitors are affiliated with major publishers of technology related books and magazines.

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

Employees

The following is a summary of our employees by segment as of December 31, 2002 and 2003:

	December 31, 2002	December 31, 2003
Online media	141	147
Online images	—	17
Research	72	64
Events	29	25
Other	22	26

	264	279

ITEM 2. PROPERTIES

The following table sets forth a list of our current office leases:

Locations	Square Feet	Termination Date	Use
Occupied
Darien, CT	18,000	February 2005	Administrative, Online media editorial, IT operations, Events sales and operations personnel
New York, NY	16,000	July 2007	Online media sales and editorial, Research analysts and sales personnel
San Francisco, CA	5,700	August 2006	Online media sales and Research sales personnel
Tucson, AZ	5,000	November 2005	Online images operations and marketing
Westboro, MA	3,000	December 2004	Events operations and marketing personnel
Boston, MA	2,000	July 2004	Online media editorial, IT operations and Research sales personnel

Sublet
Darien, CT	4,500	April 2005	This location is currently sublet to an unaffiliated third party through the lease termination date.

Vacant
New York, NY	11,000	September 2004	This location is currently vacant and due to the current real estate market in this area and the limited time remaining on this lease, we do not expect this space to be sublet prior to the termination of the lease.

In addition, we lease small office locations in France, the United Kingdom and Germany.

We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

A complaint was filed in Delaware Chancery Court (the “Court”) on June 16, 1999 by a former shareholder of Mecklermedia Corporation (“Mecklermedia”) alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media, Inc. (“Penton Media”) in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler. Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton Media, and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant, including Mr. Meckler’s holdings of Jupitermedia.

On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs. As with the original complaint, the amended complaint asserted that the former directors of Mecklermedia breached their fiduciary duties of care, candor, loyalty and good faith to the Mecklermedia shareholders in connection with approving the Penton Media transaction and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler. The amended complaint asserted claims for damages, and also named Jupitermedia as a defendant seeking that a constructive trust be established consisting of any benefits derived by the defendants in respect of the alleged breaches but not seeking damages against us.

On or about October 9, 2001, with leave of the Court, plaintiffs filed a Second Amended Class Action Complaint (“SAC”). The SAC adds allegations concerning defendants’ alleged failure to disclose certain facts concerning Mr. Meckler’s role in the transactions, his role in negotiations with a third party and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Court issued an opinion denying defendants’ motion to dismiss the SAC. On December 13, 2002, all of the defendants, including Jupitermedia, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties and asserting certain affirmative defenses. All of the defendants intend to continue to vigorously defend themselves.

On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation are knowingly and willfully using the name “WISPCON” to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs’ pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name “ISPCON.” We own 49.9% of the ISPCON joint venture, pursuant to which we provide marketing, sales and other event support for the ISPCON trade shows. We are seeking injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which is pending, but also have filed an Answer and Counterclaim. Defendants seek injunctive relief and damages on their counterclaim for what they allege is the plaintiffs’ wrongful use of the name “WISPCON.” Discovery has commenced in the case. We intend to vigorously defend ourselves against the defendants’ counterclaim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol “INTM”. Prior to that date, there was no public market for our common stock. In September 2002, effective with the change in the name of the company to Jupitermedia Corporation, our ticker symbol was changed to “JUPM”. The following table sets forth for the periods indicated the high and low sale prices of our common stock.

Year ended December 31, 2002	High	Low
First Quarter	$3.54	$1.91
Second Quarter	$3.50	$1.80
Third Quarter	$2.44	$1.40
Fourth Quarter	$2.81	$1.55

Year ended December 31, 2003
First Quarter	$3.05	$2.37
Second Quarter	$4.88	$2.63
Third Quarter	$4.70	$3.55
Fourth Quarter	$6.10	$4.35

Year ending December 31, 2004
First Quarter (through March 4, 2004)	$11.14	$4.60

As of March 1, 2004, there were 75 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

DIVIDEND POLICY

We have never declared or paid a cash dividend and do not anticipate doing so in the foreseeable future. We expect to retain earnings to finance the expansion and development of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations and capital requirements.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,249,633	$5.50	2,503,217
Equity compensation plans not approved by security holders	—	—	—

Total	7,249,633	$5.50	2,503,217

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the financial statements of Jupitermedia, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:	(in thousands, except per share data)
Revenues	$16,085	$52,083	$43,965	$40,697	$46,991
Cost of revenues	8,366	22,991	22,101	16,757	21,511

Gross profit	7,719	29,092	21,864	23,940	25,480

Operating expenses:
Advertising, promotion and selling	7,545	18,254	18,471	14,116	14,369
General and administrative	4,434	10,172	11,956	6,787	7,003
Depreciation	673	2,099	2,730	2,235	1,422
Amortization(1)	9,796	24,854	33,785	807	1,371
Impairment of intangibles(2)	—	—	54,184	—	—
Non-cash compensation charge(3)	7,975	—	—	—	—

Total operating expenses	30,423	55,379	121,126	23,945	24,165

Operating income (loss)	(22,704)	(26,287)	(99,262)	(5)	1,315
Income (loss) on investments and other, net	—	(216)	(1,946)	(205)	121
Interest expense	(92)	—	—	—	(26)
Interest income	780	4,814	1,376	383	190

Income (loss) before income taxes, minority interests and equity loss from international and venture fund investments	(22,016)	(21,689)	(99,832)	173	1,600
Provision for income taxes	—	205	2	—	—
Minority interests	—	399	83	(40)	26
Equity loss from international and venture fund investments, net	—	(1,482)	(2,435)	(644)	(244)

Net income (loss)	$(22,016)	$(22,977)	$(102,186)	$(511)	$1,382

Basic net income (loss) per share	$(1.08)	$(0.92)	$(4.03)	$(0.02)	$0.05

Basic weighted average number of common shares	20,335	25,014	25,333	25,318	25,574

Diluted net income (loss) per share	$(1.08)	$(0.92)	$(4.03)	$(0.02)	$0.05

Diluted weighted average number of common shares	20,335	25,014	25,333	25,318	26,917

(1)	We made 19 acquisitions in 1999 and 28 acquisitions in 2000. The goodwill associated with these acquisitions caused a significant increase in our amortization expense from 1999 through 2001. Amortization expense decreased from 2001 to 2002 due primarily to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” On January 1, 2002, SFAS No. 142 became effective and as a result, we ceased amortizing goodwill.
(2)	Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values are determined based upon estimated future cash flows. During 2001, we determined that certain intangible assets associated with various acquired Online media properties were impaired. As a result of this determination, we recorded a non-cash charge of $54.2 million for the year ended December 31, 2001 related to the impairment of acquired goodwill and trademarks.

(3)	In March 1999, while we were a limited liability company, we granted 4% of our total membership units at the time to certain of our employees. As these membership units vested upon the completion of our initial public offering in June 1999, we recorded an $8.0 million compensation charge concurrent with the completion of our initial public offering on June 25, 1999.

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,943	$59,979	$25,100	$25,451	$9,567
Working capital	11,821	52,314	22,926	21,312	5,646
Total assets	68,390	162,172	45,787	48,385	56,038
Total equity	56,015	137,483	35,338	34,854	38,359

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of original online information, images, research and events resources for information technology (“IT”), business and creative professionals. Our operations are classified into four principal segments: Online media, Online images, Research and Events.

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and ClickZ.com networks of over 150 Web sites and over 150 e-mail newsletters that generated, as of January, 2004, over 200 million page views monthly.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

•	renting our permission based opt-in e-mail list names;

•	paid subscription services for our paid e-mail newsletters and services;

•	e-commerce agreements, which generally include a fixed fee for advertising and either a bounty for new customer accounts or revenue sharing;

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property; and

•	advertiser sponsorships for our Webinars.

The principal costs of our Online media business relate to payroll for our editorial, technology and sales personnel as well as technology related costs for facilities and equipment.

Online images. Online images include our JupiterImages network, which is one of the largest paid subscription-based graphics resources on the Web.

We generate our Online images revenues primarily from paid subscriptions that provide access to our image libraries. Customers may purchase subscriptions, which are offered based on a variety of prices and terms, to access our image libraries. Once a customer becomes a subscriber, they have the ability to obtain copies of images within our image libraries.

The principal costs of our Online images business relate to production and marketing personnel, technology infrastructure, royalties for images that we license, lead generation fees for sales referrals and credit card processing fees.

Research. Research includes our JupiterResearch business, which provides clients with original and proprietary information to better understand how the Internet and new technologies impact marketing and commerce.

We generate our Research revenues primarily from the sale of our syndicated research products. These products deliver data and analysis via written research reports and analyst inquiry. Our syndicated research is typically sold on an annual subscription basis. We also generate revenue through the sale of our custom research product, which delivers specific research based on the needs of our customers. The results of our Research business vary with the amount of custom research projects performed during each period.

The principal costs of our Research business relate to analyst and sales personnel and costs to acquire third party research data.

Events. Events include our JupiterEvents business that produces offline events focused on IT and business-specific topics that are of interest to our users.

We generate our Events revenues from attendee registrations, the purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space and advertiser and vendor sponsorships. The results of our Events business vary with the topics, frequency and timing of the events we produce.

The principal costs of our Events business relate to operations and sales personnel, venue and speaker costs and advertising expenses to attract attendees to our events.

Recent Acquisitions

During 2003, we made two significant acquisitions. On June 30, 2003, we acquired all of the stock of ArtToday, Inc. (“ArtToday”) from International Microcomputer Software, Inc. (“IMSI”) for $13.0 million in cash, 250,000 shares of Jupitermedia common stock and an earn-out that could result in an additional $4.0 million in cash consideration over the next two years. Earn-out payments are based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could have been earned for this earn-out period. In 2004, we renamed our Online images business that was formerly known as ArtToday to JupiterImages.

In addition, we acquired the assets of DevX.com, Inc. (“DevX.com”) on July 11, 2003 for $2.25 million in cash, 200,000 shares of Jupitermedia common stock and the assumption of certain liabilities. We also made several smaller acquisitions to complement our current product and service offerings.

During 2002, we made one significant acquisition. On July 31, 2002, we acquired certain assets and assumed certain liabilities of the JupiterResearch business from Jupiter Media Metrix, Inc. (“JMXI”) for $250,000 and the assumption of certain liabilities including obligations to fulfill contractual obligations.

In 2004, we expect to continue to develop and expand our current offerings through internal development and, where appropriate opportunities are identified, through acquisitions to drive revenue and earnings growth. In 2004, we expect to see continued growth in our business segments.

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by segment (dollars in thousands):

				2001 vs. 2002		2002 vs. 2003
	2001	2002	2003	$	%	$	%
Online media	$37,478	$27,169	$24,991	$(10,309)	(28)%	$(2,178)	(8)%
Online images	—	—	4,018	—	—	4,018	—
Research	—	5,139	9,101	5,139	—	3,962	77
Events	5,172	7,271	8,279	2,099	41	1,008	14
Other	1,315	1,118	602	(197)	(15)	(516)	(46)

	$43,965	$40,697	$46,991	$(3,268)	(7)%	$6,294	15%

Online media. During 2001, we began to experience a reduction in advertising revenues due to the general downturn in the U.S. economy, particularly related to technology spending. This decrease continued through 2002 and the first quarter of 2003. Beginning with the second quarter of 2003 and throughout the remainder of 2003, we experienced increases in revenues as conditions in the U.S. economy improved and advertisers, particularly technology companies, began to increase their advertising spending.

The following table sets forth, for the periods indicated, a year-over-year comparison of our Online media revenues, including barter.

				2001 vs. 2002		2002 vs. 2003
	2001	2002	2003	$	%	$	%
Online media	$32,154	$23,948	$23,970	$(8,206)	(26)%	$22	—%
Barter	5,324	3,221	1,021	(2,103)	(40)	(2,200)	(68)

Total Online media	$37,478	$27,169	$24,991	$(10,309)	(28)%	$(2,178)	(8)%

The following table sets forth, for the periods indicated, the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
2001	1,027	$36
2002	668	41
2003	515	49

In addition, overall revenues from our Online media segment decreased in 2003 as compared to 2002 and 2001 largely as a result of a decrease in barter revenue due primarily from the termination of a services agreement with Penton Media, Inc. in 2003. The decrease in barter revenues from 2001 to 2002 was due to a decrease in the number of barter transactions into which we entered.

We acquired the assets of DevX.com, Inc. on July 11, 2003 and this acquisition contributed $2.0 million to revenues in 2003.

Online images. We acquired ArtToday on June 30, 2003, and therefore there are no financial results for the Online images segment prior to this date. The $4.0 million of revenues in 2003 represents the revenues of ArtToday from July 1 through December 31, 2003. Revenues increased from $1.8 million in the third quarter of 2003 to $2.2 million in the fourth quarter of 2003, an 18.7% increase, due in part to increased average selling prices of our products and services. Subscription bookings for our Online images business increased from $2.1 million in the third quarter of 2003 to $2.5 million in the fourth quarter of 2003, a 19.4% increase.

Research. We acquired our JupiterResearch business on July 31, 2002, and therefore there are no financial results for this segment prior to this date. The $5.1 million of revenues in 2002 from our JupiterResearch business represent the revenues for the period from August 1, 2002 through December 31, 2002.

The results of operations for JupiterResearch presented in the table above for 2002 represent the period from our acquisition date of July 31, 2002 through December 31, 2002. Revenues increased in 2003 due to our ownership of JupiterResearch for a full year in comparison to this five-month period in 2002. Had we owned the JupiterResearch business for the full year ended December 31, 2002, we believe our revenues and costs for this business would have been higher than the amounts presented for the five months ended December 31, 2002. In addition, we believe there would have been a loss from operations for this business during the year ended December 31, 2002. Following our acquisition, we began to see an increase in the renewal rates for our syndicated research contracts as renewing customers were informed of our acquisition and our plans to support and further develop the JupiterResearch business. In addition, we saw continued increases in renewal rates in 2003 as conditions in the U.S. economy improved, as we launched several new research coverage areas and as companies once again began investing in market research. We also saw an increase in the amount of custom research projects completed for our customers.

The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2002 and 2003 since our acquisition in 2002:

	Percentage of Contract Value Renewed		Percentage of Number of Contracts Renewed
Fiscal Quarter Ended	2002	2003	2002	2003
March 31	N/A	49%	N/A	51%
June 30	N/A	67	N/A	69
September 30	33%	67	35%	72
December 31	44	91	53	81

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts since our acquisition in 2002 (dollars in thousands):

Fiscal Quarter	Number of Active Contracts	Total Active Contract Value
September 30, 2002	300	$13,336
December 31, 2002	291	12,867
March 31, 2003	217	8,646
June 30, 2003	221	8,119
September 30, 2003	222	7,668
December 31, 2003	241	8,082

Active contract value is defined as the total value of all active syndicated research contracts without taking into account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future. The decrease in the number of contracts and the total active contract value from 2002 to 2003 is related to the general downturn in the U.S. economy that began in 2000. During 2003, we have seen an increase in the number of customers and, during the fourth quarter of 2003, we began to see an increase in total value of our active contracts.

Events. The results of our Events business vary with the topics, frequency and timing of the events that we produce. We have made investments in events focused on specific vertical content areas that align with our other properties and, depending upon their success, we may or may not produce the events in the future. The following table sets forth, for the periods indicated, a year-over-year comparison of the number of events we produced and a listing of the amount of our revenues relating to sponsor and exhibitor, paid attendance and barter revenues during the periods shown (dollars in thousands):

	2001	2002	2003
Number of events produced	18	39	26

Sponsor and exhibitor revenue	$3,134	$2,800	$3,978
Attendee revenue	1,990	3,421	4,043
Barter	48	1,050	258

Total Events revenue	$5,172	$7,271	$8,279

Barter revenues vary from 2001 in 2003 in correlation to the number of barter transactions into which we entered.

Other. Other revenues represent management fees from our management of the internet.com venture funds. The year-over-year reduction in revenues from 2001 to 2003 was due to the decrease in the value of the investments within the venture funds. Due to the scheduled liquidation and dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC, these revenues will be negligible in 2004 and in the future.

Cost of revenues and gross profit

The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues and gross profit by segment (dollars in thousands):

Cost of revenues

				2001 vs. 2002		2002 vs. 2003
	2001	2002	2003	$	%	$	%
Online media	$18,975	$11,084	$10,329	$(7,891)	(42)%	$(755)	(7)%
Online images	—	—	1,300	—	—	1,300	—
Research	—	2,430	5,162	2,430	—	2,732	112
Events	3,126	3,243	4,720	117	4	1,477	46

	$22,101	$16,757	$21,511	$(5,344)	(24)%	$4,754	28%

Gross profit

				2001 vs. 2002		2002 vs. 2003
	2001	2002	2003	$	%	$	%
Online media	$18,503	$16,085	$14,662	$(2,418)	(13)%	$(1,423)	(9)%
Online images	—	—	2,718	—	—	2,718	—
Research	—	2,709	3,939	2,709	—	1,230	45
Events	2,046	4,028	3,559	1,982	97	(469)	(12)
Other	1,315	1,118	602	(197)	(15)	(516)	(46)

	$21,864	$23,940	$25,480	$2,076	9%	$1,540	6%

Gross profit %

	2001	2002	2003

Online media	49%	59%	59%
Online images	—	—	68
Research	—	53	43
Events	40	55	43
Other	100	100	100

	50%	59%	54%

Online media. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. Due to the economic downturn in 2001, we reduced the costs associated with our Online media business. The year-over-year reduction in cost of revenues from 2001 to 2003 was due primarily to reduced costs associated with editorial and freelance personnel. In addition, as we were able to obtain economies of scale with certain of our acquisitions, we were able to reduce costs related to communication infrastructure and Web site hosting.

The acquisition of the assets of DevX.com, Inc. added an additional $850,000 to cost of revenues in 2003.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Online images. Cost of revenues primarily consists of payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. We license a portion of our image library from third parties and pay them a portion of the revenues we receive from our customers as royalties. During 2003, royalty expense was $492,000. The amount we will pay in future royalties will vary in correlation to our revenues and the mix in the ownership of the images within our image library.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our image library and to substitute licensed images with images that we own that will result in reduced royalty expenses in the future. As we continue to make investments to increase the size of our image library, we may need to increase our spending for Web site hosting and storage costs.

Research. Cost of revenues primarily consists of payroll costs related to research analysts and costs to acquire third party research data. Cost of revenues increased in 2003 due to our ownership of JupiterResearch for a full year in 2003 in comparison to a five-month period in 2002.

We intend to make investments in new research coverage areas where appropriate and this may result in increased costs related to hiring personnel and acquiring data to produce our research.

Events. Cost of revenues primarily consists of payroll costs related to operations employees and event production costs such as venue and speaker costs. Costs of revenues have increased year-over-year from 2001 to 2003 due to the growth in the size of certain of our events and the launch of first-time events.

We intend to continue to make investments to launch new events that align with our other properties. In addition, depending upon the success of certain events, we may increase the frequency of the number of times we run an event relating to a specific topic.

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a year-over-year comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	2001	2002	2003	2001 vs. 2002		2002 vs. 2003
				$	%	$	%
Online media	$16,452	$8,983	$6,278	$(7,469)	(45)%	$(2,705)	(30)%
Online images	—	—	508	—	—	508	—
Research	—	1,345	2,884	1,345	—	1,539	114
Events	2,019	3,788	4,699	1,769	88	911	24

	$18,471	$14,116	$14,369	$(4,355)	(24)%	$253	2%

Online media. Advertising, promotion and selling expenses primarily consists of payroll costs for sales and marketing personnel. In addition, it includes costs related to marketing activities including barter. Due to the economic downturn in 2001, we were required to reduce the costs associated with our Online media business. The year-over-year reduction in advertising, promotion and selling expenses was due primarily to a reduction in payroll costs for sales personnel. In addition, costs associated with barter decreased over the same period. Barter expense was $2.9 million, $2.0 million and $110,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The decrease in barter expense in 2003 was due primarily to the termination of a services agreement with Penton Media, Inc. in 2003. The decrease in barter expense from 2001 to 2002 was due to a decrease in the number of barter transactions into which we entered.

The acquisition of the assets of DevX.com, Inc. added an additional $550,000 to advertising, promotion and selling expenses in 2003.

Online images. Advertising, promotion and selling expenses primarily consists of payroll for marketing personnel, commissions to third parties for referrals, credit card transaction fees and advertising. During 2003, we paid $150,000 in commissions to third parties for referrals of customers to JupiterImages that resulted in sales. In addition, we paid $157,000 in credit card transaction fees for the sale of our JupiterImages products. The amount we will pay in the future for commissions to third parties for referrals and credit card transaction fees will vary in correlation to our revenues.

We incurred $87,000 in expenses in 2003 to advertise our JupiterImages products in various publications and to attend various trade shows. We will continue to advertise for these products in the future provided the return on the investment of such spending, as determined by the resulting sales, is justified.

Research. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel. Advertising, promotion and selling expenses increased in 2003 due to our ownership of JupiterResearch for a full year in 2003 in comparison to a five-month period in 2002.

Events. Advertising, promotion and selling expenses primarily consists of sales and marketing personnel and advertising expense. Advertising, promotion and selling expenses have increased year-over-year from 2001 to 2003 due to increased payroll related costs for sales and marketing personnel and due to an increase in advertising for our events. Barter expense was $48,000, $1.0 million and $258,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Barter expenses vary from 2001 to 2003 in correlation to the number of barter transactions into which we entered.

General and administrative

The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses by segment (dollars in thousands):

	2001	2002	2003	2001 vs. 2002		2002 vs. 2003
				$	%	$	%
Online media	$5,820	$217	$772	$(5,603)	(96)%	$555	256%
Online images	—	—	284	—	—	284	—
Research	—	569	1,066	569	—	497	87
Events	563	302	184	(261)	(46)	(118)	(39)
Other	5,573	5,699	4,697	126	2	(1,002)	(18)

	$11,956	$6,787	$7,003	$(5,169)	(43)%	$216	3%

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The reduction in general and administrative expenses from 2001 to 2002 was due primarily to reduced provisions for losses on accounts receivable. During 2001, we experienced a higher rate of losses from the collection of our accounts receivable due to many customers being unable to pay their balances as result of the general economic downturn in the U.S. We recorded a $4.2 million expense related to losses from our accounts receivable in 2001. Our experience with our receivables improved significantly in 2002 and 2003 as we recorded a reduction from our allowance for doubtful accounts of $270,000 in 2002 and an increase of $89,000 in 2003.

The acquisition of the assets of DevX.com, Inc. added an additional $228,000 to general and administrative expenses in 2003.

Online images. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees.

Research. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. General and administrative expenses increased in 2003 due to our ownership of JupiterResearch for a full year in 2003 in comparison to a five-month period in 2002.

Events. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. The year-over-year decrease in general and administrative expenses from 2001 to 2003 relates primarily to a reduction in payroll costs for administrative personnel and a reduction in office related costs.

Other. General and administrative expenses primarily consist of payroll costs for administrative personnel, office related costs and professional fees. The decrease in general and administrative expenses from 2002 to 2003 was due primarily to reduced office related costs for vacated premises that were recorded as an expense in 2002 and a reduction in legal fees due to the resolution of certain legal matters in 2003.

Depreciation and amortization

The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses (dollars in thousands):

				2001 vs. 2002		2002 vs. 2003
	2001	2002	2003	$	%	$	%
Depreciation	$2,730	$2,235	$1,422	$(495)	(18)%	$(813)	(36)%
Amortization	33,785	807	1,371	(32,978)	(98)	564	70

Depreciation expense decreased from 2001 to 2003 due primarily to reduced capital expenditures and an increase in assets having already been fully depreciated.

Amortization expense decreased from 2001 to 2002 due primarily to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” On January 1, 2002, SFAS No. 142, became effective and as a result, we ceased amortizing goodwill. Amortization expense increased from 2002 to 2003 due primarily to the amortization of intangible assets acquired from ArtToday and DevX.com, Inc.

The acquisitions of ArtToday and the assets of DevX.com, Inc. added an additional $433,000 and $86,000 to depreciation and amortization expense, respectively in 2003. The acquisition of the JupiterResearch business added an additional $23,000 to depreciation and amortization expense in 2002.

Our depreciation and amortization expenses may vary in 2004 based upon a change in our capital expenditure levels, changes in any purchase accounting adjustments relating to the acquisitions of ArtToday and the assets of DevX.com, Inc. or any acquisitions that may be completed during 2004.

Impairment of intangibles

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values are determined based upon estimated future cash flows. During 2001, Jupitermedia determined that certain intangible assets associated with various acquired Online media properties were impaired. As a result of this determination, Jupitermedia recorded a non-cash charge of $54.2 million for the year ended December 31, 2001 related to the impairment of acquired goodwill and trademarks.

Income (loss) on investments and other, net

The following table sets forth, for the periods indicated, a year-over-year comparison of our income (loss) on investments and other, net (dollars in thousands):

	2001	2002	2003	2001 vs. 2002		2002 vs. 2003
				$	%	$	%
Income (loss) on investments and other, net	$(1,946)	$(205)	$121	$1,741	89%	$326	N/M

We determined that the declines in value from Jupitermedia’s accounting basis for certain of our investments in internet.com venture fund portfolio companies was other than temporary. During the years ended December 31, 2001, 2002 and 2003, Jupitermedia recognized losses of $1.9 million, $407,000, and $21,000, respectively, related to investment impairment, net of a gain on the sales of assets and foreign exchange transactions of $241,000 for the year ended December 31, 2002. During 2003, Jupitermedia recognized income of $101,000 relating to foreign exchange transactions. Foreign currency translation income or loss relates to translation adjustments for our international operations.

Interest expense and interest income

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest expense and interest income (dollars in thousands):

	2001	2002	2003	2001 vs. 2002		2002 vs. 2003
				$	%	$	%
Interest expense	$—	$—	$(26)	$—	—%	$(26)	—%
Interest income	1,376	383	190	(993)	(72)	(193)	(50)

Interest expense relates to long-term financing arrangements assumed as part of the acquisition of ArtToday.

The year-over-year decrease in interest income from 2001 to 2003 was due to the overall decrease in interest rates received on our cash accounts and lower average cash balances resulting from multiple acquisitions including our acquisitions of JupiterResearch in July 2002, ArtToday in June 2003 and DevX.com in July 2003.

Provision for income taxes

Jupitermedia recorded a provision for income taxes of $2,000 for the year ended December 31, 2001 based upon estimated foreign tax rates and did not record a provision for foreign income taxes for the years ended December 31, 2002 and 2003, as Jupitermedia did not have foreign source income.

As of December 31, 2003, we had $32.1 million of net operating losses for federal income tax purposes, which begin to expire in 2018. We also had $15.1 million of net operating losses for state income tax purposes, which begin expiring in 2006.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese subsidiary.

Equity loss from international and venture fund investments, net

Equity loss represents our net equity interests in the investments in internet.com venture funds and international joint ventures. The year-over-year decrease from 2001 to 2003 in the amount of our equity losses from venture fund investments and other was due primarily to a reduction in the write-downs of portfolio investments by the internet.com venture funds. The remaining carrying value of our investments in our venture funds was $710,000 as of December 31, 2003.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

				2001 vs. 2002		2002 vs. 2003
For the Years Ended December 31:	2001	2002	2003	$	%	$	%
Operating cash flows	$(5,387)	$2,066	$1,393	$7,453	N/M	$(673)	(33)%
Investing cash flows	$(29,548)	$(1,617)	$(17,683)	$27,931	(95)%	$(16,066)	994%
Financing cash flows	$55	$(98)	$378	$(153)	N/M	$476	N/M
Capital expenditures	$(1,880)	$(166)	$(227)	$1,714	(91)%	$(61)	37%

As of December 31:
Cash and cash equivalents	$25,100	$25,451	$9,567	$351	1%	$(15,884)	(62)%
Accounts receivable, net	$6,527	$7,521	$10,281	$994	15%	$2,760	37%
Working capital	$22,926	$21,312	$5,646	$(1,614)	(7)%	$(15,666)	(74)%

Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in June, 1999 and February, 2000, respectively. Cash decreased in 2003 primarily due to our acquisitions of ArtToday and of the assets of DevX.com, Inc., which resulted in cash payments of $13.0 million and $2.25 million, respectively.

Cash provided by operating activities in 2003 decreased primarily due to changes in accounts receivable and prepaid expenses and other, offset by increased net income and deferred revenues. In 2003, accounts receivable increased due to the increase in sales during the year. Deferred revenues increased primarily due to the acquisition of ArtToday. Prepaid expenses and other increased due to new prepaid database licensing and maintenance agreements and an increase in prepaid royalties resulting from our acquisition of ArtToday. During 2002, cash provided by operating activities was primarily due to decreased levels of net losses, net non-cash expenses of $2.6 million and an increase in accrued expenses. Accrued expenses increased primarily due to payroll related costs.

We made two acquisitions in 2001, four in 2002 and seven in 2003. The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2003 increased from cash used in 2002 primarily due to the acquisitions of ArtToday and DevX.com. As part of the acquisition of ArtToday, we are required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004 which represents the maximum amount that could have been earned for this earn-out period. Cash used for financing activities in 2001 relates primarily to our acquisition of Intermedia Group Inc. and earn-out payments for acquisitions completed in prior periods.

Cash provided from financing activities relates primarily to proceeds received from the exercise of employee stock options. During 2003, more stock options were exercised in comparison to 2002 and 2001. The use of cash for financing activities in 2002 relates to our purchase of shares of common stock for $106,000 in connection with our stock repurchase program.

In October 2001, we announced that our Board of Directors had authorized the expenditure of up to $1.0 million to repurchase our outstanding common stock. Any purchases under this stock repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of our management. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. In September 2002, we repurchased 65,000 shares of Jupitermedia common stock at $1.60 per share as part of this stock repurchase program. Other than in this instance, we have not repurchased any of our shares of common stock under our stock repurchase program.

We expect to continue our investing activities, which includes the potential to strategically acquire companies, content and images that are complementary to our business. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions.

Our existing cash and investment balances may decline during 2004 in the event of a downturn in the general economy, particularly related to technology advertising, or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2003 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,842	$1,451	$391	$—	$—
Capital lease obligations	175	175	—	—	—
Purchase obligation-acquisition earn-out	1,000	1,000	—	—	—
Other liabilities	550	209	341	—	—

Total	$3,567	$2,835	$732	$—	$—

Other liabilities represent payments due under contractual obligations assumed in the acquisition of ArtToday related to purchases of domain names.

Jupitermedia has employment agreements with both its President and Chief Operating Officer and its Senior Vice President and Chief Financial Officer. These agreements provide twelve months and six months of severance, respectively, to be paid upon termination.

Related Party Transactions

Jupitermedia, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement in November 1998, whereby Jupitermedia agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to Jupitermedia by Internet World Media, Inc. and Penton Media, Inc. This services agreement terminated in 2003.

I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, serves as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

A non-interest bearing loan of $178,000 was made to Jupitermedia’s Chairman and Chief Executive Officer in 1997 that is still outstanding and is included in Investments and other assets as of December 31, 2003.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to elaborate on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123,” to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. Since Jupitermedia accounts for its stock-based compensation under APB Opinion No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 is limited to the annual and interim reporting of the effects on net (loss) income and (loss) earnings per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entities. The adoption of FIN 46 did not have an impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Our critical accounting policies are as follows:

Revenue recognition. The following is a summary of critical revenue recognition policies for each of our reporting segments:

Online media

Advertising revenues. Advertising revenue is recognized ratably in the period in which the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of advertising impressions, or number of times that an advertisement is viewed by users of our Web sites and related media properties.

Barter. We barter a portion of the unsold advertising impressions generated by our networks for advertising and promotion in media properties owned by third parties. In addition, we have bartered portions of unsold advertising impressions for equity interests in certain of our venture funds’ portfolio companies. We recognize revenue and expense from barter transactions at their estimated fair values in accordance with the guidelines set under Emerging Issues Task Force No. 99-17 “Accounting for Advertising Barter Transactions.” Revenues related to barter transactions were $5.3 million, $3.2 million and $1.0 million and expenses were $2.9 million, $2.0 million and $110,000 for the years ended December 31, 2001, 2002, and 2003, respectively.

Online images

Revenue from subscriptions to our images products is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

Research

We typically sell our research products on an annual subscription basis and revenues are deferred and then recognized over the term of the related contract as services are provided. Revenues related to our custom research and consulting products are recognized over the period the service is provided.

Events

Our JupiterEvents business generates revenue from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Revenue for our events is recognized in the period in which the event is held. Deferred revenues relate to the portion of collected conference registration fees as well as exhibition space, advertiser and vendor sponsorships that have been contracted prior to the commencement of the event.

Valuation of long-lived assets. Goodwill and other intangible assets are tested for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and all other long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Long-lived assets, including goodwill and intangible assets were $30.9 million as of December 31, 2003. The annual impairment analysis is considered critical because of the significance of long-lived assets to our consolidated balance sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in debt instruments of the U.S. Government and its agencies.

We invest in equity instruments of privately held, online media and technology companies for business and strategic purposes. These investments are included in investments and other assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the companies or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

We have investments in internet.com Venture Fund I LLC, or Fund I, internet.com Venture Fund II LLC, or Fund II, and internet.com Venture Partners III LLC, or Fund III, that were organized on March 24, 1999, September 3, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, is the managing member and acts as the Funds’ investment manager and makes all investment decisions on behalf of the Funds. We are responsible for the day-to-day operation of the Funds. We no longer have any capital commitments related to these three venture funds. As of December 31, 2003, we had a 14%, 12% and 14% interest in each of Fund I, Fund II and Fund III, respectively and the remaining aggregate carrying value of our investments in these three funds was $710,000. We were fully invested in all three funds as of December 31, 2003 and no longer had any outstanding capital commitments related to the funds.

I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, is the managing member and acts as the investment manager, and makes all investment decisions on behalf of, each of Fund I, Fund II and Fund III. Acting, through I-Venture Management LLC, as the managing member of the Funds, we have significant influence over the operations of the Funds, and accordingly, we account for these investments on the equity basis of accounting, subject to review for impairment.

In October 2002, the operating agreement of Fund III was amended to reduce its aggregate committed capital from $75.0 million to $22.5 million and to provide for the cessation of investments, dissolution of the fund and the distribution of its assets following year-end 2003. In February 2003, the operating agreement of Fund II was amended to provide for the cessation of fund investments, dissolution of the fund and distribution of its assets following year-end 2003. Both Fund II and Fund III are in the process of being dissolved and final distributions are expected to be made following such dissolutions.

Our transactions are generally conducted, and, as of December 31, 2003, 94% of our cash is held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jupitermedia Corporation

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

Stamford, Connecticut

March 14, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, Connecticut

We have audited the accompanying consolidated balance sheets of Jupitermedia Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, prior to the addition of the transitional disclosures described in Note 5 and prior to the restated disclosures for reportable segments described in Note 7 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s change in accounting for website development costs and barter transactions in their report dated March 14, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2002 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of Jupitermedia Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Jupitermedia Corporation and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 5, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 related to 2001 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to intangible assets and goodwill that are no longer being amortized, as a result of initially applying SFAS No. 142 to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related per share amounts. In addition, as described in Note 7, the Company changed the composition of its reportable segments in 2002, and the amounts disclosed in the 2001 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (1) comparing the adjustment amounts of segment revenues, cost of revenues and operating expenses and operating income (loss), to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, the transitional disclosures for 2001 in Note 5 are appropriate and the adjustments to the restated disclosures in Note 7 have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures referred to above in Notes 5 and 7 and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 1, 2004

Jupitermedia Corporation

Consolidated Balance Sheets

December 31, 2002 and 2003

(in thousands, except share and per share amounts)

	December 31, 2002	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$25,451	$9,567
Accounts receivable, net of allowances of $1,056 and $948, respectively	7,521	10,281
Unbilled accounts receivable	1,077	1,012
Prepaid expenses and other	794	2,124

Total current assets	34,843	22,984
Property and equipment, net	1,924	1,488
Intangible assets, net	1,473	8,130
Goodwill	8,377	21,760
Investments and other assets	1,768	1,676

Total assets	$48,385	$56,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,386	$1,494
Accrued payroll and related expenses	2,014	2,482
Accrued expenses and other	3,823	4,151
Deferred revenues	6,308	9,211

Total current liabilities	13,531	17,338
Long term liabilities	—	341

Total liabilities	13,531	17,679

Commitments and contingencies (see notes)

Stockholders’ equity:
Preferred stock, $.01 par value per share, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 75,000,000 shares authorized, 25,342,017 and 25,984,130 shares issued at December 31, 2002 and 2003, respectively	253	260
Additional paid-in capital	175,487	177,629
Accumulated deficit	(140,809)	(139,427)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive income	29	3

Total stockholders’ equity	34,854	38,359

Total liabilities and stockholders’ equity	$48,385	$56,038

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2001, 2002 and 2003

(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues	$43,965	$40,697	$46,991
Cost of revenues	22,101	16,757	21,511

Gross profit	21,864	23,940	25,480

Operating expenses:
Advertising, promotion and selling	18,471	14,116	14,369
General and administrative	11,956	6,787	7,003
Depreciation	2,730	2,235	1,422
Amortization	33,785	807	1,371
Impairment of intangibles	54,184	—	—

Total operating expenses	121,126	23,945	24,165

Operating income (loss)	(99,262)	(5)	1,315
Income (loss) on investments and other, net	(1,946)	(205)	121
Interest expense	—	—	(26)
Interest income	1,376	383	190

Income (loss) before income taxes, minority interests and equity loss from international and venture fund investments and other, net	(99,832)	173	1,600
Provision for income taxes	2	—	—
Minority interests	83	(40)	26
Equity loss from international venture fund investments and other, net	(2,435)	(644)	(244)

Net income (loss)	$(102,186)	$(511)	$1,382

Basic net income (loss) per common share	$(4.03)	$(0.02)	$0.05

Basic weighted average number of common shares outstanding	25,333	25,318	25,574

Diluted net income (loss) per share	$(4.03)	$(0.02)	$0.05

Diluted weighted average number of common shares outstanding	25,333	25,318	26,917

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2001, 2002 and 2003

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2001	25,323,357	$253	$175,363	$(38,112)	$—	$(21)	$137,483	$(22,998)

Exercise of stock options	9,720	—	55	—	—	—	55	—
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)	(14)
Net loss	—	—	—	(102,186)	—	—	(102,186)	(102,186)

Balance at December 31, 2001	25,333,077	253	175,418	(140,298)	—	(35)	35,338	(102,200)

Exercise of stock options	8,940	—	8	—	—	—	8	—
Capital contributions	—	—	61	—	—	—	61	—
Purchase of treasury stock	—	—	—	—	(106)	—	(106)	—
Foreign currency translation adjustment	—	—	—	—	—	64	64	64
Net loss	—	—	—	(511)	—	—	(511)	(511)

Balance at December 31, 2002	25,342,017	253	175,487	(140,809)	(106)	29	34,854	(447)

Exercise of stock options	192,113	3	375	—	—	—	378	—
Issuance of stock for acquisitions	450,000	4	1,767	—	—	—	1,771	—
Foreign currency translation adjustment	—	—	—	—	—	(26)	(26)	(26)
Net income	—	—	—	1,382	—	—	1,382	1,382

Balance at December 31, 2003	25,984,130	$260	$177,629	$(139,427)	$(106)	$3	$38,359	$1,356

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2002 and 2003

(in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(102,186)	$(511)	$1,382
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	36,515	3,042	2,793
Impairment of intangibles	54,184	—	—
Barter transactions, net	(2,455)	(1,176)	(912)
Provision (benefit) for losses on accounts receivable	4,383	(162)	205
Income (loss) on investments and other, net	1,946	205	(121)
Minority interests	(83)	40	(26)
Equity loss from venture fund investments and other, net	2,435	644	244
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	1,263	212	(1,845)
Unbilled accounts receivable	—	275	106
Prepaid expenses and other	1,353	368	(1,075)
Accounts payable and accrued expenses	(2,450)	580	(719)
Deferred revenues	(292)	(1,451)	1,361

Net cash (used in) provided by operating activities	(5,387)	2,066	1,393

Cash flows from investing activities:
Additions to property and equipment	(1,880)	(166)	(227)
Acquisitions of businesses and other, net of cash acquired	(27,668)	(1,979)	(17,562)
Distribution from internet.com venture funds	—	227	—
Proceeds from sale of assets and other	—	301	106

Net cash used in investing activities	(29,548)	(1,617)	(17,683)

Cash flows from financing activities:
Purchase of treasury stock	—	(106)	—
Proceeds from exercise of stock options	55	8	378

Net cash provided by (used in) financing activities	55	(98)	378

Effect of exchange rates on cash	1	—	28

Net change in cash and cash equivalents	(34,879)	351	(15,884)
Cash and cash equivalents, beginning of year	59,979	25,100	25,451

Cash and cash equivalents, end of year	$25,100	$25,451	$9,567

Supplemental disclosures of cash flow:
Cash paid for interest	$—	$—	$26

Cash paid for income taxes	$38	$—	$—

Non-cash investing activities:
Common stock issued for acquisitions	$—	$—	$1,771

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2001, 2002, and 2003

1.    THE COMPANY

Jupitermedia is a global provider of original online information, images, research and events resources for information technology (“IT”), business and creative professionals. JupiterWeb, the online division of Jupitermedia, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and ClickZ.com for interactive marketers. JupiterImages, formerly ArtToday, Inc. (“ArtToday”), is a paid subscription resource on the Web serving creative professionals with products like Photos.com, ClipArt.com and FlashComponents.com. Jupitermedia also includes JupiterResearch, an international research advisory organization specializing in business and technology market research in 18 business areas and 14 vertical markets. In addition, JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics.

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

Revenue recognition. Jupitermedia generates its revenues from four reportable segments: Online media, Online images, Research and Events.

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

Paid subscription revenues. Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, The Guestbook.com, WinDrivers.com, DevXPremierClub and AlertIPO.com, which are sold through our networks and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

E-commerce revenues. Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our networks, or in some cases combinations of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

receivable is probable. Generally, bounties and revenue sharing agreements require a monthly minimum fee from Jupitermedia’s customers. Revenues from these agreements are recognized in the month in which they are earned.

Licensing revenues. Licensing agreements vary with Jupitermedia generating fixed fees, royalties or both for access to editorial content, software and brands produced by Jupitermedia. Such amounts are recognized as revenue in the month earned.

Webinar revenues. JupiterWebinars are objective, educational online forums that provide focused research findings and analysis from JupiterResearch, as well as other highly respected analysts, journalists and industry experts. JupiterWebinars are free to qualified professionals. We generate revenue from advertiser sponsorships. Revenue is recognized in the period in which the Webinar occurs.

Barter revenues. We barter a portion of the unsold advertising impressions generated by our networks for advertising and promotion in media properties owned by other third parties. In addition, we have bartered portions of unsold advertising impressions for equity interests in certain of our venture funds’ portfolio companies. We recognize revenue and expense from barter transactions at their estimated fair values in accordance with the guidelines set under Emerging Issues Task Force No. 99-17 “Accounting for Advertising Barter Transactions.” Revenues related to barter transactions were $5.3 million, $3.2 million and $1.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Online images

JupiterImages (formerly the ArtToday.com network) provides creative professionals with online access to photos, clipart, Web graphics, fonts and Flash movies. Paid subscription sites include Photos.com, ClipArt.com, Animations.com and FlashComponents.com. JupiterImages also includes a number of resource sites for creative professionals including graphics.com, fontconnection.com, graphicchat.com and clipartconnection.com.

Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

We license a portion of our images to third parties for royalties based on the licensee’s revenues generated by the licensed images. Such amounts are recognized as revenue in the month earned.

Research

Jupitermedia typically sells research products on an annual subscription basis and revenues are deferred and then recognized over the term of the related contract as services are provided.

Revenues related to custom research and consulting products are recognized over the period the service is provided.

Revenues from A la Carte products are recorded at the time of sale.

JupiterResearch also includes JupiterDirect. JupiterDirect is an online outlet where customers can purchase copies of research reports and briefings. Revenue from JupiterDirect is recognized at the time of sale.

Events

JupiterEvents generate revenue from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Revenues for events are recognized in the period in which the event is held. Deferred

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

revenues relate to the portion of collected conference registration fees as well as exhibition space and advertiser and vendor sponsorships that have been contracted prior to the commencement of events. Revenues related to barter transactions were $48,000, $1.1 million and $258,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

No customer accounted for 10% or more of our consolidated revenues for the years ended December 31, 2001, 2002 and 2003.

Cash and cash equivalents. Jupitermedia considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2003, Jupitermedia had no investments with maturities greater than three months.

Unbilled accounts receivable. Research contracts are noncancelable contracts and are recorded at the commencement of the contract as an asset to unbilled accounts receivable with a corresponding liability to deferred revenue. Unbilled accounts receivable are reclassified to accounts receivable as contracts are billed.

Financial instruments. The recorded amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.

Foreign currency translation. Jupitermedia translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. Jupitermedia translates revenue and expenses at the monthly average rates of exchange prevailing during the year. Jupitermedia includes the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.

Property and equipment. Depreciation of computer equipment and software is provided for by the straight-line method over estimated useful lives of three years. Depreciation of furniture, fixtures and equipment is provided for by the straight-line method over estimated useful lives ranging from five to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. Assets recorded under capital leases are amortized using the straight-line method over the term of the respective lease. Amortization is included in depreciation expense.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

Goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite useful lives are no longer amortized but are reviewed periodically for impairment. With the adoption of SFAS No. 142 in the first quarter of 2002, we discontinued amortizing the remaining balances of goodwill and domain names.

The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144. Intangible assets with definite lives are amortized using the straight line method over their expected useful lives ranging from three to fifteen years.

Impairment of long-lived assets. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Goodwill and certain other intangibles are tested for impairment under SFAS No. 142 and all other long-lived assets are tested for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During 2001, Jupitermedia determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired. As a result of this determination, Jupitermedia recorded a non-cash charge of $54.2 million in 2001.

Investments in internet.com venture funds. Although Jupitermedia has less than a 20% interest in the internet.com venture funds, the investments are accounted for on the equity method of accounting as Jupitermedia has significant influence as the managing member of the funds. These investments are reviewed whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable.

Advertising and promotion expense. Jupitermedia expenses advertising and promotion costs as incurred. Advertising and promotion expense was $3.4 million, $4.7 million and $3.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. Included in these amounts are expenses related to barter transactions of $2.9 million, $3.1 million and $371,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Stock based compensation. Jupitermedia grants to certain employees stock options with an exercise price equal to the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for such grants. As permitted under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, Jupitermedia has not changed its method of accounting for stock-based compensation; however, SFAS No. 123, as amended by SFAS No. 148, requires footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost.

The following table reflects pro forma net income (loss) and income (loss) per share had Jupitermedia elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Net income (loss)	$(102,186)	$(511)	$1,382
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,931)	(8,131)	(5,011)

Pro forma net (loss)	$(112,117)	$(8,642)	$(3,629)

Basic and diluted net income (loss) per share
As reported	$(4.03)	$(0.02)	$0.05

Pro forma	$(4.43)	$(0.34)	$(0.14)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2002 and 2003: risk-free interest rates of 4.09%, 3.06% and 2.03%, respectively; expected lives of three years; expected dividend rate of zero; and expected volatility of 146%, 132% and 121%, respectively.

Recent accounting pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to elaborate on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an affect on Jupitermedia’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123,” to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28,

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

“Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. Since Jupitermedia accounts for our stock-based compensation under APB Opinion No. 25, and has no current plans on switching to SFAS No. 123, the impact of SFAS No. 148 will be limited to the annual and interim reporting of the effects on net income (loss) and income (loss) earnings per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Jupitermedia has adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51,” which addresses consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entities. The adoption of this Interpretation did not have an impact on Jupitermedia’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on Jupitermedia’s financial statements.

3.    COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares that may be issued upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted net income (loss) per share for the years ended December 31, 2001, 2002 and 2003 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Numerator: Net income (loss)	$(102,186)	$(511)	$1,382
Denominator: Weighted average shares outstanding	25,333	25,318	25,574

Basic net income (loss) per share	$(4.03)	$(0.02)	$0.05

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

	Year Ended December 31,
	2001	2002	2003
Numerator: Net income (loss)	$(102,186)	$(511)	$1,382
Denominator: Weighted average shares outstanding	25,333	25,318	26,917

Diluted net income (loss) per share	$(4.03)	$(0.02)	$0.05

For the years ended December 31, 2001, 2002 and 2003 outstanding options to purchase 4,337,136, 5,645,589 and 2,364,947 shares of common stock, respectively, were excluded from the calculation of diluted net loss per share for those years, as the results would have been anti-dilutive.

4.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2002	December 31, 2003
Computer equipment and software	$8,213	$8,699
Furniture, fixtures and equipment	1,129	1,194
Leasehold improvements	238	269

	9,580	10,162
Less: Accumulated depreciation	(7,656)	(8,674)

Property and equipment, net	$1,924	$1,488

5.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of ArtToday, which took place on June 30, 2003, and the acquisition of the assets of DevX.com, Inc., which took place on July 11, 2003. Jupitermedia is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement. See Note 8 for additional disclosure information.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2002
	Cost	Accumulated Amortization	Net Carrying Value
Trademarks	$1,921	$(829)	$1,092
Web site development costs	1,246	(866)	380
Other	139	(138)	1

Total	$3,306	$(1,833)	$1,473

	December 31, 2003
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$3,198	$(102)	$3,096
Customer lists	1,296	(86)	1,210
Web site development costs	2,321	(1,282)	1,039
Trademarks	2,381	(1,493)	888
Non-compete agreements	334	(53)	281
Other	188	(188)	—

Total	$9,718	$(3,204)	$6,514

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over fifteen years, customer lists are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Non-compete agreements are amortized over the period of the agreements. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31,
2004	$1,352
2005	1,049
2006	737
2007	551
2008	470
Thereafter	2,355

$6,514

Unamortized Intangible Assets

	December 31,
	2002	2003
Domain names	$—	$1,616

Total	$—	$1,616

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

Goodwill

The changes in the carrying amount of goodwill for the two years ended December 31, 2003, are as follows (in thousands):

	Online media	Online images	Research	Events	Total
Balance as of January 1, 2002	$5,230	$—	$—	$31	$5,261
Goodwill acquired during year	24	—	3,074	18	3,116

Balance as of December 31, 2002	5,254	—	3,074	49	8,377
Goodwill acquired during year	2,395	11,475	—	—	13,870
Purchase accounting adjustments	(45)	—	(442)	—	(487)

Balance as of December 31, 2003	$7,604	$11,475	$2,632	$49	$21,760

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisition of JupiterResearch prior to the third quarter of 2003. JupiterResearch was acquired in the third quarter of 2002.

Adoption of SFAS No. 142

The following table sets forth the results of operations for all periods presented excluding goodwill amortization expense (in thousands, except per share amounts):

	Year Ended December 31,
	2001	2002	2003
Reported net income (loss)	$(102,186)	$(511)	$1,382
Add back goodwill amortization	32,631	—	—

Adjusted net income (loss)	$(69,555)	$(511)	$1,382

Basic net income (loss) per share:
Reported	$(4.03)	$(0.02)	$0.05

Adjusted	$(2.74)	$(0.02)	$0.05

Diluted net income (loss) per share:
Reported	$(4.03)	$(0.02)	$0.05

Adjusted	$(2.74)	$(0.02)	$0.05

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

6.    INVESTMENTS AND OTHER ASSETS

Investments and other assets consisted of the following (in thousands):

	December 31, 2002	December 31, 2003
Investments in internet.com venture funds	$913	$710
Security deposits	379	408
Investments in internet.com venture fund portfolio companies	291	270
Officer loan	178	178
Long-term prepaid expenses	—	76
Other	7	34

Investments and other assets	$1,768	$1,676

internet.com Venture Fund I LLC (“Fund I”), internet.com Venture Fund II LLC (“Fund II”) and internet.com Venture Partners III LLC (“Fund III”) (or collectively referred to as the “Funds”) were organized on March 23, 1999, September 7, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, is the managing member and acts as the Funds’ investment manager and makes all investment decisions on behalf of the Funds. Jupitermedia is responsible for the day-to-day operation of the Funds.

The Funds’ investment objective is to maximize capital appreciation through investments in Internet related companies that have a broad focus on content outside the areas of e-business and Internet technology and are believed to have high growth potential.

As of December 31, 2002 and 2003, Jupitermedia had a 14%, 12% and 14% investment in each of Fund I, Fund II and Fund III, respectively. Acting as the managing member of the Funds, Jupitermedia has significant influence over the operations of the Funds, and accordingly, Jupitermedia accounts for these investments on the equity basis of accounting, subject to review for impairment. As of December 31, 2002, Jupitermedia was fully invested in all three funds and no longer had any outstanding capital commitments related to the Funds.

Jupitermedia is entitled to approximately a 2% management fee for the day-to-day management of the Funds, which amounted to $1.3 million, $1.1 million and $602,000 for the years ended December 31, 2001, 2002 and 2003, respectively. These amounts are included in Revenues in the Consolidated Statements of Operations.

Jupitermedia has entered into barter advertising agreements with certain portfolio companies of Fund I, Fund II and Fund III. In exchange for advertising on Jupitermedia’s online networks, Jupitermedia has received equity interests in these portfolio companies. Jupitermedia’s equity interest in each such company is less than 20%. Accordingly, Jupitermedia accounts for these investments on the cost basis of accounting. The cost has been determined based upon the value of the equity interests received. These investments are reviewed for impairment by the management of Jupitermedia on a quarterly basis. Revenues related to barter transactions involving certain portfolio companies of Fund I, Fund II and Fund III were $833,000, $8,000 and $0 for the years ended December 31, 2001, 2002 and 2003, respectively.

Jupitermedia determined that the declines in value from Jupitermedia’s accounting basis for certain of its investments in internet.com venture fund portfolio companies were other than temporary. During the years ended December 31, 2001, 2002 and 2003, Jupitermedia recognized losses of $1.9 million, $407,000 and $21,000, respectively, related to investment impairment. These amounts are a component of Income (loss) on investments and other in the Consolidated Statements of Operations.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

In October 2002, the operating agreement of internet.com Venture Partners III was amended to reduce the fund’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund assets by December 31, 2003. In February 2003, the operating agreement of internet.com Venture Fund II LLC was amended to provide for dissolution of the fund and distribution of the fund assets by December 31, 2003. Both funds are in the process of dissolution and final distributions are expected to be made following such dissolutions. Jupitermedia no longer has any outstanding capital commitments related to these three venture funds.

7.    SEGMENT INFORMATION

Jupitermedia has four reportable segments: Online media, Online images, Research and Events. Online media consists of the internet.com, EarthWeb.com, DevX.com and ClickZ.com Networks. Due to the acquisition of ArtToday on June 30, 2003, Jupitermedia added an additional reportable segment titled Online images. Online images consists of JupiterImages (formerly the ArtToday.com network). Research represents the JupiterResearch division. Events represents the JupiterEvents division. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 5 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the years ended December 31, 2001, 2002 and 2003 is as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Revenues:
Online media	$37,478	$27,169	$24,991
Online images	—	—	4,018
Research	—	5,139	9,101
Events	5,172	7,271	8,279
Other	1,315	1,118	602

	$43,965	$40,697	$46,991

Cost of revenues and operating expenses:
Online media	$41,305	$20,289	$17,379
Online images	—	—	2,092
Research	—	4,344	9,112
Events	5,744	7,333	9,603
Other	96,178	8,736	7,490

	$143,227	$40,702	$45,676

Operating income (loss):
Online media	$(3,827)	$6,880	$7,612
Online images	—	—	1,926
Research	—	795	(11)
Events	(572)	(62)	(1,324)
Other	(94,863)	(7,618)	(6,888)

	$(99,262)	$(5)	$1,315

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

Revenues from advertising on Jupitermedia’s Web sites were 58%, 46% and 39% of consolidated revenues for the years ended December 31, 2001, 2002 and 2003, respectively.

Approximately 96%, 95% and 95% of Jupitermedia’s revenues for the years ended December 31, 2001, 2002 and 2003, respectively, are derived from its domestic operations.

8.    ACQUISITIONS

On June 20, 2002, Jupitermedia agreed to acquire (the “Research Acquisition”) certain assets and to assume certain liabilities of the Jupiter Research and Jupiter Events businesses from Jupiter Media Metrix, Inc. (“JMXI”), pursuant to an Asset Purchase Agreement, dated as of June 20, 2002, by and between Jupitermedia, JMXI and Jupiter Communications, Inc. The Research Acquisition closed on July 31, 2002.

The consideration paid in the Research Acquisition consisted of cash in the amount of $250,000 plus the assumption of certain liabilities of JMXI including obligations to fulfill contractual commitments. The final aggregate purchase price was allocated as $2.6 million to goodwill, $3.9 million to assets other than goodwill and $6.3 million to assumed liabilities.

On June 30, 2003 (the “Closing Date”), Jupitermedia acquired (the “ArtToday Acquisition”) all of the stock of ArtToday, an Arizona corporation, pursuant to a stock purchase agreement, dated as of June 24, 2003, by and between Jupitermedia and International Microcomputer Software, Inc. (“IMSI”).

The consideration paid in the ArtToday Acquisition as of December 31, 2003 consisted of cash in the amount of $13.0 million and 250,000 shares of Jupitermedia’s common stock valued at $997,500. The purchase price was subject to adjustment after the Closing Date based on the adjusted net assets of ArtToday as of the Closing Date. As a result of this adjustment, IMSI paid $136,000 to Jupitermedia in the third quarter of 2003. Furthermore, additional cash earn-out payments may be made based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI will be paid $1.0 million, which represents the maximum amount that could be earned for this earn-out period. This amount has been accrued and is included in goodwill as of December 31, 2003. The goodwill associated with the ArtToday Acquisition is not deductible for tax purposes.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

The following table summarizes the purchase price allocation of the ArtToday Acquisition:

Cash and cash equivalents	$109
Accounts receivable, net	45
Prepaid expenses and other	287
Property, plant and equipment	675
Domain names	1,466
Customer lists	584
Image library	2,500
Non-compete agreements	283
Web site development costs	495
Goodwill	10,476
Investments and other assets	39

Total assets acquired	16,959

Accounts payable	(99)
Accrued payroll and related expenses	(60)
Accrued expenses	(521)
Deferred revenue	(1,616)
Long-term liabilities	(665)

Total liabilities assumed	(2,961)

Net assets acquired	$13,998

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to the ArtToday Acquisition is subject to refinement.

On July 11, 2003, Jupitermedia acquired the assets (the “DevX Acquisition”) of DevX.com from DevX.com, Inc., a Delaware corporation (n/k/a XD Remainder Corp.) (“DevX”), pursuant to an asset purchase agreement, dated July 11, 2003, between DevX and Jupitermedia.

The consideration price paid in the DevX Acquisition as of December 31, 2003 consisted of cash in the amount of $2.25 million and 200,000 shares of Jupitermedia’s common stock valued at $776,000 plus the assumption of certain liabilities including accounts payable and obligations to fulfill contractual commitments.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

The following table summarizes the purchase price allocation of the DevX Acquisition:

Accounts receivable, net	$922
Prepaid expenses and other	50
Property, plant and equipment	100
Goodwill	2,385
Customer lists	632
Web site development costs	378
Domain names	50
Non-compete agreements	11

Total assets acquired	4,528

Accounts payable	(554)
Accrued payroll and related expenses	(227)
Accrued expenses	(176)
Deferred revenue	(545)

Total liabilities assumed	(1,502)

Net assets acquired	$3,026

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to seven years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to the DevX Acquisition is subject to refinement. The goodwill associated with the DevX Acquisition is deductible for tax purposes.

On August 27, 2003, Jupitermedia filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to permit the resale from time to time of the shares of common stock issued to IMSI and DevX in connection with the ArtToday Acquisition and the DevX Acquisition, respectively. On September 10, 2003, the SEC declared such registration statement effective.

For the years ended December 31, 2003 and 2002, Jupitermedia made five additional acquisitions of businesses for a total aggregate purchase price of $337,000 and three additional acquisitions of businesses for a total aggregate purchase price of $87,000, respectively.

The unaudited pro forma information below presents results of operations as if the ArtToday Acquisition and DevX Acquisition had occurred as of January 1, 2002. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003
Revenues	$50,345	$52,847

Net income (loss)	$(2,528)	$1,153

Basic net income (loss) per share	$(0.10)	$0.05

Diluted net income (loss) per share	$(0.10)	$0.04

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

9.    STOCKHOLDERS’ EQUITY

On June 25, 1999, in conjunction with its initial public offering, Jupitermedia authorized the issuance of 4,000,000 shares of preferred stock, $.01 par value (the “Preferred Stock”).

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

In October 2001, Jupitermedia announced that its Board of Directors had authorized the expenditure of up to $1.0 million to repurchase the Company’s outstanding common stock. Any purchases under Jupitermedia’s stock repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of Company management. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. In September 2002, Jupitermedia repurchased 65,000 shares of Jupitermedia common stock at $1.60 per share as part of its stock repurchase program. Other than in this instance, the Company has not repurchased any shares of common stock under the stock repurchase program.

10.    INCOME TAXES

Jupitermedia did not provide for any current or deferred United States federal or state income taxes for any of the periods presented because it has experienced operating losses from its inception through the year ended December 31, 2002 and a full valuation allowance has been provided for any future benefits of such losses. Jupitermedia, however, did record a provision for foreign taxes for the year ended December 31, 2001 of $2,000.

As of December 31, 2002 and 2003, Jupitermedia had future federal and state income tax benefits as follows (in thousands):

	December 31, 2002	December 31, 2003
Net operating losses	$10,213	$12,888
Amortization and impairment of intangible assets	30,424	27,727
Reserves recorded for financial reporting purposes	543	558
Capital loss carryforward	628	906
Depreciation of property and equipment	591	645

Total future federal and state income tax benefits	42,399	42,724
Less valuation allowance	(42,399)	(42,724)

Deferred income tax assets	$—	$—

Jupitermedia has a valuation allowance as of December 31, 2002 and 2003, which fully offsets its deferred income tax assets. There is no assurance that Jupitermedia will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets.

As of December 31, 2003, Jupitermedia had $32.1 million of net operating losses for federal income tax purposes, which begin to expire in 2018. Jupitermedia also had $15.1 million of net operating losses for state income tax purposes, which begin expiring in 2006.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

A reconciliation setting forth the difference between the amount of taxes computed at Jupitermedia’s effective income tax rate and the U.S. Federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Federal statutory tax rate	$(35,954)	$(203)	$484
State taxes	(4,285)	(26)	77
Valuation allowance	33,126	200	(596)
Non-deductible expenses	7,113	29	35
Foreign income taxes	2	—	—

	$2	$—	$—

11.    COMMITMENTS AND CONTINGENCIES

Jupitermedia has entered into various operating leases for each of its office facilities. Generally under the lease agreements, Jupitermedia is obligated to pay a proportionate share of all utility costs for these premises. Rent expense, net of sublease income, for leased facilities was $1.8 million, $1.7 million and $1.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. In conjunction with the ArtToday Acquisition, Jupitermedia acquired computer equipment that has been accounted for as a capital lease.

Future annual minimum lease payments under all capital and operating leases are as follows (in thousands):

Year Ending December 31,	Capital Lease	Operating Leases
2004	$179	$1,451
2005	—	326
2006	—	65

Total minimum payments	$179	$1,842

Amounts representing interest	(4)

Total present value of minimum payments	$175

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2003 are $201,000.

Jupitermedia has entered into employment agreements with two of its officers with terms ranging from six months to one year. These agreements provide six months to one year of severance, to be paid upon termination.

A complaint was filed in Delaware Chancery Court on June 16, 1999 by a former stockholder of Mecklermedia Corporation, or Mecklermedia, alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media, Inc. (“Penton Media”) in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler. Jupitermedia was also named as a defendant. The action was brought as a class action on behalf of a class of all stockholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton Media, and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant, including Mr. Meckler’s holdings of Jupitermedia.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs. As with the original complaint, the amended complaint asserted that the former directors of Mecklermedia breached their fiduciary duties of care, candor, loyalty and good faith to the Mecklermedia stockholders in connection with approving the Penton Media transaction and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler. The amended complaint asserted claims for damages and also named Jupitermedia as a defendant seeking that a constructive trust be established consisting of any benefits derived by the defendants in respect of the alleged breaches.

On or about October 9, 2001, plaintiffs filed a Second Amended Class Action Complaint (the “SAC”). The SAC adds allegations concerning defendants’ alleged failure to disclose certain facts concerning Mr. Meckler’s role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Chancery Court issued an opinion denying defendants’ motion to dismiss the SAC. On December 13, 2002, all of the defendants, including Jupitermedia, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses.

On February 28, 2003, we filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation are knowingly and willfully using the name “WISPCON” to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs’ pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name “ISPCON.” We own 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. We are seeking injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which is pending, but also have filed an Answer and Counterclaim. Defendants seek injunctive relief and damages on their counterclaim for what they allege is the plaintiffs’ wrongful use of the name “WISPCON.” Discovery has commenced in the case. Jupitermedia intends to vigorously defend ourselves against the defendants’ counterclaim.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

12.    EMPLOYEE BENEFIT PLAN

Jupitermedia has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation to the plan. At the discretion of the board of directors, Jupitermedia may also make contributions each year for the benefit of all eligible employees under the plan. There were no discretionary contributions for the years ended December 31, 2001, 2002, and 2003.

13.    STOCK INCENTIVE PLAN

In April 1999, Jupitermedia established a stock incentive plan under which Jupitermedia may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors up to an aggregate of 10,000,000 shares of common stock. The exercise price of the options granted under the stock

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

incentive plan will not be less than the fair market value of the shares of Jupitermedia’s common stock on the date of grant. Each stock option has a ten-year term from date of grant and vests equally on each of the first three anniversaries of their respective grant dates. The plan will terminate on April 15, 2009. As of December 31, 2003, there were 2,503,217 options remaining available for future issuance under this plan.

A summary of the status of Jupitermedia’s stock option plan as of December 31, 2001, 2002, and 2003 and changes during the years ending December 31, 2001, 2002, and 2003 are presented below:

	December 31, 2001		December 31, 2002		December 31, 2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,225,941	$10.52	4,337,136	$8.85	5,645,589	$6.33
Granted	1,851,265	3.16	2,179,183	2.21	2,456,352	3.36
Exercised	(9,720)	5.63	(8,940)	0.97	(191,515)	1.97
Forfeited	(1,730,350)	15.38	(861,790)	4.23	(660,793)	5.67

Outstanding at end of year	4,337,136	$8.85	5,645,589	$6.33	7,249,633	$5.50

Options exercisable at end of year	1,118,215	$13.10	2,208,480	$10.39	3,495,394	$8.24

Weighted average fair value of options granted during the year		$2.56		$1.68		$2.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2002 and 2003: risk-free interest rates of 4.09%, 3.06% and 2.03%, respectively; expected lives of three years; expected dividend rate of zero; and expected volatility of 146%, 132% and 121%, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options at December 31, 2003	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Options at December 31, 2003	Weighted- Average Exercise Price
$0.97-$1.24	529,225	5.80	$0.97	352,817	$0.97
1.82-2.17	317,919	8.00	2.04	110,090	2.05
2.28-3.24	3,656,342	7.34	2.84	722,821	2.51
3.29-4.73	507,900	7.84	3.96	90,000	3.73
5.11-9.22	807,062	5.73	6.45	790,682	6.44
12.03-16.28	1,364,135	3.68	13.95	1,364,135	13.95
18.75-22.50	35,000	6.48	19.92	34,650	19.90
30.91-37.09	12,300	6.36	33.90	12,300	33.90
40.69-58.69	19,750	6.13	47.69	17,899	46.55

	7,249,633			3,495,394

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

14.    RELATED PARTY TRANSACTIONS

Jupitermedia, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement in November 1998, whereby Jupitermedia agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to Jupitermedia by Internet World Media, Inc. and Penton Media, Inc. The value of the services provided were $833,000 and $504,000 for the years ended December 31, 2001 and 2002, respectively. These amounts are included in both Revenues and Advertising promotion and selling expenses in the Consolidated Statements of Operations. This services agreement terminated in 2003.

I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, serves as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

A non-interest bearing loan of $178,000 was made to Jupitermedia’s Chairman and Chief Executive Officer in 1997 that is still outstanding and is included in Investments and other assets as of December 31, 2003.

15.    QUARTERLY FINANCIAL SUMMARY (unaudited)

Quarters Ended

(in thousands, except per share data)

	March 31	June 30	September 30	December 31	Total
2003
Revenues	$8,245	$10,220	$13,328	$15,198	$46,991
Gross profit	$3,573	$5,712	$7,206	$8,989	$25,480
Net income (loss)	$(1,330)	$(111)	$653	$2,170	$1,382
Basic net income (loss) per share(a)	$(0.05)	$(0.00)	$0.03	$0.08	$0.05
Diluted net income (loss) per share	$(0.05)	$(0.00)	$0.02	$0.08	$0.05

2002
Revenues	$8,676	$9,886	$10,478	$11,657	$40,697
Gross profit	$5,142	$5,996	$6,217	$6,585	$23,940
Net income (loss)	$(1,031)	$(182)	$244	$458	$(511)
Basic and diluted net income (loss) per share	$(0.04)	$(0.01)	$0.01	$0.02	$(0.02)

(a)	Net income (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic net income (loss) per share amounts exceeds the total for the year in 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Jupitermedia management, including the Chief Executive Officer and Senior Vice President and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures, as of the end of the period covered by this annual report, are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

Changes in Internal Controls. No change in our internal controls over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004. The Registrant has adopted a Code of Ethics for its Chief Executive Officer and Chief Financial Officer. Jupitermedia will post the text of this code on its website www.jupitermedia.com within the time period required by the rules and regulations of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)

(1)	Financial Statements: See Jupitermedia Corporation—Index to Consolidated Financial Statements at Item 8 on page 29 of this report.

(2)	Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts

(3)	Index to Exhibits

Exhibit Number	Description

2.1*	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2*	Registrant’s Bylaws

4.1*	Form of Specimen Stock Certificate for the Registrant’s Common Stock

4.2*	Registration Rights Agreement, dated as of November 24, 1998, by and among internet.com LLC and Internet World Media, Inc.

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers

10.2*	Services Agreement by and among Penton Media, Inc., Internet World Media, Inc. and internet.com LLC, dated as of November 24, 1998

10.5†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of February 27, 2003)

10.6*†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998

10.7*†	Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998

10.8*	Specimen Advertising Insertion Order

10.9**	Asset Purchase Agreement, by and among Jupitermedia Corporation, Jupiter Media Metrix, Inc. and Jupiter Communications, Inc., dated as of June 20, 2002

10.10***	Stock Purchase Agreement, by and between ArtToday, Inc. and Jupitermedia Corporation, dated as of June 24, 2003

10.11****	Asset Purchase Agreement, by and between DevX.com, Inc. and Jupitermedia Corporation, dated as of July 11, 2003

11.1	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to financial statements)

21.1	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.
**	Incorporated herein by reference to the Registrant’s Form 10-Q filed on August 14, 2002.
***	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2003.
****	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 16, 2003.
†	Compensatory plans and arrangements for executives and others.

(b)	Reports on Form 8-K

On November 7, 2003, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2004

JUPITERMEDIA CORPORATION

By:	/S/ ALAN M. MECKLER
Name: Alan M. Meckler
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2004

/S/ CHRISTOPHER S. CARDELL Christopher S. Cardell	President, Chief Operating Officer and Director	March 4, 2004

/S/ CHRISTOPHER J. BAUDOUIN Christopher J. Baudouin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2004

/S/ GILBERT F. BACH Gilbert F. Bach	Director	March 4, 2004

/S/ MICHAEL J. DAVIES Michael J. Davies	Director	March 4, 2004

/S/ JOHN R. PATRICK John R. Patrick	Director	March 4, 2004

/S/ WILLIAM A. SHUTZER William A. Shutzer	Director	March 4, 2004

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of INT Media Group, Incorporated:

We have audited with generally accepted auditing standards the consolidated financial statements of INT Media Group, Incorporated included in this Form 10-K and have issued our report thereon dated March 14, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as a whole.

ARTHUR ANDERSEN LLP

Stamford, Connecticut

March 14, 2002

S-1

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, Connecticut

We have audited the consolidated financial statements of Jupitermedia Corporation and subsidiaries (the “Company”) as of and for the years ended December 31, 2002 and 2003 and have issued our report thereon dated March 1, 2004 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the Company’s change in its method of accounting for goodwill and other intangible assets in 2002 and concerning the application of procedures relating to certain disclosures of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations and for which we have expressed no opinion or other form of assurance other than with respect to such disclosures); such financial statements and report are included in this Form 10-K. Our audit also included the 2002 and 2003 financial statement schedule of Jupitermedia Corporation and subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2003 financial statement schedule, when considered in relation to the basic 2002 and 2003 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule of the Company as of and for the year ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion in their report dated March 14, 2002, that such 2001 financial statement schedule, when considered in relation to the 2001 basic consolidated financial statements taken as a whole (prior to the disclosures referred to above), presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 1, 2004

S-2

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Jupitermedia Corporation

(in thousands)

	Year Ended December 31,
	2001	2002	2003
Balance, beginning of year	$2,359	$1,810	$1,056
Provision (benefit) charged to (deducted from) statement of operations	4,383	(162)	205
Deductions from accounts receivable to which they apply	(4,932)	(592)	(313)

Balance, end of year	$1,810	$1,056	$948

S-3