Form 10-K/A
period 2003-12-31
JUPITERMEDIA CORP
filed 2004-05-10
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number: 000-26393

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

PORTION AMENDED

Jupitermedia Corporation (the “Company”), in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), hereby amends its Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission (the “Commission”) on March 5, 2004 (the “Original Form 10-K”). Pursuant to this Form 10-K/A, the Company hereby (i) amends the disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2 of the Notes to Consolidated Financial Statements of the Company, in each case to conform to changes made to such disclosure appearing in Amendment No. 2 to the Company’s Registration Statement on Form S-3, as filed with the Commission on May 7, 2004; (ii) re-files as Exhibit 10.6 to this Form 10-K/A the Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998; and (iii) amends and restates in their entirety Exhibits 31.1 and 31.2 to the Original Form 10-K. Exhibits 31.1 and 31.2 consist solely of the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. These Certifications are being restated in order to revise certain typographical errors in order to bring such Certifications into full compliance with Item 601(b)(31) of Regulation S-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a global provider of original online information, images, research and events resources for information technology (“IT”), business and creative professionals. Our operations are classified into four principal segments: Online media, Online images, Research and Events.

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

Online images. Online images include our JupiterImages network, which is a web-based paid subscription image resource serving creative professionals.

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

Recent Acquisitions

During 2003, we made two significant acquisitions. On June 30, 2003, we acquired all of the stock of ArtToday, Inc. (“ArtToday”) from International Microcomputer Software, Inc. (“IMSI”) for $13.0 million in cash, 250,000 shares of Jupitermedia common stock and an earn-out that could result in an additional $4.0 million in cash consideration over the next two years. Earn-out payments are based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could have been earned for this earn-out period. With the acquisition of ArtToday we formed our Online images business, and therefore there are no financial results for this business prior to June 30, 2003. Revenues from our Online images business were 8.6% of consolidated revenues for the year ended December 31, 2003. In 2004, we renamed our Online images business that was formerly known as ArtToday to JupiterImages.

In addition, we acquired the assets of DevX.com, Inc. (“DevX.com”) on July 11, 2003 for $2.25 million in cash, 200,000 shares of Jupitermedia common stock and the assumption of $1.5 million in liabilities, including accounts payable, accrued liabilities and obligations to fulfill contractual commitments. DevX.com is an online network that provides information and resources for software and Web developers. DevX.com contributed $2.0 million to our Online media revenues for the year ended December 31, 2003. We also made several smaller acquisitions to complement our current product and service offerings.

During 2002, we made one significant acquisition. On July 31, 2002, we acquired certain assets and assumed certain liabilities of the JupiterResearch business from Jupiter Media Metrix, Inc. (“JMXI”) for $250,000 and the assumption of $6.3 million in liabilities, including accounts payable, accrued liabilities and obligations to fulfill contractual commitments. With the acquisition of JupiterResearch we formed our Research business, and therefore there are no financial results for this business prior to July 31, 2002. Revenues from our Research business were 12.6% and 19.4% of consolidated revenue for the years ended December 31, 2002 and 2003, respectively.

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

The following table sets forth, for the periods indicated, a year-over-year comparison of our Online media revenues, including barter:

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

The following table sets forth, for the periods indicated, the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
2001	1,027	$23
2002	668	24
2003	515	39

In addition, overall revenues from our Online media business decreased in 2003 as compared to 2002 and 2001 largely as a result of a decrease in barter revenue due primarily from the termination of a services agreement with Penton Media, Inc. in 2003. The decrease in barter revenues from 2001 to 2002 was due to a decrease in the number of barter transactions into which we entered. We do not believe the decrease in our barter revenues will have a material effect on our future operations.

We acquired the assets of DevX.com, Inc. on July 11, 2003 and this acquisition contributed $2.0 million to revenues in 2003.

Online images. We acquired ArtToday on June 30, 2003, and therefore there are no financial results for the Online images business prior to this date. The $4.0 million of revenues in 2003 represents the revenues of ArtToday from July 1 through December 31, 2003. Revenues increased from $1.8 million in the third quarter of 2003 to $2.2 million in the fourth quarter of 2003, an 18.7% increase, due in part to increased average selling prices of our products and services. Subscription bookings for our Online images business increased from $2.1 million in the third quarter of 2003 to $2.5 million in the fourth quarter of 2003, a 19.4% increase.

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

The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2002 and 2003 since our acquisition in 2002:

	Percentage of Contract Value Renewed		Percentage of Number of Contracts Renewed
Fiscal Quarter Ended	2002	2003	2002	2003
March 31	N/A	49%	N/A	51%
June 30	N/A	67	N/A	69
September 30	33%	67	35%	72
December 31	44	98	53	86

The amounts above reflect renewal activity to date. The actual results for our renewal activity are typically not finalized until 90 days after period end.

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

Active contract value is defined as the total value of all active syndicated research contracts without taking into account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future. The decrease in the number of contracts and the total active contract value from 2002 to 2003 is related to the general downturn in the U.S. economy that began in 2000. During 2003, we have seen an increase in the number of customers and, during the fourth quarter of 2003, we began to see an increase in total value of our active contracts. While the active contract value per contract decreased during 2003, we believe the level of our active contract value per contract has stabilized.

Events. The results of our Events business vary with the topics, frequency and timing of the events that we produce. We have made investments in events focused on specific vertical content areas that align with our other properties and, depending upon their success, we may or may not produce the events in the future. The following table sets forth, for the periods indicated, a year-over-year comparison of the number of events we produced and a listing of the amount of our revenues relating to paid attendance, sponsor and exhibitor revenues and barter revenues during the periods shown (dollars in thousands):

	2001	2002	2003
Number of events produced	18	39	26

Sponsor and exhibitor revenue	$3,134	$2,800	$3,978
Attendee revenue	1,990	3,421	4,043
Barter revenue	48	1,050	258

Total Events revenue	$5,172	$7,271	$8,279

Because the results of our Events business vary with the topics, frequency and timing of the events we produce, the trend of revenues per event that may be derived from the above information may not be indicative of future operating results.

Barter revenues vary from 2001 in 2003 in correlation to the number of barter transactions into which we entered.

Other. Other revenues represent management fees from our management of the internet.com venture funds. Through I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, we earn management fees for the day-to-day operations and general management of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. Management fees range from 1.5% to 2.0% of the actively invested funded capital commitments of investors in these funds. Due to the decrease in the value of the investments within the venture funds from 2001 to 2003, the amount of management fee revenues decreased during these periods. Due to the scheduled liquidation and pending dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC, these revenues will be negligible in 2004 and in the future. The liquidation and distribution of the assets of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC is substantially complete, and we currently expect the dissolution of these funds to occur in the second half of 2004.

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

Gross profit percentage decreased due to a decrease in average monthly revenue for the year ended December 31, 2003 in comparison to the prior year. The decrease in average monthly revenue is due to a decrease in the number and total value of contracts. We do not expect the decrease in gross profit percentage to continue.

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

Gross profit percentage increased from 2001 to 2002 due to the growth of certain events and an increase in barter revenues. Gross profit percentage decreased from 2002 to 2003 due to a decrease in barter revenues and an increase in costs for the launch of first-time events. Gross profit percentage will continue to vary with the topics, frequency and timing of the events we produce in addition to the impact of launching first-time events.

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

Online media. Advertising, promotion and selling expenses primarily consists of payroll costs for sales and marketing personnel. In addition, it includes costs related to marketing activities including barter. Due to the economic downturn in 2001, we were required to reduce the costs associated with our Online media business. The year-over-year reduction in advertising, promotion and selling expenses was due primarily to a reduction in payroll costs for sales personnel. In addition, costs associated with barter decreased over the same period. Barter expense was $2.9 million, $2.0 million and $110,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The decrease in barter expense in 2003 was due primarily to the termination of a services agreement with Penton Media, Inc. in 2003. The decrease in barter expense from 2001 to 2002 was due to a decrease in the number of barter transactions into which we entered. We do not believe the decrease in our barter expenses will have a material effect on our future operations.

The acquisition of the assets of DevX.com, Inc. added an additional $550,000 to advertising, promotion and selling expenses for the year ended December 31, 2003.

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

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The reduction in general and administrative expenses from 2001 to 2002 was due primarily to reduced provisions for losses on accounts receivable. During 2001, we experienced a higher rate of losses from the collection of our accounts receivable due to many customers being unable to pay their balances as result of the general economic downturn in the U.S. We recorded a $4.2 million expense related to losses from our accounts receivable in 2001. Our collection of receivables improved significantly in 2002 and 2003 and, as a result, we recorded a reduction from our allowance for doubtful accounts of $270,000 in 2002 and an increase of $89,000 in 2003. We believe the collection of our receivables has stabilized.

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

Amortization expense decreased from 2001 to 2002 due primarily to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” On January 1, 2002, SFAS No. 142, became effective and as a result, we ceased amortizing goodwill. Amortization expense increased from 2002 to 2003 due primarily to the acquisition of intangible assets acquired from ArtToday and DevX.com, Inc.

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

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK, which is our online media business focused on Japan.

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

In October 2001, we announced that our Board of Directors had authorized the expenditure of up to $1.0 million to repurchase shares of our outstanding common stock. Any purchases under this stock repurchase program could be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of our management. Depending on market conditions and other factors, these purchases could be commenced or suspended at any time or from time-to-time without prior notice. In September 2002, we repurchased 65,000 shares of Jupitermedia common stock at $1.60 per share as part of this stock repurchase program. Other than in this instance, we have not repurchased any of our shares of common stock under our stock repurchase program.

We expect to continue to strategically acquire companies, content and images that are complementary to our business. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions. We expect to finance future acquisitions through a combination of long-term and short-term financing including debt, equity and cash and internally generated cash flow. We may obtain long-term financing through the issuance of equity securities and the incurrence of long-term secured or unsecured debt. We may obtain short-term financing through the use of a revolving credit facility, which may be terminated or replaced with long-term financing as appropriate.

Our existing cash and investment balances may decline during 2004 in the event of a downturn in the general economy, particularly related to information technology advertising and marketing or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2003 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,842	$1,451	$391	$—	$—
Capital lease obligations	175	175	—	—	—
Purchase obligations	1,000	1,000	—	—	—
Other liabilities	550	209	341	—	—

Total	$3,567	$2,835	$732	$—	$—

Purchase obligations represent the acquisition earnout payment made to IMSI in February 2004 based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003.

Other liabilities represent payments due under contractual obligations assumed in the acquisition of ArtToday related to purchases of domain names.

Jupitermedia has employment agreements with both its President and Chief Operating Officer and its Senior Vice President and Chief Financial Officer. These agreements provide twelve months and six months of severance, respectively, to be paid upon termination of employment in the case of Mr. Cardell and upon termination in the event of a change in control with respect to Mr. Baudouin. The amounts potentially due under these severance agreements, based upon current compensation levels, would be $236,250 and $94,500, respectively.

Related Party Transactions

Jupitermedia, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement in November 1998, whereby Jupitermedia agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to Jupitermedia by Internet World Media, Inc. and Penton Media, Inc. The value of the services provided was $833,000 and $504,000 for the years ended December 31, 2001 and 2002 respectively. This services agreement terminated in 2003.

I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, serves as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. I-Venture Management LLC also acts as the investment manager, and makes all investment decisions on behalf, of those funds. Alan M. Meckler, Chief Executive Officer and Chairman of the Board of Jupitermedia, serves as Chief Executive Officer of I-Venture Management LLC, and Christopher S. Cardell, President, Chief Operating Officer and a Director of Jupitermedia serves as President and Chief Operating Officer of I-Venture Management LLC. Mr. Meckler and Mr. Cardell do not receive any additional compensation for serving in these capacities.

Through I-Venture Management LLC, we earn management fees for the day-to-day operation and general management of the internet.com venture funds ranging from 1.5% to 2.0% of the actively invested funded capital commitments of investors in these funds. In addition, through I-Venture Management LLC, we are entitled to up to 20% of the realized gains on investments made by these funds, after an 8% per annum preferred return to investors. Due to the pending liquidation and dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC, these fees will be negligible in 2004 and in the future.

A non-interest bearing loan of $178,000, which is payable upon demand, was made to Jupitermedia’s Chairman and Chief Executive Officer in 1997 by our predecessor company and is still outstanding. This loan is included in Investments and other assets as of December 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, and Amendment of SFAS No. 123,” to provide alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. Since Jupitermedia accounts for its stock-based compensation under APB Opinion No. 25, and has no current plan on switching to SFAS No. 123, the impact of SFAS No. 148 is limited to the annual and interim reporting of the effects on net (loss) income and (loss) earnings per share as if Jupitermedia accounted for stock-based compensation under SFAS No. 123. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Long-lived assets, including goodwill and intangible assets, were $30.9 million as of December 31, 2003. The annual impairment analysis is considered critical because of the significance of long-lived assets to our consolidated balance sheet.

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

We have investments in internet.com Venture Fund I LLC, or Fund I, internet.com Venture Fund II LLC, or Fund II, and internet.com Venture Partners III LLC, or Fund III, that were organized on March 24, 1999, September 3, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. As of December 31, 2003, we had a 14%, 12% and 14% interest in each of Fund I, Fund II and Fund III, respectively, and the aggregate carrying value of our investments in these three funds was $710,000. We were fully invested in all three funds as of December 31, 2003 and no longer had any outstanding capital commitments related to the funds.

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

In October 2002, the operating agreement of Fund III was amended to reduce its committed capital from $75.0 million to $22.5 million and to provide for the cessation of investments, dissolution and the distribution of its assets following year-end 2003. In February 2003, the operating agreement of Fund II was amended to provide for the cessation of fund investments, dissolution of the fund and distribution of its assets following year-end 2003. Both Fund II and Fund III are in the process of being dissolved and final distributions are expected to be made following such dissolutions. The liquidation and distribution of the assets of internet.com Venture Funds II LLC and internet.com Venture Partners III LLC is substantially complete, and we currently expect the dissolution of these funds to occur in the second half of 2004.

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2001, 2002, and 2003

Goodwill and other intangible assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangibles with indefinite useful lives are no longer amortized but are reviewed for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. With the adoption of SFAS No. 142 in the first quarter of 2002, we discontinued amortizing the remaining balances of goodwill and domain names.

The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill of the reporting unit is considered not impaired and no further testing is necessary. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144. Intangible assets with finite lives are amortized using the straight line method over their expected useful lives ranging from three to fifteen years. In accordance with SFAS No. 142, we will evaluate the remaining useful lives of intangible assets subject to amortization at each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life was revised, the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining life.

Impairment of long-lived assets. Long-lived assets and certain identifiable intangibles subject to amortization are tested for impairment in accordance with SFAS No. 144. Such long-lived assets and intangibles subject to amortization are reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The measurement for such impairment loss is based on the excess of the asset’s carrying value over its fair value. Fair values have been determined based upon estimated future cash flows. Goodwill and intangibles determined to have an indefinite useful life are tested for impairment under SFAS No. 142. The image library will be reviewed whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Given the nature of the image library, we will review the total number of image downloads of the image library at each reporting period. A significant decrease in the number of downloads represents an event that we believe may indicate the carrying value of the image library may not be recoverable. During 2001, Jupitermedia determined that certain intangible assets associated with various acquired Web sites and related Internet media properties were impaired. As a result of this determination, Jupitermedia recorded a non-cash charge of $54.2 million in 2001.

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

On February 28, 2003, we filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation, are knowingly and willfully using the name “WISPCON” to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs’ pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name “ISPCON.” We own 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. We are seeking injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which is pending, but also have filed an Answer and Counterclaim. Defendants seek injunctive relief and damages on their counterclaim for what they allege is the plaintiffs’ wrongful use of the name “WISPCON.” Discovery has commenced in the case. Jupitermedia intends to vigorously defend ourselves against the defendants’ counterclaim.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

(a)

(1)	Financial Statements: See Jupitermedia Corporation—Index to Consolidated Financial Statements at Item 8 on page 29 of this report.

(2)	Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts

(3)	Index to Exhibits

Exhibit Number	Description

2.1*	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant

3.1*****	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2*	Registrant’s Bylaws

4.1*	Form of Specimen Stock Certificate for the Registrant’s Common Stock

4.2*	Registration Rights Agreement, dated as of November 24, 1998, by and among internet.com LLC and Internet World Media, Inc.

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers

10.2*	Services Agreement by and among Penton Media, Inc., Internet World Media, Inc. and internet.com LLC, dated as of November 24, 1998

10.5*****†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of February 27, 2003)

10.6†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998

10.7*†	Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998

10.8*	Specimen Advertising Insertion Order

10.9**	Asset Purchase Agreement, by and among Jupitermedia Corporation, Jupiter Media Metrix, Inc. and Jupiter Communications, Inc., dated as of June 20, 2002

10.10***	Stock Purchase Agreement, by and between ArtToday, Inc. and Jupitermedia Corporation, dated as of June 24, 2003

10.11****	Asset Purchase Agreement, by and between DevX.com, Inc. and Jupitermedia Corporation, dated as of July 11, 2003

11.1*****	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to financial statements)

21.1*****	Subsidiaries of the Registrant

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.
**	Incorporated herein by reference to the Registrant’s Form 10-Q filed on August 14, 2002.
***	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2003.
****	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 16, 2003.
*****	Previously filed on Registrant’s Form 10-K filed on March 5, 2004.
†	Compensatory plans and arrangements for executives and others.

(b) Reports on Form 8-K

On November 7, 2003, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2004

JUPITERMEDIA CORPORATION

By:	/S/ ALAN M. MECKLER
Name: Alan M. Meckler
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 7, 2004

/S/ CHRISTOPHER S. CARDELL Christopher S. Cardell	President, Chief Operating Officer and Director	May 7, 2004

/S/ CHRISTOPHER J. BAUDOUIN Christopher J. Baudouin	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2004

/S/ GILBERT F. BACH Gilbert F. Bach	Director	May 7, 2004

/S/ MICHAEL J. DAVIES Michael J. Davies	Director	May 7, 2004

/S/ JOHN R. PATRICK John R. Patrick	Director	May 7, 2004

/S/ WILLIAM A. SHUTZER William A. Shutzer	Director	May 7, 2004

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