Form 10-Q
period 2004-03-31
JUPITERMEDIA CORP
filed 2004-05-10
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-26393

Jupitermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Old Kings Highway South Darien, Connecticut	06820
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 6, 2004 was 26,250,846.

Jupitermedia Corporation

Jupitermedia Corporation

Consolidated Condensed Balance Sheets

December 31, 2003 and March 31, 2004

(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2003	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$9,567	$12,703
Accounts receivable, net of allowances of $948 and $1,165, respectively	10,281	10,723
Unbilled accounts receivable	1,012	1,022
Prepaid expenses and other	2,124	1,951

Total current assets	22,984	26,399

Property and equipment, net of accumulated depreciation of $8,674 and $8,696, respectively	1,488	1,233
Intangible assets, net	8,130	7,944
Goodwill	21,760	22,076
Investments and other assets	1,676	1,516

Total assets	$56,038	$59,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,494	$1,487
Accrued payroll and related expenses	2,482	1,992
Accrued expenses and other	4,151	2,833
Deferred revenues	9,211	11,449

Total current liabilities	17,338	17,761

Long-term liabilities	341	330

Total liabilities	17,679	18,091

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 25,984,130 and 26,192,741 shares issued at December 31, 2003 and March 31, 2004, respectively	260	262
Additional paid-in capital	177,629	178,707
Accumulated deficit	(139,427)	(137,790)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	3	4

Total stockholders’ equity	38,359	41,077

Total liabilities and stockholders’ equity	$56,038	$59,168

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2003 and 2004

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2004
Revenues	$8,245	$14,353
Cost of revenues	4,672	6,020

Gross profit	3,573	8,333

Operating expenses:
Advertising, promotion and selling	2,722	3,575
General and administrative	1,593	2,525
Depreciation	363	223
Amortization	240	395

Total operating expenses	4,918	6,718

Operating income (loss)	(1,345)	1,615

Income (loss) on investments and other, net	(55)	14
Interest income	89	18
Interest expense	—	(6)

Income (loss) before, minority interests and equity income (loss) from venture fund investments and other, net	(1,311)	1,641

Minority interests	4	(11)
Equity income (loss) from venture fund investments and other, net	(23)	7

Net income (loss)	$(1,330)	$1,637

Basic net income (loss) per share	$(0.05)	$0.06

Basic weighted average number of common shares outstanding	25,283	26,026

Diluted net income (loss) per share	$(0.05)	$0.06

Diluted weighted average number of common shares outstanding	25,283	29,544

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2004

(in thousands)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income (loss)	$(1,330)	$1,637
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	603	618
Barter transactions, net	(228)	—
Provision for losses on accounts receivable	6	217
Minority interests	(4)	11
Equity income (loss) from venture fund investments, net	23	(7)
(Income) loss on investments and other, net	55	(14)
Changes in current assets and liabilities (net of business acquired):
Accounts receivable	1,478	(645)
Unbilled accounts receivable	351	(10)
Prepaid expenses and other	(318)	196
Accounts payable and accrued expenses	(1,400)	(965)
Deferred revenues	943	2,203

Net cash provided by operating activities	179	3,241

Cash flows from investing activities:
Additions to property and equipment	(91)	(61)
Acquisitions of businesses and other	(393)	(1,273)
Distribution from internet.com venture funds	—	144
Proceeds from sales of assets and other	50	5

Net cash used in investing activities	(434)	(1,185)

Cash flows from financing activities:
Proceeds from exercise of stock options	23	1,080

Net cash provided by financing activities	23	1,080

Net increase (decrease) in cash and cash equivalents	(232)	3,136
Cash and cash equivalents, beginning of period	25,451	9,567

Cash and cash equivalents, end of period	$25,219	$12,703

Supplemental disclosures of cash flow:
Cash paid for income taxes	$3	$—

Cash paid for interest	$—	$6

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(unaudited)

1.	THE COMPANY

Jupitermedia is a global provider of original online information, images, research and events for information technology (“IT”), business and creative professionals. JupiterWeb, the online business of Jupitermedia, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for software and Web developers and ClickZ.com for interactive marketers. JupiterImages, formerly ArtToday, Inc. (“ArtToday”), is a Web-based image resource serving creative professionals with products like Photos.com, ClipArt.com and FlashComponents.com. Jupitermedia also includes JupiterResearch, an international market research and advisory business specializing in business and technology market research. In addition, JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statement of operations for the three months ended March 31, 2004 is not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. STOCK BASED COMPENSATION

Jupitermedia grants stock options with an exercise price equal to the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for such grants. If Jupitermedia determined compensation cost for its stock options based on the fair value at the date of grant under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, its pro forma net income (loss) and net income (loss) per share would be as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2004
Net income (loss)	$(1,330)	$1,637
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,658)	(813)

Pro forma net income (loss)	$(2,988)	$824

Basic net income (loss) per share
As reported	$(0.05)	$0.06

Pro forma	$(0.12)	$0.03

Diluted net income (loss) per share
As reported	$(0.05)	$0.06

Pro forma	$(0.12)	$0.03

Those pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the three months ended March 31, 2003 and 2004: risk-free interest rates of 1.96% and 2.17%, respectively; expected lives of three years; expected dividend rate of zero; and expected volatility of 125% and 123%, respectively.

4.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of ArtToday, which took place on June 30, 2003, and the acquisition of the assets of DevX.com, Inc., which took place on July 11, 2003. Jupitermedia is in the process of obtaining final third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2003
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$3,198	$(102)	$3,096
Customer lists	1,296	(86)	1,210
Web site development costs	2,321	(1,282)	1,039
Trademarks	2,381	(1,493)	888
Non-compete agreements	334	(53)	281
Other	188	(188)	—

Total	$9,718	$(3,204)	$6,514

	March 31, 2004
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$3,322	$(156)	$3,166
Customer lists	1,296	(135)	1,161
Web site development costs	2,321	(1,384)	937
Trademarks	2,421	(1,651)	770
Non-compete agreements	334	(85)	249

Total	$9,694	$(3,411)	$6,283

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

Year Ending December 31,
2004	$966
2005	1,070
2006	757
2007	565
2008	479
Thereafter	2,446

$6,283

Unamortized Intangible Assets

	December 31, 2003	March 31, 2004
Domain names	$1,616	$1,661

Total	$1,616	$1,661

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows (in thousands):

	Online media	Online images	Research	Events	Total
Balance as of December 31, 2003	$7,604	$11,475	$2,632	$49	$21,760
Goodwill acquired during period	100	—	—	25	125
Purchase accounting adjustments	(16)	207	—	—	191

Balance as of March 31, 2004	$7,688	$11,682	$2,632	$74	$22,076

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisition of ArtToday.

5.	COMPUTATION OF NET INCOME (LOSS) PER SHARE

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

Computations of basic and diluted net income (loss) per share for the three months ended March 31, 2003 and 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2004
Numerator: Net income (loss)	$(1,330)	$1,637
Denominator: Basic weighted average number of common shares outstanding	25,283	26,026

Basic net income (loss) per share	$(0.05)	$0.06

	Three Months Ended March 31,
	2003	2004
Numerator: Net income (loss)	$(1,330)	$1,637
Denominator: Diluted weighted average number of common shares outstanding	25,283	29,544

Diluted net income (loss) per share	$(0.05)	$0.06

For the three months ended March 31, 2003 and 2004, outstanding options to purchase 5,521,169 and 1,415,301 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for those periods, as the result would have been anti-dilutive.

6.	SEGMENT INFORMATION

Jupitermedia has four reportable segments: Online media, Online images, Research and Events. Online media consist of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com and ClickZ.com Networks. Due to the acquisition of ArtToday on June 30, 2003, Jupitermedia added an additional reportable segment titled Online images. Online images consists of the JupiterImages business (formerly the ArtToday.com network). Research represents the JupiterResearch business. Events represents the JupiterEvents business. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 5 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three months ended March 31, 2003 and 2004 is as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
Revenues:
Online media	$4,645	$7,219
Online images	—	2,457
Research	2,276	2,342
Events	1,177	2,322
Other	147	13

	8,245	14,353

Cost of revenues and operating expenses:
Online media	4,092	5,007
Online images	—	1,208
Research	2,587	2,151
Events	1,313	2,144
Other	1,598	2,228

	9,590	12,738

Operating income (loss):
Online media	553	2,212
Online images	—	1,249
Research	(311)	191
Events	(136)	178
Other	(1,451)	(2,215)

	$(1,345)	$1,615

7.	COMMITMENTS AND CONTINGENCIES

A complaint was filed in Delaware Chancery Court on June 16, 1999 by a former stockholder of Mecklermedia Corporation, or Mecklermedia, alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media, Inc., or Penton Media, in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler. Jupitermedia was also named as a defendant. The action was brought as a class action on behalf of a class of all stockholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton Media, and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant, including Mr. Meckler’s holdings of Jupitermedia.

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

In early April 2004, the parties entered into an agreement to settle this case as well as a related case in which Penton Media is the sole defendant. Under the settlement, Jupitermedia will not be making any cash or non-cash payments or incurring any further obligations. The settlement is subject to the approval of the United States District Court for the Southern District of New York, before which the Penton Media action is pending, after notice of the terms of the proposed settlement has been made to the former stockholders of Mecklermedia, and dismissal of the Delaware Chancery Court action by the Chancery Court. A settlement fairness hearing has been scheduled for July 19, 2004.

On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation, are knowingly and willfully using the name “WISPCON” to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs’ pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name “ISPCON.” Jupitermedia owns 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. Jupitermedia is seeking injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which is pending, but also have filed an Answer and Counterclaim. Defendants seek injunctive relief and damages on their counterclaim for what they allege is the plaintiffs’ wrongful use of the name “WISPCON.” The amount of monetary damages sought by each party has not been quantified, but is to be fixed by the Court in its discretion. Defendants are seeking three times the amount of actual damages determined by the Court to have been suffered, if any, as well as exemplary damages. Discovery has commenced in the case. Jupitermedia intends to vigorously defend itself against the defendants’ counterclaim.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

8.	REGISTRATION STATEMENT FOR FOLLOW-ON PUBLIC OFFERING OF COMMON STOCK

On March 5, 2004, Jupitermedia announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed follow-on public offering of common stock. Of the 4,200,000 shares to be sold in the offering, 3,200,000 shares will be sold by Jupitermedia and 1,000,000 shares will be sold by certain stockholders of Jupitermedia. The underwriters will be granted an option for a period of 30 days to purchase up to 630,000 additional shares of common stock from Jupitermedia to cover over-allotments, if any. The registration statement has not yet been declared effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

9.	SUBSEQUENT EVENTS

On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. (“Comstock Images”) for approximately $20.85 million in cash. Comstock Images will be integrated into Jupitermedia’s online images segment. The acquisition was financed with cash on hand and through $13 million of borrowings from Jupitermedia’s credit facilities. (See below.)

On April 1, 2004, Jupitermedia obtained secured revolving credit facilities from HSBC Bank USA (“HSBC”), which provide for aggregate borrowings of up to $12 million. These credit facilities consist of an $8 million revolving credit facility, borrowings under which are capped at the lesser of $8 million and 80% of Jupitermedia’s eligible accounts receivable, and a $4 million revolving credit facility. Jupitermedia pays a commitment fee of 0.5% per annum on the daily average unused amount of available borrowings under the $8 million credit facility. Both the $8 million credit facility and the $4 million credit facility are secured by all of Jupitermedia’s assets. At Jupitermedia’s option, borrowings under these credit facilities bear interest either at a rate equal to HSBC’s prime rate or at a rate equal to LIBOR plus 2.0%. All borrowings under these revolving credit facilities are due and payable on March 31, 2005.

On April 8, 2004, Jupitermedia obtained an additional secured revolving credit facility from HSBC which provides for additional borrowings of up to $11 million. Borrowings under this $11 million credit facility bear interest at a rate equal to LIBOR plus 1.35% and are secured by all of Jupitermedia’s assets. All borrowings under this facility are due and payable on March 31, 2005.

All of Jupitermedia’s credit facilities contain customary covenants including, among others, restrictions on Jupitermedia’s ability to pay dividends, incur additional indebtedness or liens on Jupitermedia’s assets, make investments in excess of $1 million or make acquisitions in excess of $25 million in the aggregate or in excess of $5 million for any single transaction. Jupitermedia’s credit facilities also require Jupitermedia to meet certain financial tests, including a stockholders’ equity test, a quarterly net income test, an interest coverage ratio test and a fixed charge coverage ratio test.

Up to $5 million of Jupitermedia’s obligations arising under Jupitermedia’s $8 million and $4 million credit facilities are guaranteed by Alan M. Meckler, Jupitermedia’s Chairman and CEO, and his wife. The obligations arising under Jupitermedia’s $11 million credit facility are also guaranteed by Mr. and Mrs. Meckler and are secured by certain of Mr. and Mrs. Meckler’s personal assets.

As of April 30, 2004, there was $13 million outstanding under Jupitermedia’s credit facilities with HSBC bearing interest at rates ranging from 2.5% to 3.1%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes, which appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia’s future revenues, expenses, cash flows and stock price; Jupitermedia’s ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia’s dependence on a limited number of advertisers; and Jupitermedia’s ability to protect its intellectual property. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia’s reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

Overview

We are a global provider of original online information, images, research and events for information technology (“IT”), business and creative professionals. Our operations are classified into four principal segments: Online media, Online images, Research and Events.

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and ClickZ.com networks of over 150 websites and over 150 e-mail newsletters that generated over 210 million page views during the month of March 2004.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

•	renting our permission based opt-in e-mail list names;

•	paid subscription services for our paid e-mail newsletters and services;

•	e-commerce agreements, which generally include a fixed fee for advertising and either a bounty for new customer accounts or revenue sharing;

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property; and

•	advertiser sponsorships of our Webinars.

The principal costs of our Online media business relate to payroll for our editorial, technology and sales personnel as well as technology related costs for facilities and equipment.

Online images. Online images includes our JupiterImages network, which is a Web-based paid subscription image resource serving creative professionals.

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

Research. Research includes our Jupiter Research business, which provides clients with original and proprietary information to better understand how the Internet and new technologies impact marketing and commerce.

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

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Online media	$4,645	$7,219	$2,574	55%
Online images	—	2,457	2,457	—
Research	2,276	2,342	66	3
Events	1,177	2,322	1,145	97
Other	147	13	(134)	(91)

	$8,245	$14,353	$6,108	74%

Online media. During 2001, we began to experience a reduction in advertising revenues due to the general downturn in the U.S. economy, particularly related to technology spending. This decrease continued through 2002 and the first quarter of 2003. Beginning with the second quarter of 2003 and throughout the remainder of 2003 and into 2004, we experienced increases in revenues as conditions in the U.S. economy improved and advertisers, particularly technology companies, began to increase their advertising spending. The increase in revenues during the three months ended March 31, 2004 was due primarily to an increase in the average amount of advertising purchased by our customers.

The following table sets forth, for the periods indicated, a comparison of our Online media revenues including barter (dollars in thousands):

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Online media	$4,406	$7,214	$2,808	64%
Barter	239	5	(234)	(98)

Total Online media	$4,645	$7,219	$2,574	55%

The following table sets forth a quarter-by-quarter comparison of the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
Fiscal Quarter Ended
March 31, 2003	228	$14
June 30, 2003	244	19
September 30, 2003	246	24
December 31, 2003	260	24
March 31, 2004	213	29

Barter revenues vary in correlation to the number of barter transactions into which we enter.

We acquired the assets of DevX.com, Inc. on July 11, 2003 and this acquisition contributed $910,000 to revenues during the three months ended March 31, 2004.

Online images. We acquired ArtToday on June 30, 2003, and therefore there are no financial results for the Online images business prior to this date.

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of our Online images revenues and subscription bookings (dollars in thousands):

Fiscal Quarter Ended	Revenues	Subscription Bookings
September 30, 2003	$1,837	$2,119
December 31, 2003	2,181	2,530
March 31, 2004	2,533	3,017

Revenues and subscription bookings have increased due primarily to an increase in the number of subscribers and an increase in average selling price of the mix of products purchased by our customers.

Research. Following the acquisition of our JupiterResearch business on July 31, 2002, we began to see an increase in the renewal rates for our syndicated research contracts as renewing customers were informed of our acquisition and our plans to support and further develop the JupiterResearch business. In addition, we saw continued increases in renewal rates in 2003 as conditions in the U.S. economy improved, as we launched several new research coverage areas and as companies once again began investing in market research. We also saw an increase in the amount of custom research projects completed for our customers.

The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2003 through the first quarter of 2004:

	Percentage of Contract Value Renewed	Percentage of Number of Contracts Renewed
Fiscal Quarter Ended
March 31 2003	49%	51%
June 30, 2003	67	69
September 30, 2003	67	72
December 31, 2003	98	86
March 31, 2004	89	64

The amounts above reflect renewal activity to date. The ultimate results regarding renewals for the quarter ended March 31, 2004 will not be known until a future date due to the timing of the renewal of certain contracts. We expect the percentage of contract value renewed and the percentage of the number of contracts renewed to be greater than the results presented above for the quarter ended March 31, 2004.

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts (dollars in thousands):

Fiscal Quarter Ended	Number of Active Contracts	Total Active Contract Value
March 31, 2003	217	$8,646
June 30, 2003	221	8,119
September 30, 2003	222	7,668
December 31, 2003	241	8,082
March 31, 2004	244	8,426

Active contract value is defined as the total value of all active syndicated research contracts without taking into account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future. During 2003, we saw an increase in the number of customers and, beginning with the fourth quarter of 2003 and continuing into the first quarter of 2004, we began to see an increase in total value of our active contracts.

Events. The results of our Events business vary with the topics, frequency and timing of the events that we produce. We have made investments in events focused on specific vertical content areas that align with our other properties and, depending upon their success, we may or may not produce the events in the future. The following table sets forth, for the three months ended March 31, 2003 and 2004, a comparison of the number of events we produced and the amount of our revenues relating to paid attendance, sponsor and exhibitor and barter revenues during the periods shown (dollars in thousands):

	Three Months Ended March 31,
	2003	2004
Number of events produced	6	5

Attendee revenue	$670	$1,278
Sponsor and exhibitor revenue	485	974
Barter revenue	22	70

Total Events revenue	$1,177	$2,322

Barter revenues vary in correlation to the number of barter transactions into which we enter.

Other. Other revenues represent management fees from our management of the internet.com venture funds. The quarter-over-quarter reduction in revenues from 2003 to 2004 was due to the liquidation and pending dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. These revenues will continue to be negligible in the future.

Cost of revenues and gross profit

The following table sets forth, for the periods indicated, a comparison of our cost of revenues and gross profit by segment (dollars in thousands):

Cost of revenues

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Online media	$2,568	$2,903	$335	13%
Online images	—	635	635	—
Research	1,514	1,236	(278)	(18)
Events	590	1,246	656	111

	$4,672	$6,020	$1,348	29%

Gross profit

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Online media	$2,077	$4,316	$2,239	108%
Online images	—	1,822	1,822	—
Research	762	1,106	344	45
Events	587	1,076	489	83
Other	147	13	(134)	(91)

	$3,573	$8,333	$4,760	133%

Gross profit %

	Three Months Ended March 31,
	2003	2004
Online media	45%	60%
Online images	—	74
Research	34	47
Events	50	46
Other	100	100

	43%	58%

Online media. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. The quarter-over-quarter increase in cost of revenues from 2003 to 2004 was due primarily to increased costs resulting from the acquisition of the assets of DevX.com, Inc. that added an additional $449,000 to cost of revenues for the three months ended March 31, 2004. This was partially offset by reduced payroll related costs of $88,000.

The quarter-over-quarter increase in gross profit was due primarily to the quarter-over-quarter increase in revenues from 2003 to 2004.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Online images. Cost of revenues primarily consists of payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. We license a portion of our image library from third parties and pay them a portion of the revenues we receive from our customers as royalties. During the three months ended March 31, 2004, royalty expense was $324,000. The amount we will pay in future royalties will vary in correlation to our revenues and the mix in the ownership of the images within our image library.

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

Research. Cost of revenues primarily consists of payroll costs related to research analysts and costs to acquire third party research data. Cost of revenues decreased in the three months ended March 31, 2004 in comparison to the three months ended March 31, 2003 due primarily to lower payroll related costs totaling $250,000.

We intend to make investments in new research coverage areas where appropriate and this may result in increased costs related to hiring personnel and acquiring data to produce our research.

Events. Cost of revenues primarily consists of payroll costs related to operations employees and event production costs such as venue and speaker costs. Costs of revenues have increased during the three months ended March 31, 2004 in comparison to the three-month period ended March 31, 2003 due primarily to the growth in the size of certain of our events.

Gross profit percentage may vary with the topics, frequency and timing of the events we produce in addition to the impact of launching first-time events.

We intend to continue to make investments to launch new events that align with our other properties. In addition, depending upon the success of certain events, we may increase the frequency of the number of times we run an event relating to a specific topic.

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Online media	$1,286	$1,684	$398	31%
Online images	—	319	319	—
Research	762	718	(44)	(6)
Events	674	854	180	27

	$2,722	$3,575	$853	31%

Online media. Advertising, promotion and selling expenses primarily consists of payroll costs for sales and marketing personnel. In addition, it includes costs related to marketing activities including barter. The quarter-over-quarter increase in advertising, promotion and selling expenses relates primarily to the acquisition of the assets of DevX.com, Inc. that added an additional $237,000 to advertising, promotion and selling expenses for the three months ended March 31, 2004. The remaining increase relates primarily to increased sales commissions and other payroll related costs paid to sales personnel totaling $108,000. Barter expense was $12,000 and $5,000 for the three months ended March 31, 2003 and 2004, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

Online images. Advertising, promotion and selling expenses primarily consists of payroll for marketing personnel, commissions to third parties for referrals, credit card transaction fees and advertising. During the three months ended March 31, 2004, we paid $77,000 in commissions to third parties for referrals of customers to JupiterImages that resulted in sales. In addition, we paid $95,000 in credit card transaction fees for the sale of our JupiterImages products. The amount we will pay in the future for commissions to third parties for referrals and credit card transaction fees will vary in correlation to our revenues.

We incurred $73,000 in expenses during the three months ended March 31, 2004 to advertise our JupiterImages products in various publications and to attend various trade shows. We will continue to advertise for these products in the future provided the return on the investment of such spending, as determined by the resulting sales, is justified.

Research. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel.

Events. Advertising, promotion and selling expenses primarily consists of sales and marketing personnel and advertising expense. Advertising, promotion and selling expenses have increased quarter-over-quarter from 2003 to 2004 due to increased advertising for our events. Barter expense was $22,000 and $70,000 for the three months ended March 31, 2003 and 2004, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Online media	$238	$420	$182	76%
Online images	—	254	254	—
Research	311	197	(114)	(37)
Events	49	44	(5)	(10)
Other	995	1,610	615	62

	$1,593	$2,525	$932	59%

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses from 2003 to 2004 was due primarily to increased provisions for losses on accounts receivable of $235,000. This increase was due to an increase in the aging of receivables due from certain advertising agencies. We do not expect this increase to be a trend that will continue in the future. The increase in general and administrative expenses was partially offset by decreased office related costs of $70,000 due to a reduction in office space and rental rates.

The acquisition of the assets of DevX.com, Inc. added an additional $19,000 to general and administrative expenses for the three months ended March 31, 2004.

Online images. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. We recorded expenses of $87,000 for severance costs and $69,000 for the abandonment of a portion of our Tucson, Arizona office space during the three months ending March 31, 2004.

Research. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. General and administrative expenses decreased in 2004 due to a decrease in administrative payroll related costs of $54,000 and decreased office related costs of $59,000.

Events. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees.

Other. General and administrative expenses primarily consist of payroll costs for administrative personnel, office related costs and professional fees. The quarter-over-quarter increase in general and administrative expenses relates to an increase of legal expenses of $435,000 and professional fees for audit and tax related services of $138,000. The increase in legal expenses is due primarily to increased costs relating to certain legal proceedings. We expect our legal expenses to decrease in the future. The increase in professional fees was caused primarily by increased audit and tax related services due increase in the size of our business. We expect the level of our audit and tax related services to remain constant for the foreseeable future.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Depreciation	$363	$223	$(140)	(39)%
Amortization	240	395	155	65

Depreciation expense decreased during the three months ended March 31, 2004 due primarily to reduced capital expenditures and an increase in assets having already been fully depreciated.

Amortization expense increased during the three months ended March 31, 2004 due primarily to the increase in intangible assets relating to the acquisition of ArtToday, Inc. and the acquisition of the assets of DevX.com, Inc.

The acquisition of ArtToday and the acquisition of the assets of DevX.com added an additional $165,000 and $51,000 to depreciation and amortization expense, respectively, in 2004.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, changes in any purchase accounting adjustments relating to the acquisition of ArtToday and the acquisition of the assets of DevX.com or any acquisitions that may be completed during 2004.

Income (loss) on investments and other, net

The following table sets forth, for the periods indicated, a quarter-over-quarter comparison of our income (loss) on investments and other, net (dollars in thousands):

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Income (loss) on investments and other, net	$(55)	$14	$69	N/M

During the three months ended March 31, 2003, we recorded a $55,000 net loss on the sale of certain assets. During the three months ended March 31, 2004, we recorded $14,000 in income relating to foreign exchange transactions for our international operations.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2003 vs. 2004
	2003	2004	$	%
Interest income	$89	$18	$(71)	(80)%
Interest expense	—	6	6	—

The decrease in interest income from 2003 to 2004 was due to the lower average cash balances resulting from multiple acquisitions, including our acquisitions of ArtToday in June 2003 and DevX.com in July 2003.

Interest expense relates to long-term financing arrangements assumed as part of the acquisition of ArtToday.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK, which is our online media business focused on Japan.

Equity income (loss) from venture fund investments and other, net

Equity income (loss) represents our net equity interests in the investments in internet.com venture funds and international joint ventures. The quarter-over-quarter decrease from 2003 to 2004 in the amount of our equity losses from venture fund investments and other was due primarily to a reduction in the write-downs of portfolio investments by the internet.com venture funds. The remaining carrying value of our investments in our venture funds was $495,000 as of March 31, 2004.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three months ended March 31,		2003 vs. 2004
	2003	2004	$	%
Net cash provided by operating activities	$179	$3,241	$3,062	1,711%
Net cash used in investing activities	(434)	(1,185)	(751)	(173)
Net cash provided by financing activities	23	1,080	1,057	4,596
Capital expenditures	91	61	(30)	(33)

	December 31, 2003	March 31, 2004	$	%
Cash and cash equivalents	$9,567	$12,703	$3,136	33%
Accounts receivable, net	10,281	10,723	442	4
Working capital	5,646	8,638	2,992	53

Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in June, 1999 and February, 2000, respectively. Cash increased in 2004 primarily due to our cash flow from operations and proceeds from the exercise of stock options.

Cash provided by operating activities increased in 2004 due primarily to increases in our net income and our deferred revenues. In 2004, deferred revenues increased primarily due to the increased bookings for our Online images business and bookings for paid attendance, sponsorships and exhibition space fees for certain events to be held in the future. Net cash provided by operating activities for the three months ended March 31, 2003 was primarily a result of our net losses adjusted for depreciation and amortization and non-cash barter transactions as well as decreases in accounts receivable and unbilled accounts receivable offset by decreases in accounts payable and accrued expenses.

The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2004 increased from cash used in 2003 primarily due to the acquisition of ArtToday. As part of the acquisition of ArtToday, we are required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, the seller, International Microcomputer Software, Inc., was paid $1.0 million in February 2004 which represents the maximum amount that could have been earned for this earn-out period. Net cash used in investing activities in 2003 related primarily to costs related to applying for and maintaining trademarks.

Cash provided from financing activities relates primarily to proceeds received from the exercise of employee stock options. During 2004, more stock options were exercised in comparison to 2003.

In October 2001, our board of directors authorized the expenditure of up to $1.0 million to repurchase shares of our outstanding common stock. Any purchases under this stock repurchase program could be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of our management. Depending on market conditions and other factors, these purchases could be commenced or suspended at any time or from time-to-time without prior notice. In September 2002, we repurchased 65,000 shares of our common stock at $1.60 per share as part of this stock repurchase program. Other than in this instance, we have not repurchased any of our shares of common stock under our stock repurchase program.

On March 5, 2004, Jupitermedia announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed follow-on public offering of common stock. Of the 4,200,000 shares to be sold in the offering, 3,200,000 shares will be sold by Jupitermedia and 1,000,000 shares will be sold by certain stockholders of Jupitermedia. The underwriters will be granted an option for a period of 30 days to purchase up to 630,000 additional shares of common stock from Jupitermedia to cover over-allotments, if any. The registration statement has not yet been declared effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

On April 1, 2004, we acquired substantially all of the assets of Comstock Images for $20.85 million in cash and the assumption of $10,000 of liabilities. We financed the acquisition with cash on hand and $13 million in borrowings under our revolving credit facilities with HSBC Bank USA, or HSBC, $4.0 million of which was incurred on April 1, 2004 and $9.0 million of which was incurred on April 13, 2004.

On April 1, 2004, we obtained secured revolving credit facilities from HSBC which provide for aggregate borrowings of up to $12 million. These revolving credit facilities consist of an $8 million revolving credit facility, borrowings under which are capped at the lesser of $8 million and 80% of our eligible accounts receivable, and a $4 million revolving credit facility. We pay a commitment fee of 0.5% per annum on the daily average unused amount of available borrowings under our $8 million credit facility. Both the $8 million credit facility and the $4 million credit facility are secured by all of our assets. At our option, borrowings under these credit facilities bear interest either at a rate equal to HSBC’s prime rate or at a rate equal to LIBOR plus 2.0%. All borrowings under these revolving credit facilities are due and payable on March 31, 2005.

On April 8, 2004, we obtained an additional secured revolving credit facility from HSBC which provides for additional borrowings of up to $11 million. Borrowings under this $11 million revolving credit facility bear interest at a rate equal to LIBOR plus 1.35% and are secured by all of our assets. All borrowings under this facility are due and payable on March 31, 2005.

All of our credit facilities contain customary covenants including, among others, restrictions on our ability to pay dividends, incur additional indebtedness or liens on our assets, make investments in excess of $1 million in the aggregate or make acquisitions in excess of $25 million in the aggregate or in excess of $5 million for any single transaction. Our credit facilities also require us to meet certain financial tests, including a stockholders’ equity test, a quarterly net income test, an interest coverage ratio test and a fixed charge coverage ratio test.

Up to $5 million of our obligations arising under our $8 million and $4 million credit facilities are guaranteed by Alan M. Meckler, our Chairman and CEO, and his wife. The obligations arising under our $11 million credit facility with HSBC are also guaranteed by Mr. and Mrs. Meckler. All of these guarantees are secured by certain of Mr. and Mrs. Meckler’s personal assets. We expect that all of these guarantees will be terminated immediately after the repayment of all outstanding borrowings under these revolving credit facilities from the proceeds from this offering.

As of May 7, 2004, there was $5.0 million outstanding under our $8 million revolving credit facility bearing interest at a rate of 3.1% per annum, $4.0 million outstanding under our $4 million credit facility bearing interest at 3.1% per annum and $4.0 million outstanding under our $11 million credit facility bearing interest at a rate of 2.5% per annum. We intend to use the proceeds from this offering to repay all amounts outstanding under these credit facilities. At that time, we will evaluate whether to terminate these credit facilities or keep all or a portion of them available for future financing needs. We expect to continue to strategically acquire companies, content and images that are complementary to our business. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions. We expect to finance future acquisitions through a combination of long-term and short-term financing including debt, equity and cash and internally generated cash flow. We may obtain long-term financing through the issuance of equity securities and the incurrence of long-term secured or unsecured debt. We may obtain short-term financing through the use of a revolving credit facility, which may be terminated or replaced with long-term financing as appropriate.

Our cash and investment balances may decline during 2004 in the event of a downturn in the general economy, particularly related to information technology advertising and marketing or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2003.

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

We have investments in internet.com Venture Fund I LLC, or Fund I, internet.com Venture Fund II LLC, or Fund II, and internet.com Venture Partners III LLC, or Fund III that were organized on March 4, 1999, September 3, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. As of December 31, 2003, we had a 14%, 12% and 14% interest in each of Fund I, Fund II and Fund III, respectively, and the aggregate carrying value of our investments in these three funds was $495,000. We were fully invested in all three funds as of March 31, 2004 and no longer had any outstanding capital commitments related to the funds.

I-Venture Management LLC, a wholly owned subsidiary of Jupitermedia, is the managing member and acts as the investment manager, and makes all investment decisions on behalf of, each of Fund I, Fund II and Fund III. Acting, through I-Venture Management LLC, as the managing member of the funds, we have significant influence over their operations and, accordingly, we account for these investments on the equity basis of accounting, subject to review for impairment.

In October 2002, the operating agreement of Fund III was amended to reduce its committed capital from $75.0 million to $22.5 million and to provide for the cessation of investments, dissolution of the fund and the distribution of its assets following December 31, 2003. In February 2003, the operating agreement of Fund II was amended to provide for the cessation of fund investments, dissolution and distribution of its assets following December 31, 2003. Both Fund II and Fund III are in the process of being dissolved and final distributions are expected to be made following such dissolutions. The liquidation and distribution of the assets of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC is substantially complete, and we currently expect the dissolution of these funds to occur in the second half of 2004.

Our transactions are generally conducted, and, as of March 31, 2004, 93% of our cash was held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in Internal Controls. No change in our internal controls over financial reporting occurred during the first quarter of our current fiscal year that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

A complaint was filed in Delaware Chancery Court on June 16, 1999 by a former stockholder of Mecklermedia Corporation, or Mecklermedia, alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media, Inc., or Penton Media, in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler. Jupitermedia was also named as a defendant. The action was brought as a class action on behalf of a class of all stockholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton Media, and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant, including Mr. Meckler’s holdings of Jupitermedia.

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

In early April 2004, the parties entered into an agreement to settle this case as well as a related case in which Penton Media is the sole defendant. Under the settlement, Jupitermedia will not be making any cash or non-cash payments or incurring any further obligations. The settlement is subject to the approval of the United States District Court for the Southern District of New York, before which the Penton Media action is pending, after notice of the terms of the proposed settlement has been made to the former stockholders of Mecklermedia, and dismissal of the Delaware Chancery Court action by the Chancery Court. A settlement fairness hearing has been scheduled for July 19, 2004.

On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation, are knowingly and willfully using the name “WISPCON” to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs’ pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name “ISPCON.” Jupitermedia owns 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. Jupitermedia is seeking injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which is pending, but also have filed an Answer and Counterclaim. Defendants seek injunctive relief and damages on their counterclaim for what they allege is the plaintiffs’ wrongful use of the name “WISPCON.” The amount of monetary damages sought by each party has not been quantified, but is to be fixed by the Court in its discretion. Defendants are seeking three times the amount of actual damages determined by the Court to have been suffered, if any, as well as exemplary damages. Discovery has commenced in the case. Jupitermedia intends to vigorously defend itself against the defendants’ counterclaim.

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

Exhibit Number	Description
3.1*	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2**	Registrant’s Bylaws

11	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated financial statements)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
**	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004	Jupitermedia Corporation

/s/ Christopher S. Cardell

Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Christopher J. Baudouin

Christopher J. Baudouin
Senior Vice President and Chief Financial Officer