Form 10-Q
period 2004-06-30
JUPITERMEDIA CORP
filed 2004-08-13
CIK 1083712

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                        Commission file number: 000-26393

                            JUPITERMEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                           06-1542480
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


23 OLD KINGS HIGHWAY SOUTH DARIEN, CONNECTICUT                     06820
----------------------------------------------                  ----------
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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of August 11, 2004 was 31,177,493.
================================================================================

                            JUPITERMEDIA CORPORATION

                                      INDEX

                                                                            PAGE
PART I.   Financial Information

Item 1.   Financial Statements

          Unaudited Consolidated Condensed Balance Sheets -
            December 31, 2003 and June 30, 2004                               3

          Unaudited Consolidated Condensed Statements of Operations -
            For the Three Months and Six Months Ended June 30,
            2003 and 2004                                                     4

          Unaudited Consolidated Condensed Statements of Cash Flows -
            For the Three Months and Six Months Ended June 30,
            2003 and 2004                                                     5

          Notes to Consolidated Condensed Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         27

Item 4.   Controls and Procedures                                            28

PART II.  Other Information

Item 1.   Legal Proceedings                                                  29

Item 2.   Changes in Securities                                              30

Item 3.   Defaults Upon Senior Securities                                    30

Item 4.   Submission of Matters to a Vote of Security Holders                30

Item 5.   Other Information                                                  30

Item 6.   Exhibits and Reports on Form 8-K                                   31

Signatures                                                                   32

                            JUPITERMEDIA CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                       DECEMBER 31, 2003 AND JUNE 30, 2004
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       DECEMBER 31,       JUNE 30,
                                                                           2003            2004
                                                                       ------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                          $      9,567    $     29,222
    Accounts receivable, net of allowances of $948 and
      $780, respectively                                                     10,281          10,862
    Unbilled accounts receivable                                              1,012           1,058
    Prepaid expenses and other                                                2,124           2,350
                                                                       ------------    ------------
          Total current assets                                               22,984          43,492

Property and equipment, net of accumulated depreciation of $8,674 and $8,927, respectively

                                                                              1,488           2,002
Intangible assets, net                                                        8,130          18,410
Goodwill                                                                     21,760          31,952
Investments and other assets                                                  1,676           1,507
                                                                       ------------    ------------
          Total assets                                                 $     56,038    $     97,363
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $      1,494    $      3,210
    Accrued payroll and related expenses                                      2,482           2,029
    Accrued expenses and other                                                4,151           4,677
    Deferred revenues                                                         9,211          11,101
                                                                       ------------    ------------
          Total current liabilities                                          17,338          21,017

Long-term liabilities                                                           341             283
Deferred tax liabilities                                                       --               103
                                                                       ------------    ------------
          Total liabilities                                                  17,679          21,403
                                                                       ------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value, 4,000,000 shares
      authorized, no shares issued                                             --              --
    Common stock, $.01 par value, 75,000,000 shares authorized,
      25,984,130 and 31,032,035 shares issued at
      December 31, 2003 and June 30, 2004, respectively                         260             311
    Additional paid-in capital                                              177,629         210,019
    Accumulated deficit                                                    (139,427)       (134,281)
    Treasury stock, 65,000 shares at cost                                      (106)           (106)
    Accumulated other comprehensive income                                        3              17
                                                                       ------------    ------------
         Total stockholders' equity                                          38,359          75,960
                                                                       ------------    ------------
         Total liabilities and stockholders' equity                    $     56,038    $     97,363
                                                                       ============    ============

                 See notes to consolidated financial statements

                            JUPITERMEDIA CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30,
                                                                 -----------------------------        -----------------------------
                                                                    2003               2004              2003               2004
                                                                 ----------         ----------        ----------         ----------
Revenues                                                         $   10,220         $   17,846        $   18,465         $   32,199
Cost of revenues                                                      4,508              6,547             9,180             12,567
                                                                 ----------         ----------        ----------         ----------

Gross profit                                                          5,712             11,299             9,285             19,632
                                                                 ----------         ----------        ----------         ----------

Operating expenses:
     Advertising, promotion and selling                               3,539              4,550             6,261              8,125
     General and administrative                                       1,785              2,152             3,378              4,677
     Depreciation                                                       338                242               701                465
     Amortization                                                       256                722               496              1,117
                                                                 ----------         ----------        ----------         ----------
Total operating expenses                                              5,918              7,666            10,836             14,384
                                                                 ----------         ----------        ----------         ----------

Operating income (loss)                                                (206)             3,633            (1,551)             5,248

Income (loss) on investments and other, net                              54                105                (1)               119
Interest income                                                          62                  9               151                 27
Interest expense                                                       --                  (56)             --                  (62)
                                                                 ----------         ----------        ----------         ----------

Income (loss) before income taxes, minority
     interests and equity loss from venture
     fund investments and other, net                                    (90)             3,691            (1,401)             5,332

Provision for income taxes                                             --                  140              --                  140
Minority interests                                                        6                (26)               10                (37)
Equity loss from venture fund investments and other, net                (27)               (16)              (50)                (9)
                                                                 ----------         ----------        ----------         ----------
Net income (loss)                                                $     (111)        $    3,509        $   (1,441)        $    5,146
                                                                 ==========         ==========        ==========         ==========

Basic net income (loss) per share                                $    (0.00)        $     0.13        $    (0.06)        $     0.19
                                                                 ==========         ==========        ==========         ==========

Basic weighted average number of common shares outstanding           25,301             27,903            25,292             26,965
                                                                 ==========         ==========        ==========         ==========

Diluted net income (loss) per share                              $    (0.00)        $     0.11        $    (0.06)        $     0.17
                                                                 ==========         ==========        ==========         ==========


Diluted weighted average number of common shares outstanding         25,301             30,906            25,292             29,783
                                                                 ==========         ==========        ==========         ==========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004
                                 (IN THOUSANDS)

                                                                                                           SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                     -----------------------------
                                                                                                        2003               2004
                                                                                                     ----------         ----------
Cash flows from operating activities:
     Net income (loss)                                                                               $   (1,441)        $    5,146
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                                     1,197              1,582
        Barter transactions, net                                                                           (456)              --
        Provision (benefit) for losses on accounts receivable                                                52               (144)
        Provision for income taxes                                                                         --                   37
        Minority interests                                                                                  (10)                37
        Equity loss from venture fund investments and other, net                                             50                  9
        (Income) loss on investments and other, net                                                           1               (119)
     Changes in current assets and liabilities (net of businesses acquired):
        Accounts receivable                                                                               1,667                322
        Unbilled accounts receivable                                                                        147                (46)
        Prepaid expenses and other                                                                         (594)              (267)
        Accounts payable and accrued expenses                                                              (699)             1,408
        Deferred revenues                                                                                   575              1,855
                                                                                                     ----------         ----------
            Net cash provided by operating activities                                                       489              9,820
                                                                                                     ----------         ----------

Cash flows from investing activities:
     Additions to property and equipment                                                                   (147)              (207)
     Acquisitions of businesses and other                                                               (13,431)           (22,917)
     Distribution from internet.com venture funds                                                          --                  148
     Proceeds from sales of assets and other                                                                 54                135
                                                                                                     ----------         ----------
            Net cash used in investing activities                                                       (13,524)           (22,841)
                                                                                                     ----------         ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                                           --               30,580
     Borrowings under credit facilities                                                                    --               13,000
     Repayment of borrowings under credit facilities                                                       --              (13,000)
     Proceeds from exercise of stock options                                                                103              2,096
                                                                                                     ----------         ----------
            Net cash provided by financing activities                                                       103             32,676
                                                                                                     ----------         ----------

Net decrease in cash and cash equivalents                                                               (12,932)            19,655
Cash and cash equivalents, beginning of period                                                           25,451              9,567
                                                                                                     ----------         ----------
Cash and cash equivalents, end of period                                                             $   12,519         $   29,222
                                                                                                     ==========         ==========

Supplemental disclosures of cash flow:
        Cash paid for income taxes                                                                           $-                 $-
                                                                                                     ==========         ==========
        Cash paid for interest                                                                               $-         $       62
                                                                                                     ==========         ==========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

1. THE COMPANY

        Jupitermedia is a global provider of original online information, images, research and events for information technology ("IT"), business and creative professionals. JupiterWeb, the online division of Jupitermedia, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and ClickZ.com for interactive marketers. JupiterImages, formerly ArtToday, Inc. ("ArtToday"), is a Web-based image resource serving creative professionals with products like Comstock Images, Photos.com, ClipArt.com and FlashComponents.com. Jupitermedia also includes JupiterResearch, an international market research and advisory organization specializing in business and technology market research. In addition, JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics.

2. BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statements of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Jupitermedia's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

        The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. All intercompany transactions have been eliminated.

3. STOCK BASED COMPENSATION

        Jupitermedia grants stock options with an exercise price equal to the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for such grants. If Jupitermedia determined compensation cost for its stock options based on the fair value at the date of grant under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", its pro forma net income (loss) and net income (loss) per share would be as follows (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------    -------------------------
                                                                     2003           2004           2003           2004
                                                                  ---------      ---------      ---------      ---------
Net income (loss)                                                 $    (111)     $   3,509      $  (1,441)     $   5,146
   Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards        (1,125)        (1,173)        (2,754)        (3,267)
                                                                  ---------      ---------      ---------      ---------
Pro forma net income (loss)                                       $  (1,236)     $   2,336      $  (4,195)     $   1,879
                                                                  =========      =========      =========      =========
Basic net income (loss) per share
   As reported                                                    $   (0.00)     $    0.13      $   (0.06)     $    0.19
                                                                  =========      =========      =========      =========
   Pro forma                                                      $   (0.05)     $    0.08      $   (0.17)     $    0.07
                                                                  =========      =========      =========      =========

Diluted net income (loss) per share
   As reported                                                    $   (0.00)     $    0.11      $   (0.06)     $    0.17
                                                                  =========      =========      =========      =========
   Pro forma                                                      $   (0.05)     $    0.08      $   (0.17)     $    0.06
                                                                  =========      =========      =========      =========

        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the three months ended June 30, 2003 and 2004: risk-free interest rates of 1.66% and 2.98%, respectively; expected lives of three years; expected dividend rate of zero; and expected volatility of 125% and 121%, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the six months ended June 30, 2003 and 2004: risk-free interest rates of 1.81% and 2.58%, respectively; expected lives of three years; expected dividend rate of zero; and expected volatility of 125% and 122%, respectively.

4. INTANGIBLE ASSETS AND GOODWILL

        Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of the assets of DevX.com, Inc., which took place on July 11, 2003, and the acquisition of the assets of Comstock, Inc. on April 1, 2004. Jupitermedia is in the process of obtaining final third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

        AMORTIZED INTANGIBLE ASSETS

        The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):


                                                   DECEMBER 31, 2003
                                      ------------------------------------------
                                                    ACCUMULATED     NET CARRYING
                                        COST       AMORTIZATION         VALUE
                                      ------------------------------------------
   Image library                       $3,198          $(102)           $3,096
   Customer lists                       1,296            (86)            1,210
   Web site development costs           2,321         (1,282)            1,039
   Trademarks                           2,381         (1,493)              888
   Non-compete agreements                 334            (53)              281
   Other                                  188           (188)              --
                                      ------------------------------------------
      Total                            $9,718        $(3,204)           $6,514
                                      ==========================================

                                                     JUNE 30, 2004
                                      ------------------------------------------
                                                    ACCUMULATED     NET CARRYING
                                        COST       AMORTIZATION         VALUE
                                      ------------------------------------------
   Image library                      $11,720          $(419)          $11,301
   Customer lists                       2,668           (266)            2,402
   Web site development costs           3,121         (1,521)            1,600
   Trademarks                           2,577         (1,796)              781
   Non-compete agreements                 584           (130)              454
                                      ------------------------------------------
      Total                           $20,670        $(4,132)          $16,538
                                      ==========================================

        Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over periods ranging from seven to fifteen years, customer lists are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Non-compete agreements are amortized over the period of the agreements. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

       YEAR ENDING DECEMBER 31,
       ------------------------
       2004                                        $1,370
       2005                                         2,543
       2006                                         2,231
       2007                                         1,748
       2008                                         1,550
       Thereafter                                   7,096
                                                  -------
                                                  $16,538
                                                  =======

UNAMORTIZED INTANGIBLE ASSETS

                                           December 31, 2003       June 30, 2004
                                           -----------------       -------------
Domain names                                     $1,616                $1,872
                                                 ------                ------
    Total                                        $1,616                $1,872
                                                 ======                ======

GOODWILL

        The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows:

                                            ONLINE MEDIA   ONLINE IMAGES   RESEARCH   EVENTS    TOTAL
                                            ------------   -------------   --------   ------    -----
        Balance as of December 31, 2003        $7,604         $11,475       $2,632      $49    $21,760
        Goodwill acquired during period           100           9,061            -       25      9,186
        Purchase accounting adjustments          (332)          1,338            -               1,006
                                               ------         -------       ------      ---    -------
        Balance as of June 30, 2004            $7,372         $21,874       $2,632      $74    $31,952
                                               ======         =======       ======      ===    =======

        Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of ArtToday and DevX.

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

        Computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2004 are as follows (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      -------------------      -------------------
                                                        2003        2004         2003        2004
                                                      -------     -------      -------     -------
        Numerator: Net income (loss)                  $  (111)    $ 3,509      $(1,441)    $ 5,146

        Denominator: Basic weighted average number
          of common shares outstanding                 25,301      27,903       25,292      26,965
                                                      -------     -------      -------     -------
        Basic net income (loss) per share             $ (0.00)    $  0.13      $ (0.06)    $  0.19
                                                      =======     =======      =======     =======


                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                      -------------------      -------------------
                                                        2003        2004         2003        2004
                                                      -------     -------      -------     -------
        Numerator: Net income (loss)                  $  (111)    $ 3,509      $(1,441)    $ 5,146

        Denominator: Diluted weighted average
          number of common shares outstanding          25,301      30,906       25,292      29,783
                                                      -------     -------      -------     -------
        Diluted net income (loss) per share           $ (0.00)    $  0.11      $ (0.06)    $  0.17
                                                      =======     =======      =======     =======

        For the three months ended June 30, 2003 and 2004, outstanding options to purchase 7,321,155 and 2,572,926 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for those periods, as the result would have been anti-dilutive.

        For the six months ended June 30, 2003 and 2004, outstanding options to purchase 7,321,155 and 2,534,926 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share for those periods, as the result would have been anti-dilutive.

6. ACQUISITION

        On April 1, 2004, Jupitermedia acquired (the "Acquisition") substantially all of the assets and certain liabilities of Comstock, Inc. ("Comstock Images") for approximately $20.85 million in cash. Comstock Images will be integrated into Jupitermedia's Online images segment. The Acquisition was financed with cash on hand and through $13 million of borrowings from Jupitermedia's credit facilities. (See below.)

        On April 1, 2004 Jupitermedia obtained secured revolving credit facilities from HSBC Bank USA ("HSBC"), which provided for aggregate borrowings of up to $12 million. These credit facilities consist of an $8 million revolving credit facility, borrowings under which are capped at the lesser of $8 million and 80% of Jupitermedia's eligible accounts receivable, and a $4 million revolving credit facility. Jupitermedia pays a commitment fee of 0.5% per annum on the daily average unused amount of available borrowings under the $8 million credit facility. Both the $8 million credit facility and the $4 million credit facility are secured by all of Jupitermedia's assets. At Jupitermedia's option, borrowings under these credit facilities bear interest either at a rate equal to HSBC's prime rate or at a rate equal to LIBOR plus 2.0%. All borrowings under these revolving credit facilities are due and payable on March 31, 2005.

        On April 8, 2004, Jupitermedia obtained an additional secured revolving credit facility from HSBC which provides for additional borrowings of up to $11 million. Borrowings under this $11 million credit facility bear interest at a rate equal to LIBOR plus 1.35% and are secured by all of Jupitermedia's assets. All borrowings under this facility are due and payable on March 31,2005.

        All of Jupitermedia's credit facilities contain customary covenants including, among others, restrictions on Jupitermedia's ability to pay dividends, incur additional indebtedness or liens on Jupitermedia's assets, make investments in excess of $1 million or make acquisitions in excess of $25 million in the aggregate or in excess of $5 million for any single transaction. Jupitermedia's credit facilities also require Jupitermedia to meet certain financial tests, including a stockholders' equity test, a quarterly net income test, an interest coverage ratio test and a fixed charge coverage ratio test.

        Following the completion of Jupitermedia's follow-on public offering of common stock on May 28, 2004 (see Note 9), approximately $13 million in outstanding borrowings under Jupitermedia's credit facilities was repaid. As of June 30, 2004, there were no outstanding borrowings under Jupitermedia's credit facilities.

        The total purchase price of the Acquisition has been allocated to the assets and liabilities based on estimates of their respective fair values. Based on preliminary estimates, the aggregate purchase price was allocated as $8.7 million to goodwill, $10.5 million to intangible assets, $1.6 million to assets other than goodwill and intangible assets and $28,000 to assumed liabilities. The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The purchase accounting for the Acquisition will be finalized at a later date not to exceed one year from the Acquisition date.

        The unaudited pro forma information below presents results of operations as if the Acquisition had occurred as of January 1, 2003. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results (in thousands, except per share amounts):

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                              -------------------      -------------------
                                                2003        2004         2003        2004
                                              -------     -------      -------     -------
        Revenues                              $12,876     $17,846      $23,752     $35,171
                                              =======     =======      =======     =======
        Net income (loss)                        $431      $3,509        $(441)     $6,298
                                              =======     =======      =======     =======
        Basic net income (loss) per share       $0.02       $0.13       $(0.02)      $0.23
                                              =======     =======      =======     =======
        Diluted net income (loss) per share     $0.02       $0.11       $(0.02)      $0.21
                                              =======     =======      =======     =======


7. SEGMENT INFORMATION

        Jupitermedia has four reportable segments: Online media, Online images, Research and Events. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com and ClickZ.com Networks. Due to the acquisition of ArtToday on June 30, 2003, Jupitermedia added an additional reportable segment titled Online images. Online images consists of the JupiterImages business that includes ArtToday and Comstock Images. Research represents the JupiterResearch business. Events represents the JupiterEvents business. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 4 for the allocation of goodwill to Jupitermedia's reportable segments.

        Summary information by segment for the three and six months ended June 30, 2003 and 2004 is as follows (in thousands):

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                  --------------------     --------------------
                                    2003        2004         2003        2004
                                  --------    --------     --------    --------
Revenues:
     Online media                 $  6,034    $  8,002     $ 10,679    $ 15,221
     Online images                    --         5,791         --         8,248
     Research                        2,157       2,201        4,433       4,543
     Events                          1,876       1,841        3,053       4,163
     Other                             153          11          300          24
                                  --------    --------     --------    --------
                                  $ 10,220    $ 17,846     $ 18,465    $ 32,199
                                  --------    --------     --------    --------

Cost of revenues and operating
  expenses:
     Online media                 $  4,058    $  4,441     $  8,150    $  9,448
     Online images                    --         2,643         --         3,851
     Research                        2,277       2,275        4,864       4,426
     Events                          2,230       2,030        3,543       4,174
     Other                           1,861       2,824        3,459       5,052
                                  --------    --------     --------    --------
                                  $ 10,426    $ 14,213     $ 20,016    $ 26,951
                                  --------    --------     --------    --------
Operating income (loss):
     Online media                 $  1,976    $  3,561     $  2,529    $  5,773
     Online images                    --         3,148         --         4,397
     Research                         (120)        (74)        (431)        117
     Events                           (354)       (189)        (490)        (11)
     Other                          (1,708)     (2,813)      (3,159)     (5,028)
                                  --------    --------     --------    --------
                                  $   (206)   $  3,633     $ (1,551)   $  5,248
                                  ========    ========     ========    ========

8. COMMITMENTS AND CONTINGENCIES

        A complaint was filed in Delaware Chancery Court on June 16, 1999 by a former shareholder of Mecklermedia alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor, and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media, Inc., or Penton Media, in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler (the "Delaware Action"). Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton Media, and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant. On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs.

        Following discovery, on or about October 9, 2001, plaintiffs filed a Second Amended Class Action Complaint ("SAC"). The SAC adds allegations concerning defendants' alleged failure to disclose certain facts concerning Mr. Meckler's role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Chancery Court issued an opinion denying defendants' motion to dismiss the SAC. On December 13, 2002, all of the defendants, including Jupitermedia, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses.

        The parties to the Delaware Action and the parties to a related class action brought against Penton Media in the United States District Court for the Southern District of New York (the "Penton Action") have reached an agreement to settle both actions for $7.5 million. The carrier who provided director and officer liability insurance to the directors of Jupitermedia has agreed to pay $2.875 million toward the settlement and Penton Media's insurance carrier has agreed to pay the remaining portion of the settlement. The settlement agreement has been executed and notice of the settlement has been provided to members of settlement class. The settlement is subject to approval by the New York court and dismissal of the Delaware Action by the Delaware court. The New York court issued an order and final judgment approving the settlement and dismissing the Penton Action with prejudice subject to the terms of the settlement agreement. The settlement remains subject to dismissal of the Delaware Action by the Delaware court.

        On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation, are knowingly and willfully using the name "WISPCON" to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs' pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name "ISPCON." Jupitermedia owns 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. Jupitermedia is seeking injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which is pending, but also have filed an Answer and Counterclaim. Defendants seek injunctive relief and damages on their counterclaim for what they allege is the plaintiffs' wrongful use of the name "WISPCON." The amount of monetary damages sought by each party has not been quantified, but is to be fixed by the Court in its discretion. Defendants are seeking three times the amount of actual damages determined by the Court to have been suffered, if any, as well as exemplary damages. Discovery has commenced in the case. Jupitermedia intends to vigorously defend itself against the defendants' counterclaim.

        Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

9. FOLLOW-ON PUBLIC OFFERING OF COMMON STOCK

        On May 28, 2004, Jupitermedia completed a follow-on public offering of common stock, which generated net proceeds of $30.6 million for Jupitermedia. Of the 4,830,000 shares sold in the offering, 3,830,000 shares were sold by Jupitermedia and 1,000,000 shares were sold by certain stockholders of Jupitermedia. An additional 630,000 shares were sold by Jupitermedia pursuant to the exercise in full by the underwriters of their over-allotment option. Jupitermedia did not receive any of the net proceeds from the sale of shares by the selling stockholders.

10. SUBSEQUENT EVENT

        On July 28, 2004, Jupitermedia acquired the assets of the Thinkstock Images and Thinkstock Footage businesses from Thinkstock, LLC for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock valued at $519,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES, WHICH APPEAR ELSEWHERE IN THIS FILING. STATEMENTS IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" THAT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THE POTENTIAL RISKS AND UNCERTAINTIES ADDRESS A VARIETY OF SUBJECTS INCLUDING, FOR EXAMPLE: THE COMPETITIVE ENVIRONMENT IN WHICH JUPITERMEDIA COMPETES; THE UNPREDICTABILITY OF JUPITERMEDIA'S FUTURE REVENUES, EXPENSES, CASH FLOWS AND STOCK PRICE; JUPITERMEDIA'S ABILITY TO INTEGRATE ACQUIRED BUSINESSES, PRODUCTS AND PERSONNEL INTO ITS EXISTING BUSINESSES; JUPITERMEDIA'S DEPENDENCE ON A LIMITED NUMBER OF ADVERTISERS; AND JUPITERMEDIA'S ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY. FOR A MORE DETAILED DISCUSSION OF SUCH RISKS AND UNCERTAINTIES, REFER TO JUPITERMEDIA'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN ARE MADE AS OF THE DATE OF THIS FORM 10-Q, AND WE ARE UNDER NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS AFTER THE DATE HEREOF.

OVERVIEW

        We are a global provider of original online information, images, research and events for information technology ("IT"), business and creative professionals. Our operations are classified into four principal segments:
Online media, Online images, Research and Events.

        ONLINE MEDIA. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and ClickZ.com networks of over 150 Web sites and over 150 e-mail newsletters that generated approximately 300 million page views during the month of June 2004.

        We generate our Online media revenues from:

          o advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

          o    renting our permission based opt-in e-mail list names;

          o paid subscription services for our paid e-mail newsletters and services;

          o e-commerce agreements, which generally include a fixed fee for advertising and either a bounty for new customer accounts or revenue sharing;

          o licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee's revenues generated by the licensed property; and

          o    advertiser sponsorships of our Webinars.

        The principal costs of our Online media business relate to payroll for our editorial, technology and sales personnel as well as technology related costs for facilities and equipment.

        ONLINE IMAGES. Online images includes our JupiterImages network, which is a Web-based image resource serving creative professionals with products like Comstock Images, Photos.com and Clipart.com.

        We generate our Online images revenues primarily from paid subscriptions that provide access to our image libraries, sales of CD-ROMs and sales of single image downloads. Our images are primarily sold online through our networks and through third party relationships. We also license a portion of our images to third parties for royalties based on the licensee's revenues generated by the licensed images. The principal costs of our Online images business relate to production and marketing personnel, technology infrastructure, royalties for images that we license, lead generation fees for sales referrals, marketing costs and credit card processing fees.

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

RECENT ACQUISITIONS

        On April 1, 2004, we acquired substantially all of the assets of Comstock, Inc., or Comstock Images, for $20.85 million in cash and the assumption of $28,000 of liabilities including accrued vacation and obligations to fulfill certain contractual commitments. Comstock Images has been in the stock imagery business since 1976 and possesses an extensive archive of over 500,000 wholly-owned commercial stock images. We financed the acquisition with cash on hand and through credit facilities provided by HSBC Bank USA, or HSBC, which provide for aggregate borrowings of up to $23 million. Our credit facilities with HSBC are more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."
        On July 28, 2004, we acquired the assets of the Thinkstock Images and Thinkstock Footage businesses for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock. Thinkstock has been in the stock imagery and stock footage business since 1999 and is based in Charlotte, NC. The acquisition adds over 25,000 wholly-owned digitized stock images and over 4,000 wholly-owned stock video clips to JupiterImage's image library.

        During 2003, we made two significant acquisitions. On June 30, 2003, we acquired all of the stock of ArtToday, Inc., or ArtToday, from International Microcomputer Software, Inc., or IMSI, for $13.0 million in cash, 250,000 shares of our common stock and an earn-out that could result in an additional $4.0 million in cash consideration over the next two years. Earn-out payments are based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could have been earned for this earn-out period. Based upon the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI will be paid $1.0 million in August 2004, representing the maximum amount that could have been earned for this earn-out period. With the acquisition of ArtToday we formed our Online images business, and therefore there are no financial results for this business prior to June 30, 2003. In 2004, we renamed our Online images business that was formerly known as ArtToday to JupiterImages.

        In addition, we acquired the assets of DevX.com, Inc., or DevX.com, on July 11, 2003 for $2.25 million in cash, 200,000 shares of our common stock and the assumption of $1.5 million in liabilities including accounts payable, accrued liabilities and obligations to fulfill contractual commitments. DevX.com is an online network that provides information and resources for software and Web developers. We also made several smaller acquisitions to complement our current product and service offerings.

        We expect to continue to develop and expand our current offerings through internal development and, where appropriate opportunities are identified, through acquisitions to drive revenue and earnings growth. We expect to see continued growth in our business segments for the remainder of 2004.


RESULTS OF OPERATIONS

        REVENUES

        The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Online media         $  6,034    $  8,002     $  1,968         33%     $ 10,679    $ 15,221     $  4,542         43%
Online images            --         5,791        5,791       --            --         8,248        8,248       --
Research                2,157       2,201           44          2         4,433       4,543          110          2
Events                  1,876       1,841          (35)        (2)        3,053       4,163        1,110         36
Other                     153          11         (142)       (93)          300          24         (276)       (92)
                     --------    --------     --------     -------     --------    --------     --------     -------
                     $ 10,220    $ 17,846     $  7,626         75%     $ 18,465    $ 32,199     $ 13,734         74%
                     ========    ========     ========     =======     ========    ========     ========     =======


        ONLINE MEDIA. Beginning with the second quarter of 2003 and throughout the remainder of 2003 and into 2004, we experienced increases in revenues as conditions in the U.S. economy improved and advertisers, particularly technology companies, began to increase their advertising spending. The increase in revenues during the three and six months ended June 30, 2004 was due primarily to an increase in the average amount of advertising purchased by our customers.

        The following table sets forth, for the periods indicated, a comparison of our Online media revenues including barter (dollars in thousands):

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Online media         $  5,778    $  7,996     $  2,218         38%     $ 10,184    $ 15,210     $  5,026         49%
Barter                    256           6         (250)       (98)          495          11         (484)       (98)
                     --------    --------     --------     -------     --------    --------     --------     -------
Total Online media   $  6,034    $  8,002     $  1,968         33%     $ 10,679    $ 15,221     $  4,542         43%
                     ========    ========     ========     =======     ========    ========     ========     =======

        The following table sets forth a quarter-by-quarter comparison of the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

                                    NUMBER OF          AVERAGE REVENUE
                                   ADVERTISERS         PER ADVERTISER
                                   -----------         --------------

March 31, 2003                         228                   $14
June 30, 2003                          244                    19
September 30, 2003                     246                    24
December 31, 2003                      260                    24
March 31, 2004                         213                    29
June 30, 2004                          217                    30


        Barter revenues vary in correlation to the number of barter transactions into which we enter.

        We acquired the assets of DevX.com, Inc. on July 11, 2003 and this acquisition contributed $1.1 million and $2.0 million to revenues during the three and six months ended June 30, 2004, respectively.

        ONLINE IMAGES. We acquired ArtToday on June 30, 2003, and therefore there are no financial results for the Online images business prior to this date. We acquired the assets of Comstock, Inc. on April 1, 2004, and therefore there are no financial results for this business prior to this date. The acquisition of the assets of Comstock, Inc. contributed $3.1 million to revenues during the three and six months ended June 30, 2004.

        The following table sets forth, for the three and six months ended June 30, 2004, the components of our Online images revenues (dollars in thousands):

                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30, 2004              JUNE 30, 2004
                                -------------              -------------

Subscriptions                       $2,592                     $4,983
Single images                        1,413                      1,475
CD-ROM sales                         1,064                      1,064
Distributors and other                 722                        726
                                    ------                     ------
Total Online images                 $5,791                     $8,248
                                    ======                     ======

        The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of our Online images revenues and subscription bookings for our subscription image products (dollars in thousands):

                                   REVENUES            SUBSCRIPTION BOOKINGS
                                   --------            ---------------------

September 30, 2003                  $1,788                     $2,119
December 31, 2003                    2,115                      2,530
March 31, 2004                       2,392                      3,017
June 30, 2004                        2,592                      2,948


        Revenues and subscription bookings have increased due primarily to an increase in the number of subscribers and an increase in average selling price of the mix of products purchased by our customers. The decrease in subscription bookings during the quarter ended June 30, 2004 was due primarily to seasonality. We expect the pace of our subscription bookings to continue to increase in the future.

        RESEARCH. We have experienced continued increases in renewal rates in 2003 and 2004 as conditions in the U.S. economy improved, as we launched several new research coverage areas and as companies once again began investing in market research.

        The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2003 through the second quarter of 2004:

                                PERCENTAGE OF CONTRACT   PERCENTAGE OF NUMBER
                                     VALUE RENEWED       OF CONTRACTS RENEWED
                                     -------------       --------------------
FISCAL QUARTER ENDED
--------------------

March 31, 2003                            49%                      51%
June 30, 2003                             67                       69
September 30, 2003                        67                       72
December 31, 2003                         98                       86
March 31, 2004                           103                       77
June 30, 2004                             86                       67


        The amounts above reflect renewal activity to date. The ultimate results regarding renewals for the quarter ended June 30, 2004 will not be known until a future date due to the timing of the renewal of certain contracts. We expect the percentage of contract value renewed and the percentage of the number of contracts renewed to be greater than the results presented above for the quarter ended June 30, 2004.

        The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts (dollars in thousands):

                                    NUMBER OF              TOTAL ACTIVE
                                ACTIVE CONTRACTS          CONTRACT VALUE
                                ----------------          --------------
FISCAL QUARTER ENDED
--------------------
March 31, 2003                         217                    $8,646
June 30, 2003                          221                     8,119
September 30, 2003                     222                     7,668
December 31, 2003                      241                     8,082
March 31, 2004                         244                     8,426
June 30, 2004                          250                     8,498


        Active contract value is defined as the total value of all active syndicated research contracts without taking in to account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future. During 2003, we experienced an increase in the number of customers and, beginning with the fourth quarter or 2003 and continuing into 2004, we have experienced an increase in total value of our active contracts.

        EVENTS. The results of our Events business vary with the topics, frequency and timing of the events that we produce. We have made investments in events focused on specific vertical content areas that align with our other properties an, depending upon their success, we may or may not produce the events in the future. The following table sets forth, for the three and six months ended June 30, 2003 and 2004, a comparison of the number of events we produced and the amount of our revenues relating to paid attendance, sponsor and exhibitor and barter revenues during the periods shown (dollars in thousands):

                                            THREE MONTHS        SIX MONTHS ENDED
                                           ENDED JUNE 30,            JUNE 30,
                                           2003      2004        2003      2004
                                          ------    ------      ------    ------
        Number of events produced              7         5          13        10

        Attendee revenue                  $  777    $  948      $1,447    $2,226
        Sponsor and exhibitor revenue      1,012       832       1,497     1,806
        Barter revenue                        87        61         109       131
                                          ------    ------      ------    ------
          Total Events revenue            $1,876    $1,841      $3,053    $4,163
                                          ======    ======      ======    ======


        Barter revenues vary in correlation to the number of barter transaction into which we enter.

        OTHER. Other revenues represent management fees from our management of the internet.com venture funds. The quarter-over-quarter and year-over-year reduction in revenues from 2003 to 2004 was due to the liquidation and pending dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC. These revenues will continue to be negligible in the future.

        COST OF REVENUES AND GROSS PROFIT

        The following table sets forth, for the periods indicated, a comparison of our cost of revenues and gross profit by segment (dollars in thousands):

        COST OF REVENUES

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Online media         $  2,427    $  2,867     $    440         18%     $  4,995    $  5,770     $    775         16%
Online images             --        1,143        1,143         --           --        1,778        1,778         --
Research                1,208       1,318          110          9         2,722       2,554         (168)        (6)
Events                    873       1,219          346         40         1,463       2,465        1,002         68
                     --------    --------     --------     -------     --------    --------     --------     -------
                     $  4,508    $  6,547     $  2,039         45%     $  9,180    $ 12,567     $  3,387         37%
                     ========    ========     ========     =======     ========    ========     ========     =======


        GROSS PROFIT

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Online media         $  3,607    $  5,135     $  1,528         42%     $  5,684    $  9,451     $  3,767         66%
Online images             --        4,648        4,648         --           --        6,470        6,470         --
Research                  949         883          (66)        (7)        1,711       1,989          278         16
Events                  1,003         622         (381)       (38)        1,590       1,698          108          7
Other                     153          11         (142)       (93)          300          24         (276)       (92)
                     --------    --------     --------     -------     --------    --------     --------     -------
                     $  5,712    $ 11,299     $  5,587         98%     $  9,285    $ 19,632     $ 10,347        111%
                     ========    ========     ========     =======     ========    ========     ========     =======

        GROSS PROFIT %

                                        THREE MONTHS        SIX MONTHS ENDED
                                       ENDED JUNE 30,            JUNE 30,
                                       2003      2004        2003      2004
                                      ------    ------      ------    ------
Online media                            60%       64%         53%       62%
Online images                           --        80          --        78
Research                                44        40          39        44
Events                                  54        34          52        41
Other                                  100       100         100       100
                                      ------    ------      ------    ------
                                        56%       63%         50%       61%
                                      ------    ------      ------    ------


        ONLINE MEDIA. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. The quarter-over-quarter and year-over-year increases in cost of revenues from 2003 to 2004 were due primarily to increased costs resulting from the acquisition of the assets of DevX.com, Inc. that added $407,000 and $856,000 to cost of revenues for the three and six months ended June 30, 2004, respectively. The increase in costs for the six months ended June 30, 2004 was partially offset by a reduction in Web site hosting and server related costs of $59,000.

        The increase in gross profit was due primarily to the increase in revenues from 2003 to 2004 as well as additional gross profit provided by the acquisition of the assets of DevX.com, Inc.

        We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

        ONLINE IMAGES. Cost of revenues primarily consists of payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. The acquisition of the assets of Comstock, Inc. added $420,000 to cost of revenues during the three and six months ended June 30, 2004 and these costs consisted primarily of payroll related costs.

        We license a portion of our image library from third parties and pay them a portion of the revenues we receive from our customers as royalties. Royalty expense was $392,000 and $716,000 for the three and six months ended June 30, 2004. The amount we will pay in future royalties will vary in correlation to our revenues and the mix in the ownership of the images within our image library.

        We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our image library and to substitute licensed images with images that we own that will result in reduced royalty expense in the future. As we continue to make investments to increase the size of our image library, we may need to increase our spending for Web site hosting and storage costs.

        RESEARCH. Cost of revenues primarily consists of payroll costs related to research analysts and costs to acquire third party research data. Cost of revenues increased during the three months ended June 30, 2004 in comparison to the three months ended June 30, 2003 due primarily to an increase in costs of $100,000 associated with the acquisition of data for and production of our research products. Costs of revenues decreased during the six months ended June 30, 2004 in comparison to the six months ended June 30, 2003 due primarily to lower payroll related costs totaling $260,000 offset by the previously mentioned increased costs for the three months ended June 30, 2004.

        We intend to make investments in new research coverage areas where appropriate and this may result in increased costs related to hiring personnel an acquiring data to produce our research.

        EVENTS. Cost of revenues primarily consists of payroll costs related to operations employees and event production costs such as venue and speaker costs. Costs of revenues have increased during the three and six months ended June 30, 2004 in comparison to the prior year periods due primarily to the growth in the size of certain of our events.

        Gross profit percentage may vary with the topics, frequency and timing of the events we produce in addition to the impact of launching first-time events.

        We intend to continue to make investments to launch new events that align with our other properties. In addition, depending upon the success of certain events, we may increase the number of times we run an event relating to a specific topic.

        ADVERTISING, PROMOTION AND SELLING

        The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Online media         $  1,461    $  1,760     $    299         20%     $  2,747    $  3,444     $    697         25%
Online images             --        1,237        1,237         --           --        1,556        1,556         --
Research                  768         780           12          2         1,530       1,498          (32)        (2)
Events                  1,310         773         (537)       (41)        1,984       1,627         (357)       (18)
                     --------    --------     --------     -------     --------    --------     --------     -------
                     $  3,539    $  4,550     $  1,011         29%     $  6,261    $  8,125     $  1,864         30%
                     ========   =========     ========     =======     ========    ========     ========     =======

        ONLINE MEDIA. Advertising, promotion and selling expenses primarily consists of payroll costs for sales and marketing personnel. In addition, it includes costs related to marketing activities including barter. The quarter-over-quarter and year-over-year increases in advertising, promotion and selling expenses relates primarily to the acquisition of the assets of DevX.com, Inc. that added an additional $215,000 and $453,000 to advertising, promotion and selling expenses for the three and six months ended June 30, 2004, respectively. The remaining increase relates primarily to increased sales commissions and other payroll related costs paid to sales personnel totaling $67,000 and $198,000 for the three and six months ended June 30, 2004, respectively. Barter expense was $28,000 and $5,000 for the three months ended June 30, 2003 and 2004, respectively, and $40,000 and $11,000 for the six months ended June 30, 2003 and 2004, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

        ONLINE IMAGES. Advertising, promotion and selling expenses primarily consists of payroll for marketing personnel, commissions to third parties for referrals, credit card transaction fees and advertising. The acquisition of the assets of Comstock, Inc. added $865,000 to advertising, promotion and selling expenses during the three and six months ended June 30, 2004. These costs included $506,000 for advertising and marketing promotions and $172,000 in payroll costs.

        In addition, we paid $56,000 and $134,000 in commissions to third parties for referrals of customers to JupiterImages that resulted in sales during the three and six months ended June 30, 2004. In addition, we paid $112,000 and $208,000 during the three months and six months ended June 30, 2004, respectively, in credit card transaction fees for the sale of our JupiterImages products. The amount we will pay in the future for commissions to third parties for referrals and credit card transaction fees will vary in correlation to our revenues. We incurred $162,000 and $235,000 in expenses during the three and six months ended June 30, 2004, respectively, to advertise our JupiterImages products in various publications and to attend various trade shows.

We will continue to advertise for these products in the future provided the return on the investment of such spending, as determined by the resulting sales, is justified.

        RESEARCH. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel.

        EVENTS. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel and advertising expense. The quarter-over-quarter and year-over-year expenses have decreased due to a reduction of employee related costs of $279,000 and $335,000, respectively. In addition, advertising costs for our events decreased $229,000 and $76,000 for the three and six months ended June 30, 2004, respectively, due a decrease in the number of events we produced during each period. Barter expense was $87,000 and $58,000 for the three months ended June 30, 2003 and 2004, respectively, and $109,000 and $128,000 for the six months ended June 30, 2003 and 2004, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

        GENERAL AND ADMINISTRATIVE

        The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Online media            $170       $(186)       $(356)      (209)%        $408        $234        $(174)       (43)%
Online images             --         263          263         --            --         517          517         --
Research                 301         177         (124)       (41)          612         374         (238)       (39)
Events                    47          38           (9)       (19)           96          82          (14)       (15)
Other                  1,267       1,860          593         47         2,262       3,470        1,208         53
                      ------      ------        -----        ----       ------      ------       ------        ----
                      $1,785      $2,152        $ 367         21%       $3,378      $4,677       $1,299         38%
                      ======      ======        =====        ====       ======      ======       ======        ====

        ONLINE MEDIA. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The decreases in general and administrative expenses from 2003 to 2004 was due primarily to decreased provisions for losses on accounts receivable of $347,000 and $112,000 for the three and six months ended June 30, 2004, respectively. These decreases were due to decreases in the amounts of receivables due from certain advertising agencies. We do not expect this decrease to be a trend that will continue in the future. In addition, we experienced a decrease in office related costs of $9,000 and $73,000 for the three and six months ended June 30, 2004 due to a reduction in office space and rental rates.

        The acquisition of the assets of DevX.com, Inc. added $23,000 and $41,000 to general and administrative expenses for the three and six months ended June 30, 2004, respectively.

        ONLINE IMAGES. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. The acquisition of the assets of Comstock, Inc. added $185,000 to general and administrative expenses during the three and six months ended June 30, 2004. These costs included $90,000 for office related costs, $44,000 for provisions for losses on accounts receivable and $22,000 for payroll related costs and $26,000 in professional fees. During the six months ended June 30, 2004, we recorded expenses of $86,000 for severance costs and $69,000 for the abandonment of a portion of our Tucson, Arizona office space.

        RESEARCH. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable. The decrease in expenses during the three and six months ended June 30, 2004 was due primarily to a reduction in provisions for losses on accounts receivable of $120,000. This decrease was due to a decrease in the aging of our receivables. We do not expect this decrease to be a trend that will continue in the future. In addition, general and administrative expenses decreased during the six months ended June 30, 2004 due to a decrease in administrative payroll related costs of $62,000 and decreased office related costs of $60,000.

        EVENTS. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees.

        OTHER. General and administrative expenses primarily consist of payroll costs for administrative personnel, office related costs and professional fees. The quarter-over-quarter increase in general and administrative expenses relates to an increase in professional fees for audit and tax related services of $258,000, payroll related costs of $151,000 and legal expenses of $141,000. The year-over-year increase in general and administrative expenses relates to an increase in legal expenses of $577,000, professional fees for audit and tax related services of $370,000 and payroll related costs of $165,000. The increase in legal expenses is due to increased costs relating to certain legal proceedings. We expect our legal expenses to decrease in the foreseeable future. The increase in professional fees was caused primarily by increased audit and tax related services due to the increase in the size of our business and the requirements of complying with the Sarbanes-Oxley Act of 2002. We expect the level of our audit and tax related services to remain constant for the foreseeable future.

DEPRECIATION AND AMORTIZATION

        The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Depreciation          $ 338       $ 242        $ (96)       (28)%       $  701      $  465       $ (236)      (34)%
Amortization            256         722          466         182           496       1,117          621        125
                      -----       -----        -----        -----       ------      ------       ------        ----
                      $ 594       $ 964        $ 370          62%       $1,197      $1,582       $  385         32%
                      =====       =====        =====        =====       ======      ======       ======        ====


        Depreciation expense decreased during the three and six months ended June 30, 2004 due primarily to reduced capital expenditures and an increase in assets having already been fully depreciated.

        Amortization expense increased during the three and six months ended June 30, 2004 due primarily to the increase in intangible assets relating to the acquisition of ArtToday, Inc. and the acquisition of the assets of DevX.com, Inc and Comstock, Inc.

        The acquisitions of ArtToday, the assets of DevX.com and the assets of Comstock, Inc. added $161,000, $98,000 and $405,000 to depreciation and amortization expense, respectively, during the three months ended June 30, 2004.

        The acquisitions of ArtToday, the assets of DevX.com and the assets of Comstock, Inc. added $326,000, $149,000 and $405,000 to depreciation and amortization expense, respectively, during the six months ended June 30, 2004.

        Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to the acquisitions of the assets of DevX.com, Comstock, Inc. and Thinkstock LLC or any acquisitions that may be completed during 2004.

            INCOME (LOSS) ON INVESTMENTS AND OTHER, NET

            The following table sets forth, for the periods indicated, a quarter-over-quarter comparison of our income (loss) on investments and other, net (dollars in thousands):

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Income (loss) on
investments
and other, net          $54        $105          $51          94%        $(1)         $11         $ 20          N/A


        During the three months ended June 30, 2003, we recorded a net gain from the sale of one of our businesses of $54,000.

        During the three and six months ended June 30, 2004, we recorded other income of $130,000 relating to litigation settlements offset by a loss on investments of $9,000.

        INTEREST INCOME AND INTEREST EXPENSE.

        The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

                      THREE MONTHS ENDED                                 SIX MONTHS ENDED
                           JUNE 30,               2003 VS. 2004              JUNE 30,               2003 VS. 2004
                       2003        2004           $           %          2003        2004           $           %
                     --------    --------     --------     -------     --------    --------     --------     -------
Interest income         $62         $ 9         $(53)        (85)%       $151         $27         $(124)       (82)%
Interest expense        $--         $56         $ 56          --%        $ --         $62         $  62         --%


        The quarter-over-quarter and year-over-year decrease in interest income from 2003 to 2004 was due to the lower average cash balances resulting from multiple acquisitions, including our acquisitions of ArtToday in June 2003, DevX.com in July 2003 and Comstock, Inc. in April 2004. We expect our interest income to increase due to the completion of our follow-on public offering of common stock in May of 2004.

        Interest expense relates to long-term financing arrangements assumed as part of the acquisition of ArtToday as well as borrowing under our revolving credit facilities used to partially finance the acquisition of the assets of Comstock, Inc. on April 1, 2004.

        PROVISION FOR INCOME TAXES.

        Provision for income taxes relates primarily to foreign income taxes for certain of our international subsidiaries. There is no provision for federal income taxes as we are able to utilize federal tax loss carryfowards that had been fully reserved in prior periods.

        MINORITY INTERESTS.

        Minority interests represent the minority stockholders' proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK, which is our online media business focused on Japan.

        EQUITY LOSS FROM VENTURE FUND INVESTMENTS AND OTHER, NET

        Equity loss represents our net equity interests in the investments in internet.com venture funds, international and event-related joint ventures. The quarter-over-quarter decrease from 2003 to 2004 in the amount of our equity losses from venture fund investments and other was due primarily to a reduction in the write-downs of portfolio investments by the internet.com venture funds. The remaining carrying value of our investments in our venture funds was $178,000 as of June 30, 2004. The carrying value of our investments in the venture funds declined $317,000 during the second quarter due primarily to the stock distributions of certain internet.com Venture Partners III portfolio companies. We now have a direct investment in these portfolio companies.

        LIQUIDITY AND CAPITAL RESOURCES

        The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

                           SIX MONTHS ENDED JUNE 30,          2003 VS. 2004
                             2003           2004             $             %
                           --------       --------         ------       ------
Operating cash flows          $489         $9,820          $9,331        1,908%
Investing cash flows       (13,524)       (22,841)         (9,317)         (69)
Financing cash flows           103         32,676          32,573       31,624
Capital expenditures           147            207              60           41


                                          AS OF                2003 VS. 2004
                                 ------------------------   --------------------
                                 DECEMBER 31,    JUNE 30,
                                     2003          2004         $           %
                                   --------      --------    -------      -----
Cash and cash equivalents           $9,567       $29,222     $19,655       205%
Accounts receivable, net            10,281        10,862         581         6
Working capital                      5,646        22,475      16,829       298


        Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in June, 1999, February, 2000 and May 2004, respectively. Cash increased in 2004 primarily due to proceeds from our May 2004 public offering of common stock, cash flows from operations and proceeds from the exercise of stock options.

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

        The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2004 increased from cash used in 2003 primarily due to the acquisition of the assets of Comstock, Inc.. As part of the acquisition of ArtToday, we are required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1,

2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based on the results of ArtToday for the period from July 1, 2003 to December 31, 2003, the seller, International Microcomputer Software, Inc.("IMSI"), was paid $1.0 million in February 2004 which represents the maximum amount that could have been earned for this earn-out period. Based on the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI will be paid $1.0 million in August 2004, which represents the maximum amount that could have been earned for this earn-out period. Net cash used in investing activities in 2003 related primarily to the acquisition of ArtToday.

        Cash provided from financing activities relates primarily to proceeds from our follow-on public offering of common stock in May 2004 and proceeds received from the exercise of employee stock options.

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

        On April 1, 2004, we acquired substantially all of the assets of Comstock Images for $20.85 million in cash and the assumption of $28,000 of liabilities. We financed the acquisition with cash on hand and $13 million in borrowings under our revolving credit facilities with HSBC Bank USA, or HSBC, $4.0 million of which was incurred on April 1, 2004 and $9.0 million of which was incurred on April 13, 2004.

        On April 1, 2004, we obtained secured revolving credit facilities from HSBC which provide for aggregate borrowings of up to $12 million. These revolving credit facilities consist of an $8 million revolving credit facility, borrowings under which are capped at the lesser of $8 million and 80% of our eligible accounts receivable, and a $4 million revolving credit facility. We pay a commitment fee of 0.5% per annum on the daily average unused amount of available borrowings under our $8 million credit facility. Both the $8 million credit facility and the $4 million credit facility are secured by all of our assets. At our option, borrowings under these credit facilities bear interest either at a rate equal to HSBC's prime rate or at a equal to LIBOR plus 2.0%. All borrowings under these revolving credit facilities are due and payable on March 31, 2005.

        On April 8, 2004, we obtained an additional secured revolving credit facility from HSBC which provides for additional borrowings of up to $11 million. Borrowings under this $11 million revolving credit facility bear interest at a rate equal to LIBOR plus 1.35% and are secured by all of our assets. All borrowings under this facility are due and payable on March 31, 2005.

        All of our credit facilities contain customary covenants including, among others, restrictions on our ability to pay dividends, incur additional indebtedness or liens on our assets, make investments in excess of $1 million in the aggregate or make acquisition in excess of $25 million in the aggregate or in excess of $5 million for any single transaction. Our credit facilities also require us to meet certain financial tests, including a stockholders' equity test, a quarterly net income test, an interest coverage ratio test and a fixed charge coverage ratio test.

        Up to $5 million of our obligations arising under our $8 million and $4 million credit facilities are guaranteed by Alan M. Meckler, our Chairman and CEO, and his wife. The obligations arising under our $11 million credit facility with HSBC are also guaranteed by Mr. and Mrs. Meckler. All of these guarantees are secured by certain of Mr. and Mrs. Meckler's personal assets.

        On May 28, 2004, Jupitermedia completed a follow-on public offering of common stock that generated proceeds of $30.6 million for Jupitermedia. Of the 4,830,000 shares sold in the offering, 3,830,000 shares were sold by Jupitermedia and 1,000,000 shares were sold by certain stockholders of Jupitermedia. A portion of the proceeds from this offering were used to repay all amounts outstanding under the credit facilities. We will evaluate whether to terminate these credit facilities or keep all or a portion of them available for future financing needs.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash primarily in debt instruments of the U.S. Government and its agencies.

        We invest in equity instruments of privately held, online media and technology companies for business and strategic purposes. These investments are included in investments and other assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the companies or their operations. For these no-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

        We have investments in internet.com Venture Fund I LLC, or Fund I, internet.com Venture Fund II LLC, or Fund II, and internet.com Venture Partners III LLC, or Fund III that were organized on March 4, 1999, September 3, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. As of June 30, 2004, we had a 14%, 12% and 14% interest in each of Fund I, Fund II, and Fund III, respectively, and the aggregate carrying value of our investments in these three funds was $178,000. The carrying value of our investments in the venture funds declined $317,000 during the second quarter due primarily to the stock distributions of certain internet.com Venture Partners III portfolio companies. We now have a direct investment in these portfolio companies. We were fully invested in all three funds as of June 30, 2004 and no longer had any outstanding capital commitments related to the funds.

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

        Our transactions are generally conducted, and, as of June 30, 2004, 97% of our cash was held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls an procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

        CHANGES IN INTERNAL CONTROLS. No change in our internal controls over financial reporting occurred during the second quarter of our current fiscal year that had materially affected, or is likely to materially affect, our internal control over financial reporting.

        PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

                                              A complaint was filed in Delaware
                                      Chancery Court on June 16, 1999 by a
                                      former shareholder of Mecklermedia
                                      alleging that Messrs. Alan M. Meckler and
                                      Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor, and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media, Inc., or Penton Media, in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler (the "Delaware Action"). Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton Media, and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant. On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs.

                                              Following discovery, on or about
                                      October 9, 2001, plaintiffs filed a Second
                                      Amended Class Action Complaint ("SAC").
                                      The SAC adds allegations concerning
                                      defendants' alleged failure to disclose
                                      certain facts concerning Mr. Meckler's
                                      role in the transactions, his role in
                                      negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Chancery Court issued an opinion denying defendants' motion to dismiss the SAC. On December 13, 2002, all of the defendants, including Jupitermedia, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses.

                                            The parties to the Delaware Action
                                      and the parties to a related class action brought against Penton Media in the United States District Court for the Southern District of New York (the "Penton Action") have reached an agreement to settle both actions for $7.5 million. The carrier who provided director and officer liability insurance to the directors of Jupitermedia has agreed to pay $2.875 million toward the settlement and Penton Media's insurance carrier has agreed to pay the remaining portion of the settlement. The settlement agreement has been executed and notice of the settlement has been provided to members of settlement class. The settlement is subject to approval by the New York court and dismissal of the Delaware Action by the Delaware court. The New York court issued an order and final judgment approving the settlement and dismissing the Penton Action with prejudice subject to the terms of the settlement agreement. The settlement remains subject to dismissal of the Delaware Action by the Delaware court.

                                            On February 28, 2003, Jupitermedia
                                      filed a lawsuit in the United States
                                      District Court for the District of
                                      Colorado alleging that the defendants,
                                      Michael Anderson, Prime Directive, Inc.
                                      and Part-15 Corporation, are knowingly and willfully using the name "WISPCON" to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs' pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name "ISPCON". Jupitermedia owns 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. Jupitermedia is seeking injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which is pending, but also have filed an Answer and Counterclaim. Defendants see injunctive relief and damages on their counterclaim for what they allege is the plaintiffs' wrongful use of the name "WISPCON". The amount of monetary damages sought by each party has not been quantified, but is to be fixed by the Court in its discretion. Defendants are seeking three times the amount of actual damages determined by the Court to have been suffered, if any, as well as exemplary damages. Discovery has commenced in the case. Jupitermedia intends to vigorously defend itself against the defendants' counterclaim.

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

                                      Not Applicable

Item 3.                               DEFAULTS UPON SENIOR SECURITIES

                                      Not Applicable

Item 4.                               SUBMISSION OF MATTERS TO A VOTE OF
                                      SECURITY HOLDERS

                                      Jupitermedia's annual meeting of
                                      stockholders was held on June 14, 2004.

                                      The following nominees were elected as
                                      directors, each to hold office until their successor is elected and qualified, by the vote set forth below:

                                      NOMINEE                       FOR        AGAINST
                                      -------                       ---        -------
                                      Alan M. Meckler           22,520,988    2,399,988

                                      Christopher S. Cardell    22,520,988    2,399,988

                                      Gilbert F. Bach           24,422,434      498,542

                                      Michael J. Davies         24,422,434      498,542

                                      John R. Patrick           24,422,434      498,542

                                      William A. Shutzer        24,387,634      553,342

                                      The proposal to approve the appointment of Deloitte & Touche LLP, independent accountants, to act as independent auditors for Jupitermedia Corporation for the fiscal year ending December 31, 2004 was approved by the vote set forth below:

                                      FOR             AGAINST           ABSTAIN
                                      ---             -------           -------
                                      24,634,078      285,835            1,063


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

                                      Exhibit
                                      Number   Description
                                      ------   ---------------------------------
                                      3.1*     Registrant's Amended and Restated
                                               Certificate of Incorporation, as
                                               amended
                                      3.2**    Registrant's Bylaws
                                      11       Statement Regarding Computation
                                               of Per Share Earnings (Loss)
                                               (included in notes to
                                               consolidated financial
                                               statements)
                                      31.1     Certification pursuant to Section
                                               302 of the Sarbanes-Oxley Act of
                                               2002
                                      31.2     Certification pursuant to Section
                                               302 of the Sarbanes-Oxley Act of
                                               2002
                                      32.1     Certification Pursuant to 18
                                               U.S.C. Section 1350, as Adopted
                                               Pursuant to Section 906 of the
                                               Sarbanes-Oxley Act of 2002
                                      32.2     Certification Pursuant to 18
                                               U.S.C. Section 1350, as Adopted
                                               Pursuant to Section 906 of the
                                               Sarbanes-Oxley Act of 2002

                                      *  Incorporated herein by reference to the
                                         Registrant's Form 10-K filed on March
                                         5, 2004.
                                      ** Incorporated herein by reference to the
                                         Registrant's Registration Statement on
                                         Form S-1 (File No. 333-76331) filed on
                                         April 15, 1999.

                                      (b) Reports on Form 8-K

                                      On April 2, 2004, Jupitermedia filed a
                                      Form 8-K announcing the acquisition of
                                      substantially all of the assets of
                                      Comstock, Inc. pursuant to an Asset
                                      Purchase Agreement dated April 1, 2004
                                      between Jupitermedia, Comstock, Inc. and, with regard to certain provisions, certain stockholders of Comstock, Inc.

                                      On April 2, 2004, Jupitermedia filed a
                                      Form 8-K disclosing a press release issued on April 2, 2004 updating its financial guidance for fiscal year 2004.

                                      On April 12, 2004, Jupitermedia filed a
                                      Form 8-K/A disclosing certain historical and pro forma financial information related to its acquisition of certain assets of Comstock, Inc. pursuant to an Asset Purchase Agreement dated April 1, 2004 between Jupitermedia, Comstock, Inc. and, with regard to certain provisions, certain stockholders of Comstock, Inc.

                                      On April 30, 2004, Jupitermedia filed a
                                      Form 8-K announcing its financial results for the quarter ended March 31, 2004.

                                      On May 10, 2004, Jupitermedia filed a Form
                                      8-K/A disclosing certain historical and
                                      pro forma financial information related to its acquisition of certain assets of Comstock, Inc. pursuant to an Asset Purchase Agreement dated April 1, 2004 between Jupitermedia, Comstock, Inc. and, with regard to certain provisions, certain stockholders of Comstock, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 13, 2004                Jupitermedia Corporation




                                      /s/ Christopher S. Cardell
                                      ---------------------------------
                                      Christopher S. Cardell
                                      Director, President and Chief Operating
                                      Officer


                                      /s/ Christopher J. Baudouin
                                      ---------------------------------
                                      Christopher J. Baudouin
                                      Senior Vice President and Chief Financial
                                      Officer