Form 10-Q
period 2004-09-30
JUPITERMEDIA CORP
filed 2004-11-12
CIK 1083712

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


                        Commission file number: 000-26393


                            JUPITERMEDIA CORPORATION
             (Exact name of Registrant as specified in its charter)


           Delaware                                      06-1542480
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


       23 OLD KINGS HIGHWAY SOUTH
          DARIEN, CONNECTICUT                                      06820
----------------------------------------                        ----------
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

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of November 5, 2004 was 32,135,590.
================================================================================

                            JUPITERMEDIA CORPORATION

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  Financial Information

Item 1.  Financial Statements

         Unaudited Consolidated Condensed Balance Sheets -
          December 31, 2003 and September 30, 2004                           3

         Unaudited Consolidated Condensed Statements of Operations -
          For the Three Months and Nine Months Ended September 30,
          2003 and 2004                                                      4

         Unaudited Consolidated Condensed Statements of Cash Flows -
          For the Nine Months Ended September 30,
          2003 and 2004                                                      5

         Notes to Consolidated Condensed Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         28

Item 4.  Controls and Procedures                                            29

PART II. Other Information

Item 1.  Legal Proceedings                                                  30

Item 2.  Changes in Securities                                              31

Item 3.  Defaults Upon Senior Securities                                    31

Item 4.  Submission of Matters to a Vote of Security Holders                31

Item 5.  Other Information                                                  31

Item 6.  Exhibits and Reports on Form 8-K                                   31

Signatures                                                                  33

                            JUPITERMEDIA CORPORATION
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                    DECEMBER 31, 2003 AND SEPTEMBER 30, 2004
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                 DECEMBER 31,         SEPTEMBER 30,
                                     ASSETS                                          2003                 2004
                                                                                 ------------         ------------
Current assets:
    Cash and cash equivalents                                                    $      9,567         $     32,707
    Accounts receivable, net of allowances of $948 and $533, respectively              10,281               10,293
    Unbilled accounts receivable                                                        1,012                1,185
    Prepaid expenses and other                                                          2,124                2,026
                                                                                 ------------         ------------
          Total current assets                                                         22,984               46,211

Property and equipment, net of accumulated depreciation
  of $8,674 and $9,046, respectively                                                    1,488                1,629
Intangible assets, net                                                                  8,130               17,307
Goodwill                                                                               21,760               38,428
Investments and other assets                                                            1,676                1,236
                                                                                 ------------         ------------
          Total assets                                                           $     56,038         $    104,811
                                                                                 ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $      1,494         $      1,551
    Accrued payroll and related expenses                                                2,482                1,973
    Accrued expenses and other                                                          4,151                5,185
    Deferred revenues                                                                   9,211               10,781
                                                                                 ------------         ------------
          Total current liabilities                                                    17,338               19,490

Long-term liabilities                                                                     341                  254
Deferred revenues                                                                        --                    379
Deferred tax liabilities                                                                 --                    112
                                                                                 ------------         ------------
          Total liabilities                                                            17,679               20,235
                                                                                 ------------         ------------

Stockholders' equity:
    Preferred stock, $.01 par value, 4,000,000 shares authorized,
      no shares issued                                                                   --                   --
    Common stock, $.01 par value, 75,000,000 shares authorized,
      25,984,130 and 32,039,316 shares issued at December 31,
      2003 and September 30, 2004, respectively                                           260                  320
    Additional paid-in capital                                                        177,629              213,524
    Accumulated deficit                                                              (139,427)            (129,222)
    Treasury stock, 65,000 shares at cost                                                (106)                (106)
    Accumulated other comprehensive income                                                  3                   60
                                                                                 ------------         ------------
         Total stockholders' equity                                                    38,359               84,576
                                                                                 ------------         ------------
         Total liabilities and stockholders' equity                              $     56,038         $    104,811
                                                                                 ============         ============

                 See notes to consolidated financial statements

                            JUPITERMEDIA CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                     -------------------------         -------------------------
                                                       2003             2004             2003             2004
                                                     --------         --------         --------         --------
Revenues                                             $ 13,328         $ 18,774         $ 31,793         $ 50,973
Cost of revenues                                        6,122            6,478           15,302           19,045
                                                     --------         --------         --------         --------

Gross profit                                            7,206           12,296           16,491           31,928
                                                     --------         --------         --------         --------

Operating expenses:
     Advertising, promotion and selling                 4,046            3,932           10,307           12,057
     General and administrative                         1,495            2,704            4,873            7,381
     Depreciation                                         407              129            1,108              594
     Amortization                                         517              360            1,013            1,477
                                                     --------         --------         --------         --------
Total operating expenses                                6,465            7,125           17,301           21,509
                                                     --------         --------         --------         --------

Operating income (loss)                                   741            5,171             (810)          10,419

Income on investments and other, net                       30                5               29              124
Interest income                                            23               55              174               82
Interest expense                                          (10)             (39)             (10)            (101)
                                                     --------         --------         --------         --------

Income (loss) before income taxes, minority
  interests and equity loss from venture
  fund investments and other, net                         784            5,192             (617)          10,524

Provision for income taxes                               --                  5             --                145
Minority interests                                         12              (20)              22              (57)
Equity loss from venture fund investments and
  other, net                                             (143)            (108)            (193)            (117)
                                                     --------         --------         --------         --------
Net income (loss)                                    $    653         $  5,059         $   (788)        $ 10,205
                                                     ========         ========         ========         ========

Basic net income (loss) per share                    $   0.03         $   0.16         $  (0.03)        $   0.36
                                                     ========         ========         ========         ========

Basic weighted average number of common
  shares outstanding                                   25,800           31,382           25,463           28,448
                                                     ========         ========         ========         ========

Diluted net income (loss) per share                  $   0.02         $   0.15         $  (0.03)        $   0.33
                                                     ========         ========         ========         ========

Diluted weighted average number of common
   shares outstanding                                  27,496           34,141           25,463           30,815
                                                     ========         ========         ========         ========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    -------------------------
                                                                                      2003             2004
                                                                                    --------         --------
Cash flows from operating activities:
     Net income (loss)                                                              $   (788)        $ 10,205
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                  2,121            2,071
        Barter transactions, net                                                        (684)            --
        Provision (benefit) for losses on accounts receivable                             40             (388)
        Minority interests                                                               (22)              57
        Equity loss from venture fund investments and other, net                         193              117
        Income on investments and other, net                                             (29)            (124)
     Changes in current assets and liabilities (net of businesses acquired):
        Accounts receivable                                                              861            1,411
        Unbilled accounts receivable                                                   1,169             (173)
        Prepaid expenses and other                                                      (668)             199
        Accounts payable and accrued expenses                                         (1,447)            (398)
        Deferred revenues                                                               (380)           1,917
                                                                                    --------         --------
            Net cash provided by operating activities                                    366           14,894
                                                                                    --------         --------

Cash flows from investing activities:
     Additions to property and equipment                                                (211)            (269)
     Acquisitions of businesses and other                                            (17,016)         (27,233)
     Proceeds from sales of assets and other                                              94              191
     Distribution from internet.com venture funds                                       --                148
                                                                                    --------         --------
            Net cash used in investing activities                                    (17,133)         (27,163)
                                                                                    --------         --------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net                                        --             30,340
     Borrowings under credit facilities                                                 --             13,000
     Repayment of borrowings under credit facilities                                    --            (13,000)
     Proceeds from exercise of stock options                                             305            5,069
                                                                                    --------         --------
            Net cash provided by financing activities                                    305           35,409
                                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                                 (16,462)          23,140
Cash and cash equivalents, beginning of period                                        25,451            9,567
                                                                                    --------         --------
Cash and cash equivalents, end of period                                            $  8,989         $ 32,707
                                                                                    ========         ========

Supplemental disclosures of cash flow:
        Cash paid for income taxes                                                  $   --           $   --
                                                                                    ========         ========
        Cash paid for interest                                                      $     10         $     13
                                                                                    ========         ========

Non-cash investing activities:
         Common stock issued for acquisitions                                       $  1,771         $    541
                                                                                    ========         ========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


1. THE COMPANY

     Jupitermedia is a global provider of original online information, images, research and events for information technology ("IT"), business and creative professionals. JupiterWeb, the online division of Jupitermedia, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and ClickZ.com for interactive marketers. JupiterImages is a Web-based image resource serving creative professionals with products like Comstock Images, Thinkstock Images, Thinkstock Footage, Photos.com and Clipart.com. Jupitermedia also includes JupiterResearch, an international market research and advisory organization specializing in business and technology market research and JupiterEvents, which produces offline conferences and trade shows focused on IT and business-specific topics.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statements of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Jupitermedia's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

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

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -------------------------       -------------------------
                                                          2003           2004             2003           2004
                                                       ----------     ----------       ----------     ----------
     Net income (loss)                                 $      653     $    5,059       $     (788)    $   10,205
        Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards          (1,175)        (1,009)          (3,797)        (1,926)
                                                       ----------     ----------       ----------     ----------
     Pro forma net income (loss)                       $     (523)    $    4,050       $   (4,585)    $    8,279
                                                       ==========     ==========       ==========     ==========
     Basic net income (loss) per share
           As reported                                 $     0.03     $     0.16       $    (0.03)    $     0.36
                                                       ==========     ==========       ==========     ==========
        Pro forma                                      $    (0.02)    $     0.13       $    (0.18)    $     0.29
                                                       ==========     ==========       ==========     ==========

     Diluted net income (loss) per share
        As reported                                    $     0.02     $     0.15       $    (0.03)    $     0.33
                                                       ==========     ==========       ==========     ==========
        Pro forma                                      $    (0.02)    $     0.12       $    (0.18)    $     0.27
                                                       ==========     ==========       ==========     ==========

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                     ------------------       -----------------
                                      2003       2004          2003       2004
                                     ------     -------       ------     ------
     Risk-free interest rate          2.10%      2.93%         1.91%      2.69%
     Expected life (in years)             3          3             3          3
     Dividend yield                      0%         0%            0%         0%
     Expected volatility             90.68%     64.61%       109.84%     67.59%


4. INTANGIBLE ASSETS AND GOODWILL

     Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of the assets of Comstock, Inc. on April 1, 2004 and the acquisition of the assets of Thinkstock LLC on July 28, 2004. Jupitermedia is in the process of obtaining final third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

     AMORTIZED INTANGIBLE ASSETS

     The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

                                                DECEMBER 31, 2003
                                 -----------------------------------------------
                                                  ACCUMULATED       NET CARRYING
                                   COST          AMORTIZATION           VALUE
                                 -----------------------------------------------
   Image library                  $3,198             $(102)             $3,096
   Customer lists                  1,296               (86)              1,210
   Web site development costs      2,321            (1,282)              1,039
   Trademarks                      2,381            (1,493)                888
   Non-compete agreements            334               (53)                281
   Other                             188              (188)                --
                                 -------           -------             -------
      Total                       $9,718           $(3,204)             $6,514
                                 =======           =======             =======

                                                SEPTEMBER 30, 2004
                                 -----------------------------------------------
                                                  ACCUMULATED       NET CARRYING
                                   COST          AMORTIZATION           VALUE
                                 -----------------------------------------------
   Image library                 $11,867             $(567)            $11,300
   Customer lists                  1,668              (292)              1,376
   Web site development costs      2,630            (1,542)              1,088
   Trademarks                      2,579            (1,933)                646
   Non-compete agreements            534              (159)                375
                                 -------           -------             -------
      Total                      $19,278           $(4,493)            $14,785
                                 =======           =======             =======

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

     Amortization expense related to intangible assets subject to amortization was $1.5 million for the nine months ended September 30, 2004 and is expected to be $2.1 million for the year ended December 31, 2004. Estimated annual amortization expense for the next five years is expected to be as follows (in thousands):

     YEAR ENDING DECEMBER 31,
     ------------------------
     2005                         $2,238
     2006                          1,803
     2007                          1,519
     2008                          1,360
     2009                          1,263
     Thereafter                    5,991
                                 -------
                                 $14,174

     UNAMORTIZED INTANGIBLE ASSETS

                                         December 31,      September 30,
                                             2003              2004
                                         ------------      ------------
     Domain names                           $1,616            $2,522
                                            ------            ------
         Total                              $1,616            $2,522
                                            ======            ======

     GOODWILL

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows:

                                          ONLINE MEDIA   ONLINE IMAGES   RESEARCH   EVENTS    TOTAL
                                          ------------   -------------   --------   ------   -------

     Balance as of December 31, 2003         $7,604         $11,475       $2,632      $49    $21,760
     Goodwill acquired during period            100          15,549            -       25     15,674
     Purchase accounting adjustments           (345)          1,339            -        -        994
                                             ------         -------       ------      ---    -------
     Balance as of September 30, 2004        $7,359         $28,363       $2,632      $74    $38,428
                                             ======         =======       ======      ===    =======

     Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of ArtToday, Inc. and the assets of DevX.com, Inc.

5. COMPUTATION OF EARNINGS (LOSS) PER SHARE

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

     Computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2003 and 2004 are as follows (in thousands, except per share amounts):


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ------------------    ------------------
                                          2003       2004       2003       2004
                                        -------    -------    -------    -------
     BASIC EARNINGS PER SHARE:
     Income available to common
       stockholders (numerator)         $   653    $ 5,059    $  (788)   $10,205
     Weighted average common shares
       outstanding (denominator)         25,800     31,382     25,463     28,448
                                        -------    -------    -------    -------

     Basic earnings (loss) per share    $  0.03    $  0.16    $ (0.13)   $  0.36
                                        =======    =======    =======    =======

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ------------------    ------------------
                                          2003       2004       2003       2004
                                        -------    -------    -------    -------
     DILUTED EARNINGS PER SHARE:
     Income available to common
       stockholders (numerator)         $   653    $ 5,059    $  (788)   $10,205
     Weighted average common shares
       outstanding                       25,800     31,382     25,463     28,448
     Effect of dilutive stock options     1,696      2,759        --       2,367
                                        -------    -------    -------    -------
     Total weighted average common
       shares and dilutive securities
       (denominator)                     27,496     34,141     25,463     30,815
     Total weighted average common      -------    -------    -------    -------

     Diluted earning (loss) per share   $  0.02    $  0.15    $ (0.03)   $  0.33
                                        =======    =======    =======    =======

     The following table summarizes the number of outstanding stock options excluded for the calculation of diluted earnings per share for the periods presented because the result would have been anti-dulitve:


                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                   --------------------    --------------------
                                      2003        2004        2003        2004
                                   ---------    -------    ---------    -------

     Number of anti-dilutive
       stock options               2,371,230    364,283    7,471,923  2,499,011
     Weighted average exercise
       price                          $11.61     $17.11        $5.53     $13.33


6. ACQUISITIONS

     On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. ("Comstock Images") for approximately $20.85 million in cash (the "Comstock Acquisition"). Comstock Images has been integrated into the JupiterImages business. The Comstock Acquisition was financed with cash on hand and through $13 million of borrowings from Jupitermedia's credit facilities (see below).

     On April 1, 2004, Jupitermedia obtained secured revolving credit facilities from HSBC Bank USA ("HSBC"), which provided for aggregate borrowings of up to $12 million. These credit facilities consist of an $8 million revolving credit facility, borrowings under which are capped at the lesser of $8 million and 80% of Jupitermedia's eligible accounts receivable, and a $4 million revolving credit facility. Jupitermedia pays a commitment fee of 0.5% per annum on the daily average unused amount of available borrowings under the $8 million credit facility. Both the $8 million credit facility and the $4 million credit facility are collateralized by all of Jupitermedia's assets. At Jupitermedia's option, borrowings under these credit facilities bear interest either at a rate equal to HSBC's prime rate or at a rate equal to LIBOR plus 2.0%. All borrowings under these revolving credit facilities are due and payable on March 31, 2005.

     On April 8, 2004, Jupitermedia obtained an additional secured revolving credit facility from HSBC, which provides for additional borrowings of up to $11 million. Borrowings under this $11 million credit facility bear interest at a rate equal to LIBOR plus 1.35% and are collateralized by all of Jupitermedia's assets. All borrowings under this facility are due and payable on March 31, 2005.

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

     Following the completion of Jupitermedia's follow-on public offering of common stock on May 28, 2004 (see Note 10), $13 million in outstanding borrowings under Jupitermedia's credit facilities was repaid. As of September 30, 2004, there were no outstanding borrowings under Jupitermedia's credit facilities.

     The total purchase price of the Comstock Acquisition has been allocated to the assets and liabilities based on estimates of their respective fair values. Based on preliminary estimates, the aggregate purchase price was allocated as $12.4 million to goodwill, $7.2 million to intangible assets, $1.3 million to assets other than goodwill and intangible assets and $28,000 to assumed liabilities. The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The purchase accounting for the Comstock Acquisition will be finalized at a later date not to exceed one year from the Comstock Acquisition date.

     On July 28, 2004, Jupitermedia acquired the assets of the Thinkstock Images and Thinkstock Footage businesses from Thinkstock, LLC for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock valued when issued at $541,000 (the "Thinkstock Acquisition"). Based on preliminary estimates, the aggregate purchase price was allocated as $2.7 million to goodwill, $1.5 million to intangible assets and $328,000 to assets other than goodwill and intangible assets. The purchase accounting for the Thinkstock Acquisition will be finalized at a later date not to exceed one year from the Thinkstock Acquisition date.

     The unaudited pro forma information below presents results of operations as if the Comstock Acquisition and the Thinkstock Acquisition had occurred as of January 1, 2003. The unaudited pro forma information is neither necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the period presented nor is it indicative of future results (in thousands, except per share amounts):

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ------------------    ------------------
                                          2003       2004       2003       2004
                                        -------    -------    -------    -------

      Revenues                          $16,453    $18,928    $40,881    $55,294
                                        =======    =======    =======    =======
      Net income                        $ 1,309    $ 5,109    $ 1,119    $11,693
                                        =======    =======    =======    =======
      Basic net income per share        $  0.05    $  0.16    $  0.04    $  0.41
                                        =======    =======    =======    =======
      Diluted net income per share      $  0.05    $  0.15    $  0.04    $  0.38
                                        =======    =======    =======    =======

7. SEGMENT INFORMATION

     Jupitermedia has four reportable segments: Online media, Online images, Research and Events. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com and ClickZ.com Networks. Due to the acquisition of ArtToday, Inc. on June 30, 2003, Jupitermedia added an additional reportable segment titled Online images. Online images consists of the JupiterImages business that includes the Comstock Images, Photos.com, Clipart.com, Thinkstock Images and Thinkstock Footage products. Research represents the JupiterResearch business. Events represents the JupiterEvents business. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 4 for the allocation of goodwill to Jupitermedia's reportable segments.

     Summary information by segment for the three and nine months ended September 30, 2003 and 2004 is as follows (in thousands):

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------    ------------------
                                         2003       2004       2003       2004
                                       -------    -------    -------    -------

     Revenues:
          Online media                 $ 7,070    $ 6,692    $17,749    $21,913
          Online images                  1,837      6,797      1,837     15,045
          Research                       2,134      2,279      6,567      6,822
          Events                         2,134      2,995      5,187      7,158
          Other                            153         11        453         35
                                       -------    -------    -------    -------
                                       $13,328    $18,774    $31,793    $50,973
                                       -------    -------    -------    -------
     Cost of revenues and operating
       expenses:
          Online media                 $ 4,452    $ 4,371    $12,602    $13,819
          Online images                  1,079      2,232      1,079      6,083
          Research                       1,996      2,185      6,860      6,611
          Events                         2,987      2,038      6,530      6,212
          Other                          2,073      2,777      5,532      7,829
                                       -------    -------    -------    -------
                                       $12,587    $13,603    $32,603    $40,554
                                       -------    -------    -------    -------
     Operating income (loss):
          Online media                 $ 2,618    $ 2,321    $ 5,147    $ 8,094
          Online images                    758      4,565        758      8,962
          Research                         138         94       (293)       211
          Events                          (853)       957     (1,343)       946
          Other                         (1,920)    (2,766)    (5,079)    (7,794)
                                       -------    -------    -------    -------
                                       $   741    $ 5,171    $  (810)   $10,419
                                       =======    =======    =======    =======

8. INCOME TAXES

     Jupitermedia did not provide for any current United States federal or state income taxes for any of the periods presented because it has experienced operating losses from its inception through the nine months ended September 30, 2003 and a full valuation allowance has been provided for any future benefits of such losses. Jupitermedia, however, did record a provision for taxes for the three and nine months ended September 30, 2004 of $5,000 and $145,000, respectively, relating primarily to certain of its international subsidiaries.

9. COMMITMENTS AND CONTINGENCIES

     A complaint was filed in Delaware Chancery Court on June 16, 1999 by a former shareholder of Mecklermedia alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor, and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media, Inc., or Penton Media, in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler (the "Delaware Action"). Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton Media, and sought damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant.

     The parties to the Delaware Action and the parties to a related class action brought against Penton Media in the United States District Court for the Southern District of New York (the "Penton Action") reached an agreement to settle both actions for $7.5 million. The insurance carrier that provided director and officer liability insurance to the directors of Jupitermedia has agreed to pay $2.875 million toward the settlement and

Penton Media's insurance carrier has agreed to pay the remaining portion of the settlement. The settlement agreement has been executed and notice of the settlement has been provided to members of settlement class. The New York court issued an order and final judgment approving the settlement and dismissing the Penton Action with prejudice subject to the terms of the settlement agreement. The Delaware court issued an order and final judgment approving the settlement and dismissing the Delaware Action with prejudice.

     On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation, are knowingly and willfully using the name "WISPCON" to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs' pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name "ISPCON." Jupitermedia owns 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. Defendants filed a motion to dismiss for lack of personal jurisdiction and have also filed an Answer and Counterclaim. Defendants sought injunctive relief and damages on their counterclaim for what they alleged was the plaintiffs' wrongful use of the name "WISPCON." The District Court, by Order dated September 7, 2004, dismissed the lawsuit and counterclaim without prejudice, with each party to bear its own costs. The parties entered into a settlement agreement to settle all claims of the lawsuit and counterclaim. In connection with the settlement, the ISPCON joint venture shall pay an amount that will not materially affect the financial statements of Jupitermedia.

     On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit on behalf of themselves and all others situated and/or the general public against thirteen co-defendants including Jupitermedia. Cisneros et al. allege that defendants' posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. Jupitermedia denies liability and intends to continue to defend itself vigorously.

     Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

10. FOLLOW-ON PUBLIC OFFERING OF COMMON STOCK

     On May 28, 2004, Jupitermedia completed a follow-on public offering of common stock, which generated net proceeds of $30.6 million for Jupitermedia. Of the 4,830,000 shares sold in the offering, Jupitermedia sold 3,830,000 shares and certain stockholders of Jupitermedia sold 1,000,000 shares. Jupitermedia sold an additional 630,000 shares pursuant to the exercise in full by the underwriters of their over-allotment option. Jupitermedia did not receive any of the net proceeds from the sale of shares by the selling stockholders.

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

     ONLINE MEDIA. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and ClickZ.com networks of over 150 Web sites and over 150 e-mail newsletters that generated approximately 300 million page views during the month of September 2004.

     We generate our Online media revenues from:

          o advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
          o e-commerce agreements, which generally include a fixed fee for advertising and either a bounty for new customer accounts or revenue sharing;
          o paid subscription services for our paid e-mail newsletters and services;
          o    advertiser sponsorships of our Webinars;
          o licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee's revenues generated by the licensed property; and
          o    renting our permission based opt-in e-mail list names.

     The principal costs of our Online media business relate to payroll for our editorial, technology and sales personnel as well as technology related costs for facilities and equipment.

     ONLINE IMAGES. Online images includes our JupiterImages network, which is a Web-based image resource serving creative professionals with products like Comstock Images, Photos.com, Clipart.com, Thinkstock Images and Thinkstock Footage.

     We generate our Online images revenues primarily from paid subscriptions that provide access to our image libraries, sales of CD-ROMs and licensing of single image downloads. Our images are primarily licensed online through our networks and through third party relationships. We also license a portion of our images to third parties for royalties based on the licensee's revenues generated by the licensed images. The principal costs of our Online images business relate to production and marketing personnel, technology infrastructure, royalties for images licensed from third parties, lead generation fees for sales referrals, marketing costs and credit card processing fees.

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

RECENT ACQUISITIONS

     On April 1, 2004, we acquired substantially all of the assets of Comstock, Inc., or Comstock Images, for $20.85 million in cash and the assumption of $28,000 of liabilities including accrued vacation and obligations to fulfill certain contractual commitments. Comstock Images has been in the stock imagery business since 1976 and possesses an extensive archive of over 500,000 wholly owned commercial stock images. We financed the acquisition with cash on hand and through credit facilities provided by HSBC Bank USA, or HSBC, which provide for aggregate borrowings of up to $23 million. Our credit facilities with HSBC are more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     On July 28, 2004, we acquired the assets of the Thinkstock Images and Thinkstock Footage businesses, or Thinkstock, from Thinkstock, LLC for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock. Thinkstock has been in the stock imagery and stock footage business since 1999 and is based in Charlotte, NC. The acquisition adds over 25,000 wholly owned digitized stock images and over 4,000 wholly owned stock video clips to JupiterImage's image library.

     During 2003, we made two significant acquisitions. On June 30, 2003, we acquired all of the stock of ArtToday, Inc., or ArtToday, from International Microcomputer Software, Inc., or IMSI, for $13.0 million in cash, 250,000 shares of our common stock and an earn-out that could result in an additional $4.0 million in cash consideration over the next two years. Earn-out payments are based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could have been earned for this earn-out period. Based upon the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI was paid $1.0 million in August 2004, representing the maximum amount that could have been earned for this earn-out period. With the acquisition of ArtToday we formed our Online images business, and therefore there are no financial results for this business prior to June 30, 2003. In 2004, we renamed our Online images business that was formerly known as ArtToday to JupiterImages.

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


RESULTS OF OPERATIONS

     REVENUES

     The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Online media         $  7,070    $  6,692    $   (378)    (5)%    $ 17,749    $ 21,913    $  4,164      23%
Online images           1,837       6,797       4,960    270         1,837      15,045      13,208     719
Research                2,134       2,279         145      7         6,567       6,822         255       4
Events                  2,134       2,995         861     40         5,187       7,158       1,971      38
Other                     153          11        (142)   (93)          453          35        (418)    (92)
                     --------    --------    --------    -----    --------    --------    --------    -----
                     $ 13,328    $ 18,774    $  5,446     41%     $ 31,793    $ 50,973    $ 19,180      60%
                     ========    ========    ========    =====    ========    ========    ========    =====

     ONLINE MEDIA. Beginning with the second quarter of 2003 and throughout the remainder of 2003 and into 2004, we experienced increases in revenues as conditions in the U.S. economy improved and advertisers, particularly technology companies, began to increase their advertising spending. The decrease in revenues during the three months ended September 30, 2004 was due primarily to a decrease in barter. The increase in revenues during the nine months ended September 30, 2004 was due primarily to an increase in the average amount of advertising purchased by our customers. We expect our Online media revenues to increase in the fourth quarter of 2004 in comparison to the third quarter.

     The following table sets forth, for the periods indicated, a comparison of our Online media revenues including barter (dollars in thousands):

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Online media         $  6,825    $ 6,676     $   (149)    (2)%    $ 17,009    $ 21,885    $  4,876      29%
Barter                    245         16         (229)   (93)          740          28        (712)    (96)
                     --------    --------    --------    -----    --------    --------    --------    -----
Total Online media   $  7,070    $ 6,692     $   (378)    (5)%    $ 17,749    $ 21,913    $  4,164      23%
                     ========    ========    ========    =====    ========    ========    ========    =====

            The following table sets forth a quarter-by-quarter comparison of the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

                                    NUMBER OF          AVERAGE REVENUE
                                   ADVERTISERS          PER ADVERTISER
                                   -----------          --------------
March 31, 2003                         228                    $14
June 30, 2003                          244                     19
September 30, 2003                     246                     24
December 31, 2003                      260                     24
March 31, 2004                         210                     29
June 30, 2004                          220                     29
September 30, 2004                     220                     24



     Barter revenues vary in correlation to the number of barter transactions into which we enter.

     We acquired the assets of DevX.com on July 11, 2003 and this acquisition contributed $1.0 million and $3.0 million to revenues during the three and nine months ended September 30, 2004, respectively. The decrease in the average revenue per advertiser from June 30 to September 30, 2004 was due primarily to seasonality.

     ONLINE IMAGES. We acquired ArtToday on June 30, 2003, and therefore there are no financial results for the Online images business prior to this date. We acquired the assets of Comstock on April 1, 2004 and the assets of Thinkstock on July 28, 2004, and therefore there are no financial results for these businesses prior to these respective dates. The acquisition of the assets of Comstock contributed $3.4 and $6.4 million to revenues during the three and nine months ended September 30, 2004, respectively, and the acquisition of the assets of Thinkstock contributed $486,000 for the three and nine months ended September 30, 2004.

     The following table sets forth, for the three and nine months ended September 30, 2004, the components of our Online images revenues (dollars in thousands):

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30, 2004     SEPTEMBER 30, 2004
                                      ------------------     ------------------
Subscriptions                                $2,745                $7,728
Single images                                 1,524                 2,997
CD-ROMs                                       1,027                 2,091
Distributors, licensing and other             1,501                 2,229
                                             ------               -------
Total Online images                          $6,797               $15,045
                                             ======               =======

     The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of our Online images revenues and subscription bookings for our subscription image products (dollars in thousands):

                                            REVENUES       SUBSCRIPTION BOOKINGS
                                            --------       ---------------------
September 30, 2003                           $1,788               $2,119
December 31, 2003                             2,115                2,530
March 31, 2004                                2,392                3,017
June 30, 2004                                 2,592                2,948
September 30, 2004                            2,745                3,388

     Revenues and subscription bookings have increased due primarily to an increase in the number of subscribers and an increase in average selling price of the mix of products purchased by our customers. The decrease in subscription bookings during the quarter ended June 30, 2004 was due primarily to seasonality. We expect our subscription bookings to continue to increase in the future.

     RESEARCH. We have experienced continued increases in renewal rates in 2003 and 2004 as conditions in the U.S. economy improved, as we launched several new research coverage areas and as companies once again began investing in market research.

     The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2003 through the third quarter of 2004:

                                PERCENTAGE OF CONTRACT     PERCENTAGE OF NUMBER
                                    VALUE RENEWED          OF CONTRACTS RENEWED
FISCAL QUARTER ENDED            ----------------------     --------------------
--------------------

March 31, 2003                             49%                       51%
June 30, 2003                              67                        69
September 30, 2003                         67                        72
December 31, 2003                          98                        86
March 31, 2004                            103                        77
June 30, 2004                              88                        71
September 30, 2004                         91                        68


     The amounts above reflect renewal activity to date. The ultimate results regarding renewals for the quarter ended September 30, 2004 will not be known until a future date due to the timing of the renewal of certain contracts. We expect the percentage of contract value renewed and the percentage of the number of contracts renewed to be greater than the results presented above for the quarter ended September 30, 2004.

     The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts (dollars in thousands):

                                                                 TOTAL ACTIVE
                                NUMBER OF ACTIVE CONTRACTS      CONTRACT VALUE
FISCAL QUARTER ENDED            --------------------------      --------------
--------------------

March 31, 2003                              217                     $8,646
June 30, 2003                               221                      8,119
September 30, 2003                          222                      7,668
December 31, 2003                           241                      8,082
March 31, 2004                              244                      8,426
June 30, 2004                               250                      8,498
September 30, 2004                          264                      8,748


     Active contract value is defined as the total value of all active syndicated research contracts without taking in to account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future. During 2003, we experienced an increase in the number of customers and, beginning with the fourth quarter of 2003 and continuing into 2004, we have experienced an increase in total value of our active contracts.

     EVENTS. The results of our Events business vary with the topics, frequency and timing of the events that we produce. We have made investments in events focused on specific vertical content areas that align with our other properties and, depending upon their success, we may or may not produce the events in the future. The following table sets forth, for the three and nine months ended September 30, 2003 and 2004, a comparison of the number of events we produced and the amount of our revenues relating to paid attendance, sponsor and exhibitor and barter revenues during the periods shown (dollars in thousands):


                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        ------------------    ------------------
                                          2003       2004       2003       2004
                                        -------    -------    -------    -------

     Number of events produced                6          5         19         15

     Attendee revenue                   $ 1,295    $ 1,587    $ 2,741    $ 3,813
     Sponsor and exhibitor revenue          781      1,338      2,279      3,144
     Barter revenue                          58         70        167        201
                                        -------    -------    -------    -------
            Total Events revenue        $ 2,134    $ 2,995    $ 5,187    $ 7,158
                                        =======    =======    =======    =======

     The increase in quarter over quarter and year over year revenues is due primarily to the growth of our Search Engine Strategies and IT Service Management Forum events.

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

     COST OF REVENUES AND GROSS PROFIT

     The following table sets forth, for the periods indicated, a comparison of our cost of revenues and gross profit by segment (dollars in thousands):


     COST OF REVENUES

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Online media         $  2,654    $  2,781    $    127       5%    $  7,649    $  8,551    $    902      12%
Online images             719       1,250         531      74          719       3,028       2,309     321
Research                1,196       1,346         150      13        3,918       3,900         (18)     --
Events                  1,553       1,101        (452)    (29)       3,016       3,566         550      18
                     --------    --------    --------    -----    --------    --------    --------    -----
                     $  6,122    $  6,478    $    356       6%    $ 15,302    $ 19,045    $  3,743      24%
                     ========    ========    ========    =====    ========    ========    ========    =====

     GROSS PROFIT

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Online media         $  4,416    $  3,911    $   (505)   (11)%    $ 10,100    $ 13,362    $  3,262      32%
Online images           1,118       5,547       4,429    396         1,118      12,017      10,899     975
Research                  938         933          (5)     -         2,649       2,922         273      10
Events                    581       1,894       1,313    226         2,171       3,592       1,421      65
Other                     153          11        (142)   (93)          453          35        (418)    (92)
                     --------    --------    --------    -----    --------    --------    --------    -----
                     $  7,206    $ 12,296    $  5,090     71%     $ 16,491    $ 31,928    $ 15,437      94%
                     ========    ========    ========    =====    ========    ========    ========    =====

     GROSS PROFIT %

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                ------------------    ------------------
                                  2003       2004       2003       2004
                                -------    -------    -------    -------

Online media                       62%        58%        57%        61%
Online images                      61         82         61         80
Research                           44         41         40         43
Events                             27         63         42         50
Other                             100        100        100        100
                                -------    -------    -------    -------
                                   54%        65%        52%        63%
                                =======    =======    =======    =======

     ONLINE MEDIA. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. The year-over-year increase in cost of revenues from 2003 to 2004 was due primarily to increased costs resulting from the acquisition of the assets of DevX.com, Inc. that added $822,000 to cost of revenues for the nine months ended September 30, 2004.

     The increase in gross profit for the nine months ended September 30, 2004 from the same period in 2003 was due primarily to the increase in revenues from 2003 to 2004 as well as additional gross profit provided by the acquisition of the assets of DevX.com. The decrease in gross profit percentage for the three months ended September 30, 2004 and the increase in gross profit percentage for the nine months ended September 30, 2004 is directly attributable to the change in revenues for each of the respective periods.

     We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

     ONLINE IMAGES. Cost of revenues primarily consists of payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. The acquisition of the assets of Comstock added $555,000 and $975,000 to cost of revenues during the three and nine months ended September 30, 2004, respectively, and these costs consisted primarily of payroll related costs. The acquisition of the assets of Thinkstock added $50,000 to cost of revenues for the three and nine months ended September 30, 2004.

     We license a portion of our image library from third parties and pay them a portion of the revenues we receive from our customers as royalties. Royalty expense was $334,000 and $1,050,000 for the three and nine months ended September 30, 2004. The amount we will pay in future royalties will vary in correlation to our revenues and the mix in the ownership of the images within our image library.

     The increase in gross profit and gross profit percentage for the three and nine months ended September 30, 2004 is directly attributable to the increased revenues for the respective periods.

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

     RESEARCH. Cost of revenues primarily consists of payroll costs related to research analysts and costs to acquire third party research data. Cost of revenues increased during the three months ended September 30, 2004 in comparison to the three months ended September 30, 2003 due primarily to an increase in costs of $149,000 associated with the acquisition of data for and production of our research products. Costs of revenues decreased during the nine months ended September 30, 2004 in comparison to the nine months ended September 30, 2003 due primarily to lower payroll related costs totaling $254,000 offset by the previously mentioned increased costs for the three months ended September 30, 2004.

     The increase in gross profit and gross profit percentage for the three and nine months ended September 30, 2004 is directly attributable to the increased revenues for the respective periods.

     We intend to make investments in new research coverage areas where appropriate and this may result in increased costs related to hiring personnel an acquiring data to produce our research.

     EVENTS. Cost of revenues primarily consists of payroll costs related to operations employees and event production costs such as venue and speaker costs. Costs of revenues have increased during the nine months ended September 30, 2004 in comparison to the prior year due primarily to the growth in the size of certain of our events.

     Gross profit percentage may vary with the topics, frequency and timing of the events we produce in addition to the impact of launching first-time events. The increase in gross profit and gross profit percentage during the three and nine months ended September 30, 2004 is due primarily to the costs incurred in 2003 in connection with the launch of our Computer Digital Expo event, as well as the growth of the Search Engine Strategies and IT Service Management Forum events in 2004.

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

     ADVERTISING, PROMOTION AND SELLING

     The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Online media         $  1,757    $  1,602    $   (155)    (9)%    $  4,504    $  5,046    $    542      12%
Online images             237         694         457    193           237       2,250       2,013     849
Research                  668         735          67     10         2,198       2,233          35       2
Events                  1,384         901        (483)   (35)        3,368       2,528        (840)    (25)
                     --------    --------    --------    -----    --------    --------    --------    -----
                     $  4,046    $  3,932    $   (114)    (3)%    $ 10,307    $ 12,057    $  1,750      17%
                     ========    ========    ========    =====    ========    ========    ========    =====

     ONLINE MEDIA. Advertising, promotion and selling expenses primarily consists of payroll costs for sales and marketing personnel. In addition, it includes costs related to marketing activities including barter. The year-over-year increase in advertising, promotion and selling expenses relates primarily to the acquisition of the assets of DevX.com that added an additional $420,000 to advertising, promotion and selling expenses for the nine months ended September 30, 2004. The remaining increase relates primarily to increased sales commissions paid to third parties and other employee related costs totaling $51,000 and $86,000, respectively, for the nine months ended September 30, 2004.

     Barter expense was $17,000 and $0 for the three months ended September 30, 2003 and 2004, respectively, and $58,000 and $11,000 for the nine months ended September 30, 2003 and 2004, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

     ONLINE IMAGES. Advertising, promotion and selling expenses primarily consists of payroll for marketing personnel, commissions to third parties for referrals, credit card transaction fees and advertising. The acquisition of the assets of Comstock added $400,000 and $1,265,000 to advertising, promotion and selling expenses during the three and nine months ended September 30, 2004, respectively. These costs included $188,000 and $818,000 for advertising and marketing promotions and $178,000 and $349,000 in payroll costs for the three and nine months ended September 30, 2004, respectively.

     In addition, we paid $39,000 and $173,000 in commissions to third parties for referrals of customers to JupiterImages that resulted in sales during the three and nine months ended September 30, 2004. In addition, we paid $89,000 and $297,000 during the three months and nine months ended September 30, 2004, respectively, in credit card transaction fees for the sale of our JupiterImages products. The amount we will pay in the future for commissions to third parties for referrals and credit card transaction fees will vary in correlation to our revenues. We incurred $84,000 and $319,000 in expenses during the three and nine months ended September 30, 2004, respectively, to advertise our JupiterImages products in various publications and to attend various trade shows. We will continue to advertise for these products in the future provided the return on the investment of such spending, as determined by the resulting sales, is justified.

     RESEARCH. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel.

     EVENTS. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel and advertising expense. The quarter-over-quarter and year-over-year expenses have decreased due to a reduction of employee related costs of $253,000 and $588,000, respectively. In addition, advertising costs for our events decreased $279,000 and $355,000 for the three and nine months ended September 30, 2004, respectively, due to a decrease in the number of events we produced during each period.

     Barter expense was $58,000 and $70,000 for the three months ended September 30, 2003 and 2004, respectively, and $167,000 and $198,000 for the nine months ended September 30, 2003 and 2004, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

            GENERAL AND ADMINISTRATIVE

            The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Online media         $    41     $    (12)   $    (53)   (129)%   $    449    $    222    $   (227)    (51)%
Online images             123         288         165     134          123         805         682     554
Research                  132         104         (28)    (21)         744         478        (266)    (36)
Events                     50          36         (14)    (28)         146         118         (28)    (19)
Other                   1,149       2,288       1,139      99        3,411       5,758       2,347      69
                     --------    --------    --------    -----    --------    --------    --------    -----
                     $  1,495    $  2,704    $  1,209      81%    $  4,873    $  7,381    $  2,508      51%
                     ========    ========    ========    =====    ========    ========    ========    =====

     ONLINE MEDIA. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The decrease in general and administrative expenses from 2003 to 2004 was due primarily to decreased provisions for losses on accounts receivable of $278,000 and $390,000 for the three and nine months ended September 30, 2004, respectively. These decreases were due to improved collections of our receivables. We do not expect this decrease to be a trend that will continue in the future. These decreases were offset by lower expenses of $316,688 and $309,375 for the three and nine months ended September 30, 2003 due to the recording of sublease income to offset rental expense for office space that had been previously vacated. In addition, we experienced a decrease in payroll costs of $77,000 for the three and nine months ended September 30, 2004 due to a reduction in DevX administrative personnel.

     ONLINE IMAGES. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. The acquisition of the assets of Comstock added $209,000 and $402,000 to general and administrative expenses during the three and nine months ended September 30, 2004, respectively. These costs included $122,000 and $219,000 for office related costs, $30,000 and $74,000 for provisions for losses on accounts receivable, $31,000 and $53,000 for payroll related costs and $8,000 and $34,000 in professional fees for the three and nine months ended September 30, 2004, respectively. During the nine months ended September 30, 2004, we recorded expenses of $86,000 for severance costs and $69,000 for the abandonment of a portion of our Tucson, Arizona office space.

     RESEARCH. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable. The decrease in expenses during the three and nine months ended September 30, 2004 was due primarily to a reduction in provisions for losses on accounts receivable of $2,000 and $121,000, respectively. This decrease was due to an improvement in our collections. We do not expect this decrease to be a trend that will continue in the future. There was also a decrease of $25,000 in office related costs during the three months ended September 30, 2004. In addition, general and administrative expenses decreased during the nine months ended September 30, 2004 due to a decrease in administrative payroll related costs of $68,000 and decreased office related costs of $85,000.

     EVENTS. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees.

     OTHER. General and administrative expenses primarily consist of payroll costs for administrative personnel, office related costs and professional fees. The quarter-over-quarter increase in general and administrative expenses relates to an increase in professional fees for consulting services of $338,000, legal expenses of $253,000 and payroll related costs of $170,000. The year-over-year increase in general and administrative expenses relates to an increase in legal expenses of $830,000, payroll and other employee related costs of $449,000, consulting services of $448,000 and professional fees for audit and tax related services of $287,000. The increase in legal expenses is due to increased costs relating to certain legal proceedings. We expect our legal expenses to decrease in the foreseeable future. The increase in professional fees was caused primarily by increased audit and tax related services due to the increase in the size of our business. Additionally, we incurred an increase in consulting fees in conjunction with the requirements of complying with the Sarbanes-Oxley Act of 2002. We expect the level of our audit, tax and consulting related services to remain constant for the remainder of 2004.

     DEPRECIATION AND AMORTIZATION

     The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Depreciation         $    407    $    129    $   (278)   (68)%    $  1,108    $    594    $   (514)   (46)%
Amortization              517         360        (157)   (30)        1,013       1,477         464     46
                     --------    --------    --------    -----    --------    --------    --------    -----
                     $    924    $    489    $   (435)   (47)%    $  2,121    $  2,071    $    (50)     2%
                     ========    ========    ========    =====    ========    ========    ========    =====

     Depreciation expense decreased during the three and nine months ended September 30, 2004 due primarily to reduced capital expenditures and an increase in assets having already been fully depreciated.

     Amortization expense decreased during the three months ended September 30, 2004 as the final valuation of the DevX.com's intangible assets was determined in the fourth quarter of 2003 and resulted in a lower carrying value. In addition, there was an increase in certain assets being fully amortized. These decreases were partially offset by the acquisition of the assets of Thinkstock.

     Amortization expense increased during the nine months ended September 30, 2004 due primarily to the increase in intangible assets relating to the acquisition of ArtToday and the acquisition of the assets of Comstock and Thinkstock.

     The acquisitions of the assets of Comstock and Thinkstock added $363,000 and $55,000 to depreciation and amortization expense, respectively, during the nine months ended September 30, 2004.

     Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to the acquisitions of the assets of Comstock and Thinkstock or any acquisitions that may be completed during the remainder of 2004.

     INCOME (LOSS) ON INVESTMENTS AND OTHER, NET

     The following table sets forth, for the periods indicated, a quarter-over-quarter comparison of our income (loss) on investments and other, net (dollars in thousands):

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Income (loss) on
investments and
other, net           $     30    $      5    $    (25)   (83)%    $     29    $    124    $     95     328%


     During the three months ended September 30, 2003, we recorded a net gain from the sale of assets of $30,000.

     During the nine months ended September 30, 2004, we recorded other income of $130,000 relating to litigation settlements offset by a loss on investments of $9,000.

     INTEREST INCOME AND INTEREST EXPENSE.

     The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                         SEPTEMBER 30,         2003 VS. 2004          SEPTEMBER 30,         2003 VS. 2004
                     --------------------    -----------------    --------------------    -----------------
                       2003        2004          $         %        2003        2004          $         %
                     --------    --------    --------    -----    --------    --------    --------    -----
Interest income      $     23    $     55    $     32     139%    $    174    $     82    $    (92)    (53)%
Interest expense     $    (10)   $    (39)   $    (29)   (290)%   $    (10)   $   (101)   $    (91)   (910)%

     The quarter-over-quarter increase in interest income from 2003 to 2004 was due to a higher average cash balance resulting from the completion of our follow-on public offering of common stock in May 2004.

     The year-over-year decrease in interest income from 2003 to 2004 was due to the lower average cash balances resulting from multiple acquisitions, including our acquisitions of ArtToday in June 2003 and the assets of DevX.com in July 2003, Comstock in April 2004 and Thinkstock in July 2004. We expect our interest income to increase due to the completion of our follow-on public offering of common stock mentioned above.

     Interest expense relates to long-term financing arrangements assumed as part of the acquisition of ArtToday as well as borrowing under our revolving credit facilities used to partially finance the acquisition of the assets of Comstock on April 1, 2004.

     PROVISION FOR INCOME TAXES.

     Provision for income taxes relates primarily to foreign income taxes for certain of our international subsidiaries. There was no provision for any current United States federal or state income taxes for any of the periods presented because we have experienced operating losses from our inception through the nine months ended September 30, 2003 and a full valuation allowance has been provided for any future benefits of such losses.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,          2003 VS. 2004
                              --------------------    -------------------
                                2003        2004          $          %
                              --------    --------    --------    -------
Operating cash flows          $    366    $ 14,894    $ 14,528     3,969%
Investing cash flows           (17,133)    (27,163)    (10,030)      (61)
Financing cash flows               305      35,409      35,104    11,510
Capital expenditures              (211)       (269)        (58)      (27)


                                         AS OF                  2003 VS. 2004
                              ----------------------------   -------------------
                              DECEMBER 31,   SEPTEMBER 30,
                                  2003           2004            $          %
                              -----------    -------------   ---------    ------
Cash and cash equivalents      $   9,567      $   32,707     $  23,140     242%
Accounts receivable, net          10,281          10,293            12      --
Working capital                    5,646          26,721        21,075     373


     Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in June, 1999, February, 2000 and May 2004, respectively. Cash increased in 2004 primarily due to proceeds from our May 2004 public offering of common stock, cash flows from operations and proceeds from the exercise of stock options.

     Cash provided by operating activities increased in 2004 due primarily to increases in our net income and our deferred revenues. In 2004, deferred revenues increased primarily due to the increased bookings for our Online images business and bookings for paid attendance, sponsorships and exhibition space fees for certain events to be held in the future. Net cash provided by operating activities for the nine months ended September 30, 2003 was primarily a result of our net losses adjusted for depreciation and amortization and non-cash barter transactions as well as decreases in accounts receivable offset by decreases in accounts payable and accrued expenses.

     The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2004 increased from cash used in 2003 primarily due to the acquisitions of the assets of Comstock and Thinkstock. As part of the acquisition of ArtToday, we are required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based on the results of ArtToday for the period from July 1, 2003 to December 31, 2003, the seller, International Microcomputer Software, Inc. ("IMSI"), was paid $1.0 million in February 2004, which represents the maximum amount that could have been earned for this earn-out period. Based on the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI was paid $1.0 million in August 2004, which represents the maximum amount that could have been earned for this earn-out period. Net cash used in investing activities in 2003 related primarily to the acquisition of ArtToday.

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

     On April 1, 2004, we obtained secured revolving credit facilities from HSBC, which provide for aggregate borrowings of up to $12 million. These revolving credit facilities consist of an $8 million revolving credit facility, borrowings under which are capped at the lesser of $8 million and 80% of our eligible accounts receivable, and a $4 million revolving credit facility. We pay a commitment fee of 0.5% per annum on the daily average unused amount of available borrowings under our $8 million credit facility. Both the $8 million credit facility and the $4 million credit facility are collateralized by all of our assets. At our option, borrowings under these credit facilities bear interest either at a rate equal to HSBC's prime rate or at a equal to LIBOR plus 2.0%. All borrowings under these revolving credit facilities are due and payable on March 31, 2005.

     On April 8, 2004, we obtained an additional secured revolving credit facility from HSBC, which provides for additional borrowings of up to $11 million. Borrowings under this $11 million revolving credit facility bear interest at a rate equal to LIBOR plus 1.35% and are collateralized by all of our assets. All borrowings under this facility are due and payable on March 31, 2005.

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

     On May 28, 2004, Jupitermedia completed a follow-on public offering of common stock that generated proceeds of $30.6 million for Jupitermedia. Of the 4,830,000 shares sold in the offering, 3,830,000 shares were sold by Jupitermedia and 1,000,000 shares were sold by certain stockholders of Jupitermedia. A portion of the proceeds from this offering was used to repay all amounts outstanding under the credit facilities. We will evaluate whether to terminate these credit facilities or keep all or a portion of them available for future financing needs.

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

     We have investments in internet.com Venture Fund I LLC, or Fund I, internet.com Venture Fund II LLC, or Fund II, and internet.com Venture Partners III LLC, or Fund III, that were organized on March 4, 1999, September 3, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. As of September 30, 2004, we had a 14%, 12% and 14% interest in each of Fund I, Fund II, and Fund III, respectively, and the aggregate carrying value of our investments in these three funds was $170,000. The carrying value of our investments in the venture funds declined $540,000 during the nine months ended September 30, 2004 due primarily to cash and stock distributions from Fund II and Fund III in the amount of $493,000. As of September 30, 2004, the carrying value of our direct investments in venture fund related portfolio companies was $607,000. We were fully invested in all three funds as of September 30, 2004 and no longer had any outstanding capital commitments related to the funds.

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

     In October 2002, the operating agreement of Fund III was amended to reduce its committed capital from $75.0 million to $22.5 million and to provide for the cessation of investments, dissolution of the fund and the distribution of its assets following December 31, 2003. In February 2003, the operating agreement of Fund II was amended to provide for the cessation of fund investments, dissolution and distribution of its assets following December 31, 2003. Both Fund II and Fund III are in the process of being dissolved and final distributions are expected to be made following such dissolutions. The liquidation and distribution of the assets of Fund II and Fund III is substantially complete, and the dissolution of these funds will occur in the fourth quarter of 2004.

     Our transactions are generally conducted, and, as of September 30, 2004, 96% of our cash was held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

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

     CHANGES IN INTERNAL CONTROLS. No change in our internal controls over financial reporting occurred during the third quarter of our current fiscal year that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

     SARBANES-OXLEY ACT OF 2002 - SECTION 404. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Our independent registered public accounting firm is required to attest to and report on management's assessment of such internal controls.

     We are currently performing the system and process documentation and evaluation needed to comply with Section 404. This process is extremely time consuming and subject to change, as there is no precedent available by which to measure compliance. In this regard, our auditors have informed us that they may not be able to complete their work on a timely basis in order to report on our internal controls as of December 31, 2004. If we are unable to assert that our internal controls over financial reporting are effective as of December 31, 2004 or if our auditors are unable to timely attest that our management's report is fairly stated or our auditors are unable to express an opinion on our management's evaluation or on the effectiveness of the internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

     PART II - OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

                         A complaint was filed in Delaware Chancery Court on
                    June 16, 1999 by a former shareholder of Mecklermedia alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor, and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media, Inc., or Penton Media, in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler (the "Delaware Action"). Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton Media, and sought damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant.

                         The parties to the Delaware Action and the parties to a
                    related class action brought against Penton Media in the United States District Court for the Southern District of New York (the "Penton Action") reached an agreement to settle both actions for $7.5 million. The insurance carrier that provided director and officer liability insurance to the directors of Jupitermedia has agreed to pay $2.875 million toward the settlement and Penton Media's insurance carrier has agreed to pay the remaining portion of the settlement. The settlement agreement has been executed and notice of the settlement has been provided to members of settlement class. The New York court issued an order and final judgment approving the settlement and dismissing the Penton Action with prejudice subject to the terms of the settlement agreement. The Delaware court issued an order and final judgment approving the settlement and dismissing the Delaware Action with prejudice.

                         On February 28, 2003, Jupitermedia filed a lawsuit in
                    the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation, are knowingly and willfully using the name "WISPCON" to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs' pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name "ISPCON." Jupitermedia owns 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. Defendants filed a motion to dismiss for lack of personal jurisdiction and have also filed an Answer and Counterclaim. Defendants sought injunctive relief and damages on their counterclaim for what they alleged was the plaintiffs' wrongful use of the name "WISPCON." The District Court, by Order dated September 7, 2004, dismissed the lawsuit and counterclaim without prejudice, with each party to bear its own costs. The parties entered into a settlement agreement to settle all claims of the lawsuit and counterclaim. In connection with the settlement, the ISPCON joint venture shall pay an amount that will not materially affect the financial statements of Jupitermedia.

                         On August 3, 2004, Mario Cisneros and Michael Voight
                    filed a class action lawsuit on behalf of themselves and all others situated and/or the general public against thirteen co-defendants including Jupitermedia. Cisneros et al. allege that defendants' posting of paid advertising providing links to Internet gambling

                    Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. Jupitermedia denies liability and intends to continue to defend itself vigorously.

                         Jupitermedia is subject to legal proceedings and claims
                    that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia. .


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

                    Exhibit
                    Number     Description
                    -------    -------------------------------------------------
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

                    * Incorporated herein by reference to the Registrant's Form 10-K filed on March 5, 2004.

                    ** Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.

                    (b) Reports on Form 8-K

                    On August 2, 2004, Jupitermedia filed a Form 8-K announcing the acquisition of substantially all of the assets of Thinkstock and Thinkstock Footage from Thinkstock, LLC pursuant to an Asset Purchase Agreement dated July 28, 2004 between ArtToday, Inc., a wholly owned subsidiary of Jupitermedia, and Thinkstock, LLC.

                    On August 5, 2004, Jupitermedia filed a Form 8-K announcing its financial results for the quarter ended June 30, 2004.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 2004                    Jupitermedia Corporation



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