Form 10-K
period 2004-12-31
JUPITERMEDIA CORP
filed 2005-03-16
CIK 1083712

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                        COMMISSION FILE NUMBER: 333-76331

                            JUPITERMEDIA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                             06-1542480
(STATE OR OTHER JURISDICTION OF                               (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

     23 OLD KINGS HIGHWAY SOUTH
        DARIEN, CONNECTICUT                                     06820
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2004, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $281,397,000.

The number of shares of the outstanding registrant's Common Stock as of March 14, 2005, was 33,844,810.

INFORMATION REQUIRED BY PART III OF THIS FORM 10-K, TO THE EXTENT NOT SET FORTH HEREIN, IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2005 ANNUAL MEETING OF STOCKHOLDERS, WHICH WILL BE FILED PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR TO WHICH THIS FORM 10-K RELATES.

================================================================================

                            JUPITERMEDIA CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I      ................................................................   3
Item 1.     Business  ......................................................   3
Item 2.     Properties  ....................................................  12
Item 3.     Legal Proceedings ..............................................  13
Item 4.     Submission of Matters to a Vote of Security Holders ............  14
PART II     ................................................................  15
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ..............  15
Item 6.     Selected Consolidated Financial Data ...........................  16
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  17
Item 7A.    Quantitative and Qualitative Disclosure About Market Risks .....  32
Item 8.     Financial Statements and Supplementary Data ....................  34
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................  63
Item 9A.    Controls and Procedures ........................................  63
Item 9B.    Other Information...............................................  63
PART III    ................................................................  63
Item 10.    Directors, Executive Officers of the Registrant ................  63
Item 11.    Executive Compensation .........................................  64
Item 12.    Security Ownership of Certain Beneficial Owners and Management .  64
Item 13.    Certain Relationships and Related Transactions .................  64
Item 14.    Principal Accountant Fees and Services .........................  64
PART IV     ................................................................  65
Item 15.    Exhibits and Financial Statement Schedules .....................  65
Signatures  ................................................................  67



      "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example, the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia's future revenues, expenses, cash flows and stock price; Jupitermedia's ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia's dependence on a limited number of advertisers; and Jupitermedia's ability to protect its intellectual property. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and Jupitermedia assumes no obligation to update the forward-looking statements after the date hereof.

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

      We operate four interrelated and complementary businesses through some of the most well known brands targeted at IT, business and creative professionals:

      o JupiterWeb, our online media business, operates five distinct online networks: internet.com and EarthWeb.com for IT and business professionals, DevX.com for software and Web developers, ClickZ.com for interactive marketers and Graphics.com for creative professionals;

      o JupiterImages, our online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands such as Comstock Images, Thinkstock Images, Thinkstock Footage, Photos.com, HemeraImages.com, Ablestock.com, Clipart.com and Animations.com;

      o JupiterResearch, our market research and consulting business, is a leading international market research and advisory business specializing in business and technology market research; and

      o JupiterEvents, our offline conference and trade show business, is a leading producer of conferences and trade shows focused on IT and business-specific topics.

      We have developed and branded these businesses in a manner that enables us to cross-leverage and cross-promote the content and users of each. For example, many of the users of our online media networks also attend our events, subscribe to our research and utilize our images products. Similarly, many attendees at our conferences also use our online networks and subscribe to our research, and many of our research clients use our online networks and attend our events.

OUR STRATEGY

      Our objective is to strengthen our position as a leading provider of original online information, images, research and events for IT, business and creative professionals. We intend to achieve this objective by continuing to execute on the following strategies:

      LEVERAGE OUR INTERRELATED AND COMPLEMENTARY BUSINESS SEGMENTS. We operate in four interrelated and complementary business segments. We will continue to cross-leverage and cross-promote our various products and service offerings among the users of our online networks, our image and research offerings and attendees to our events.

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

      GROW THROUGH TARGETED ACQUISITIONS. We have made a number of acquisitions since our inception and we expect to continue to aggressively pursue strategic acquisition opportunities to strengthen our offerings and services. We may also acquire IT and Internet related media properties, images and graphics related properties to obtain valuable content, images, brands, expertise and access to new users, advertisers and vendors. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions other than those that have been reported by us from time to time in our filings made pursuant to the Securities Exchange Act of 1934. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate other media and image properties that are complementary to our business. Our acquisitions of ArtToday, DevX.com, Comstock, Thinkstock, Hemera and Dynamic Graphics Group are complementary to our other online properties and have expanded and diversified our revenue sources.

SEGMENTS

      We operate in four business segments under the following brands:

     SEGMENT                   BRAND                  DESCRIPTION
     -------                   -----                  -----------
   o Online media           o JupiterWeb        o JupiterWeb consists of our
                                                 internet.com,
                                                 EarthWeb.com,DevX.com,
                                                 ClickZ.com and Graphics.com
                                                 networks of over 150 Web sites
                                                 and over 150 e-mail newsletters
                                                 that, as of January 2005,
                                                 generated over 300 million page
                                                 views monthly.

  o Online images          o JupiterImages     o JupiterImages is one of the
                                                 leading images companies in the
                                                 world with over 7.0 million
                                                 images online serving creative
                                                 professionals.

  o Research               o JupiterResearch   o JupiterResearch provides
                                                 business and technology market
                                                 insight, data and objective
                                                 analysis for both end-user and
                                                 vendor companies.

  o Events                 o JupiterEvents     o JupiterEvents is a leading
                                                 producer of conferences and
                                                 trade shows focused on IT and
                                                 business-specific topics.

      Segment financial data for the years ended December 31, 2002 through 2004 appears in Note 8 to the Consolidated Financial Statements.

      ONLINE MEDIA

      The following is a brief description of each of our Online media networks:

      o internet.com provides enterprise IT and business professionals with the news, original information resources and community they need to succeed in today's rapidly evolving IT and business environment.

      o EarthWeb.com's sites are organized into five "channels" targeting the needs of IT management, hardware and systems professionals, networking and communications administrators and Web and software developers.

      o DevX.com is a provider of original technical information and services that enables corporate application development teams to efficiently address development challenges and projects.

      o ClickZ.com publishes news, original information, analysis and opinion for interactive marketing professionals.

      o Graphics.com provides creative professionals with news, resources and the community they need to succeed.

      We generate our Online media revenues primarily from advertising sold on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists. We typically provide guarantees of a minimum number of advertising impressions or times that users of our Web sites and related media properties view an advertisement. Revenues from advertising on our Online media networks were 40%, 42% and 33% of consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

      We also generate online media revenues from the following:

      CUSTOM ONLINE PUBLISHING. We offer custom online publishing programs developed in conjunction with our customers to help them achieve their marketing objectives. Depending on customer requirements, these programs offer prominent placement within the most relevant sections of our networks, which ensures that our customers' messages and offers are seen by the appropriate audience.

      E-COMMERCE AGREEMENTS AND OFFERINGS. We enter into a number of e-commerce agreements, which generally provide for a fixed advertising fee and either a bounty for new customer accounts or revenue sharing ranging from 10% to 50% of the sales made by the e-commerce vendor as a result of links from our networks. E-commerce agreements typically are a minimum of three months in duration.

      PAID SUBSCRIPTION SERVICES. We offer paid subscription services to our customers for our e-mail newsletters and services SearchEngineWatch.com, TheCounter.com, TheGuestbook.com, WinDrivers.com and DevXPremierClub. These subscription services are sold through our own networks and through third party relationships.

      PERMISSION BASED OPT-IN E-MAIL LIST RENTALS. We offer for rental our permission based opt-in e-mail list names relating to over 200 IT and Internet-specific topics. Our users volunteer, or opt-in, to be included on these lists to receive e-mail product offerings and information relevant to their interests. Subscribers to these permission based opt-in e-mail lists receive e-mail announcements of special offers relating to each topic subscribed.

      WEBINARS. We offer JupiterWebinars, which are objective, educational online forums that provide focused research findings and analysis from our JupiterResearch business and from other notable analysts, journalists and industry experts. JupiterWebinars are free to qualified professionals. We generate revenue from advertiser sponsorships.

      LICENSING AGREEMENTS. We license certain editorial content, software and brands to third parties for fixed fees and royalties. We license selected portions of our editorial content to print publishers. We license one-time rights to reprint individual articles, online or in print, to third parties. We also license software to third parties that is used for Web site development. We provide access to limited versions of our editorial content to others at no charge in order to promote our brands and generate traffic.

      ONLINE IMAGES

      Our JupiterImages network of graphics related Web sites, includes Comstock Images, Thinkstock Images, Thinkstock Footage, Photos.com, HemeraImages.com, Ablestock.com, Clipart.com and Animations.com. We believe that Clipart.com is the largest paid subscription-based graphics resource on the Web with over 6.0 million clipart images, animations, photos, fonts and sounds.

      The JupiterImages network of Web sites has a library of over 7.0 million images online and, as of January 2005, generated over 110 million page views per month. We generate our Online images revenue from paid subscriptions, which are offered based on a variety of prices and terms, to access our image libraries. Once a customer becomes a subscriber, they have the ability to obtain copies of images within our image libraries. Paid subscriptions are primarily sold online through our networks and through third party relationships. We also derive revenue from granting rights to use images that are downloaded or delivered on CD-ROMs. We have agreements with a number of distributors of digital images and video clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. We also license a portion of our images to third parties for royalties based on the licensee's revenues generated by the licensed images.

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

      SYNDICATED RESEARCH. Syndicated research delivers data and original and proprietary analysis through both written research reports and analyst inquiry. Reports include forecasts and survey data to understand consumers' behaviors and preferences, as well as how executives are investing in particular technologies and platforms. Analyst inquiry allows companies to look into a given subject one-on-one, to test ideas and to add objective insight for specific industries and online circumstances. Syndicated research is typically sold on a subscription basis, either as a package of all research and reports covering our primary business areas or on a selective, area-by-area or market-by market basis. Our research coverage areas include the following 24 primary business areas and 10 vertical markets:

      PRIMARY BUSINESS AREAS--UNITED STATES

      PERSONAL TECHNOLOGIES & ACCESS MARKETING & MEDIA

      o  Broadband                             o  Content & Programming
      o  Digital Television                    o  Digital Rights Management
      o  Home Theater                          o  Marketing & Branding
      o  Personal Computer and Console Games   o  Online Advertising
      o  Personal Technology                   o  Online Behavior & Demographics
      o  Wi-Fi Mobility                        o  Online Search
      o  Wireless

      WEB TECHNOLOGIES & OPERATIONS

      o  Customer Relationship Management
      o  Marketing Operations
      o  Payments & Transactions
      o  Site Technologies & Operations

      PRIMARY BUSINESS AREAS--EUROPE

      o  Commerce                              o  Marketing & Advertising
      o  Content & Programming                 o  Platforms & Access
      o  Country Focus                         o  Wireless
      o  Market Forecasts

      VERTICAL INDUSTRY RESEARCH

      o  Automotive                            o  Health
      o  Banking & Lending                     o  Microsoft Monitor
      o  Brokerage & Wealth Management         o  Music
      o  Consumer Packaged Goods               o  Retail
      o  Entertainment & Media                 o  Travel

      CUSTOM RESEARCH AND CONSULTING. Our Custom Research and Consulting services address our clients' project-specific research needs. Strategic consulting projects utilize a variety of research methodologies to provide proprietary recommendations; allow clients to test specific hypotheses regarding how new technologies, competitive forces and alternative go-to-market strategies affect their market position; and expand on JupiterResearch's knowledge and data, often focusing on markets or issues not directly covered in existing products. Types of custom research projects include market opportunity assessments, leading practice analyses, business evaluations, new business model assessments, multi-client studies and site benchmarking.

      EVENTS

      JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics that are aligned with our online media properties. JupiterEvents include an extensive conference program that provides a forum for the exchange and dissemination of information relevant to the particular event's focus.

      In addition, most events have "keynote" sessions with speakers who are known for their industry knowledge and expertise.

      We are able to efficiently promote these events through our online media networks. We generate revenues from attendee registrations, exhibition space from exhibitors who pay a fixed price per square foot of booth space and advertiser and vendor sponsorships.

      Events scheduled for 2005, some of which are produced in multiple cities in both the United States and around the world each year, include:

      o     Digital Rights Management Strategies
      o     IT Service Management Forum
      o     Search Engine Strategies
      o     WiFi/VoWiFi Planet

      VENTURE FUND INVESTMENTS

      We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. We were the portfolio manager of, and an investor in, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, or Fund III, a $75.0 million venture fund formed in January 2000. All of these funds invested in early-stage content-based Internet properties that are not competitive with our business. In February 2003, the operating agreement of Fund II was amended to provide for the dissolution of the fund and distribution of the fund's assets following year-end 2003. In October 2002, the operating agreement of Fund III was amended to reduce Fund III's committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund's assets following year-end 2003. Both Fund II and Fund III were dissolved in December of 2004 and final distributions were made following such dissolutions. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I were sourced from third party investors. We no longer have any outstanding capital commitments related to Fund
I. The aggregate carrying value of our investment in Fund I was $171,000 as of December 31, 2004.

      Through I-Venture Management LLC, we earn management fees for the day-to-day operation and general management of our venture funds. In addition, through I-Venture Management LLC, we are entitled to up to 20% of the realized gains on investments made by these funds, after an 8% per annum preferred return to investors. Due to the liquidation and dissolution of Fund II and Fund III and the small size of Fund I, these fees will be negligible in 2005 and in the future.

CORPORATE INFORMATION

      Prior to the acquisition of Mecklermedia Corporation ("Mecklermedia") by Penton Media, Inc. ("Penton Media") in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia. Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering IT and the Internet industry. In connection with this acquisition, Penton Media determined that Mecklermedia's Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia's Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of February 10, 2004, Mr. Meckler beneficially owned approximately 38.7% of our outstanding common stock.

      internet.com LLC was incorporated on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999.

      On May 24, 2001, internet.com Corporation changed its name from internet.com Corporation to INT Media Group, Incorporated. On August 12, 2002, INT Media Group, Incorporated changed its name to Jupitermedia Corporation.

      Our principal executive offices are located at 23 Old Kings Highway South, Darien, Connecticut 06820 and our telephone number is (203) 662-2800.

      Our website address is http://www.jupitermedia.com. We make available free of charge, through a link on our website to the Securities and Exchange Commission's ("SEC") internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

MARKETING AND SALES

      Our marketing efforts are directed largely at acquiring advertising, image and research clients, subscribers to our paid subscription products, and exhibitors, sponsors and attendees for our events.

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

GEOGRAPHIC FINANCIAL INFORMATION

      The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues by geographic region:

                                            2002          2003          2004
                                            ----          ----          ----
          United States of America           95%           95%           95%
          International                       5             5             5
                                            ----          ----          ----
                                            100%          100%          100%
                                            ====          ====          ====
INTELLECTUAL PROPERTY

      We seek protection of our proprietary images, content, logos, brands, domain names and software relating to our Web sites, e-mail newsletters, online discussion forums, moderated e-mail discussion lists and research reports and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We pursue the registration of our trademarks and service marks in the United States and internationally, and have applied for registration in the United States and over 50 other countries for a number of our trademarks and service marks. We have encountered obstacles to registration of some marks in several of these countries. We also pursue copyright registration of our content in the United States. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our services or make them available through the Internet, and it is difficult for us to police unauthorized use of our proprietary rights and information.

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

      Our business activities may infringe upon the proprietary rights of others, and other parties might assert infringement claims against us. From time to time, we have been, and expect to continue to be, subject to claims in the ordinary course of our business including claims of alleged infringement of the trademarks, service marks content, images and other intellectual property rights of third parties. If similar claims are made against us in the future, those claims and any resultant litigation might subject us to liability for damages, result in invalidation of our proprietary rights and, even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of our resources and the attention of our management. As a result, our business, results of operations, financial condition and cash flows would suffer.

      We generally obtain our content, images and some of our technology from our employees or pursuant to work-for-hire arrangements. We also license technology, content and images from third parties. In such license arrangements, we generally obtain representations as to origin and ownership of such content, images and technology and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that such content, images or technology violates the rights of another. We cannot be sure that these third party content, images and technology protections will be effective or sufficient or that we will be able to maintain such content, images or technology on commercially reasonable terms. As a result, our business, results of operations, financial condition and cash flows would suffer.

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

DOMAIN NAMES

      We own numerous domain name registrations, both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain comparable domain names in all the countries in which we conduct business.

      The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

      The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues derived from the 20 largest customers in each segment. One customer accounted for 12% of our Online media revenues in 2004. No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

                                         2002          2003          2004
                                         ----          ----          ----

          Online media                    31%           48%           54%
          Online images                   --            --            --
          Research                        34            36            22
          Events                          13            15            13
          All segments combined           27            35            25

      If we were to lose one or more of our significant customers, our future financial results could be negatively affected.

BACKLOG

      The following is a summary of our backlog for each of our segments as of December 31, 2003 and 2004 (in thousands):

                                                DECEMBER 31,
                                          ------------------------
                                            2003            2004
                                          --------        --------
          Online media                    $  5,546        $  4,671
          Online images                      2,322           4,490
          Research                           4,430           6,372
          Events                               937           2,160
                                          --------        --------
                                          $ 13,235        $ 17,693
                                          ========        ========

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

      Substantially all of our backlog as of December 31, 2004 will be recognized as revenue in 2005.

COMPETITION

      ONLINE MEDIA

      The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated. We expect that competition will continue to intensify. Competitive factors in this industry include editorial quality, quantity and quality of the users of our networks, customer service, pricing and the strength of our complementary offerings. We compete with other companies, which direct a portion of their overall Web content at the IT and Internet professional community, such as CNET, Inc., CMP Media Inc., International Data Group, Open Source Technology Group, TechTarget Inc. and Ziff Davis Media Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media.

      ONLINE IMAGES

      The market for visual content is highly competitive. Competitive factors in this industry include the quality, relevance and diversity of our image library, the quality of our contributing photographers, customer service, pricing, accessibility of our images and our speed of fulfillment. Our primary competitors include Getty Images, Inc. and Corbis Corporation. We also compete with smaller image aggregators throughout the world.

      RESEARCH

      Competitive factors in the market for research products and services include the quality, relevance and timeliness of our research and analysis, customer service and price. Our principal competitors are Forrester Research, Inc., Gartner Inc. and IDC, a subsidiary of International Data Group. Numerous other companies, however, compete with us both domestically and internationally in providing research and analysis related to a specific industry or geographic area. In addition, we face increased direct and indirect competition from IT research firms, business consulting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

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

      Many of our current and potential competitors in our various segments have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can.

EMPLOYEES

      The following is a summary of our employees by segment as of December 31, 2003 and 2004:

                                         DECEMBER 31,    DECEMBER 31,
                                            2003            2004
                                          --------        --------
          Online media                         147             129
          Online images                         17              84
          Research                              64              69
          Events                                25              20
          Other                                 26              37
                                          --------        --------
                                               279             339
                                          ========        ========

ITEM 2. PROPERTIES

      The following table sets forth a list of our current office leases:

                                TERMINATION
LOCATIONS           SQUARE FEET     DATE                     USE
---------------------------------------------     ----------------------------
OCCUPIED
Darien, CT             18,000   February 2007     Administrative, Online media
                                                  editorial, IT operations,
                                                  Events sales and operations
                                                  personnel
New York, NY           16,000   July 2007         Online media sales and
                                                  editorial, Research analysts
                                                  and sales personnel
Mountainside, NJ       15,000   June 2005         Online images operations and
                                                  marketing
Gatineau, Quebec        9,500   July 2009         Online images operations and
                                                  marketing
McLean, Virginia        6,000   May 2005          Online images operations and
                                                  marketing
San Francisco, CA       5,700   August 2006       Online media sales and
                                                  Research sales personnel
Essex, England          5,000   December 2009     Online images operations and
                                                  marketing
Tucson, AZ              5,000   November 2005     Online images operations and
                                                  marketing
Charlotte, NC           3,000   November 2007     Online images operations and
                                                  marketing
Toronto, Ontario        2,500   July 2005         Online images operations and
                                                  marketing
Dee Why, Australia      2,500   January 2007      Online images operations
Boston, MA              2,000   July 2006         Online media editorial, IT
                                                  operations and Research sales
                                                  personnel
Stramberg, Germany      1,900   December 2007     Online images operations
London, England         1,800   June 2005         Online images operations
Westboro, MA            1,500   January 2007      Events operations personnel
Berlin, Germany         1,000   December 2005     Online media sales personnel
Steinsel, Luxembourg    1,000   May 2007          Online images operations and
                                                  marketing
Paris, France           1,000   March 2005        Research sales personnel
London, England         1,000   May 2005          Research sales personnel
Hamburg, Germany          700   December 2005     Research sales personnel

SUBLET
Darien, CT              4,500   April 2005        This location is currently
                                                  sublet to an unaffiliated
                                                  third party.
Tucson, AZ              3,000   November 2005     This location is currently
                                                  sublet to an unaffiliated
                                                  third party through the lease
                                                  termination date.

      We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      A complaint was filed in Delaware Chancery Court (the "Chancery Court") on June 16, 1999 by a former shareholder of Mecklermedia Corporation ("Mecklermedia") alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor, and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media ("Penton") in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler (the "Delaware Action"). Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton ("Shareholders"), and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant. On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs.

      Following discovery, on or about October 9, 2001, plaintiffs filed a Second Amended Class Action Complaint ("SAC"). The SAC adds allegations concerning defendants' alleged failure to disclose certain facts concerning Mr. Meckler's role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Chancery Court issued an opinion denying defendants motion to dismiss the SAC. On December 13, 2002, all of the defendants, including the Company, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses.

      The parties to the Delaware Action and the parties to a related class action brought against Penton in the United States District Court for the Southern District of New York (the "Penton Action") settled both actions for $7.5 million. The carrier who provided director and officer liability insurance to the directors of Jupitermedia paid $2.875 million toward the settlement and Penton's insurance carrier paid the remaining portion of the settlement. The settlement agreement was approved by both the New York court and the Chancery Court and the Penton Action and the Delaware Action have been dismissed.

      On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants were knowingly and willfully using the name "WISPCON" to advertise, promote and conduct a variety of Internet/ information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs' pre-existing use in connection with their own Internet/ information technology trade shows of the trademarked, service marked, and branded name "ISPCON." Jupitermedia owns 49.9% of the ISPCON joint venture, pursuant to which it provides marketing, sales and other event support for the ISPCON trade shows. The plaintiffs sought injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract, and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which the court granted by Order dated September 7, 2004. By that same Order, the court dismissed the action without prejudice, each party to bear its own costs. The parties entered into a settlement agreement in October 2004 that resolved and disposed of all claims in the case.

      On May 12, 2004, Jupitermedia filed a lawsuit against eMarketer, Inc. ("eMarketer") in United States District Court for the Southern District of New York, alleging that eMarketer violated Jupitermedia's copyright, trademark and related rights. Jupitermedia is seeking an injunction, damages and legal costs. On June 30, 2004, eMarketer filed an answer and counterclaim seeking a declaratory judgment that the conduct of which Jupitermedia complains is not violative of Jupitermedia's rights and is not seeking damages. Jupitermedia replied to the counterclaim on July 30, 2004, and discovery has commenced.

      On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on its Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related Web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity.

Jupitermedia intends to vigorously defend itself.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol "INTM". Prior to that date, there was no public market for our common stock. In September 2002, effective with the change in the name of the company to Jupitermedia Corporation, our ticker symbol was changed to "JUPM". The following table sets forth for the periods indicated the high and low sale prices of our common stock.

                                                         HIGH          LOW
                                                         ----          ---
          YEAR ENDED DECEMBER 31, 2003
          ----------------------------
            First Quarter ........................     $   3.05     $   2.37
            Second Quarter .......................     $   4.88     $   2.63
            Third Quarter ........................     $   4.70     $   3.55
            Fourth Quarter .......................     $   6.10     $   4.35

          YEAR ENDED DECEMBER 31, 2004
          ----------------------------
            First Quarter ........................     $  12.11     $   4.60
            Second Quarter .......................     $  14.65     $   7.67
            Third Quarter ........................     $  18.13     $  10.08
            Fourth Quarter .......................     $  24.44     $  15.58

          YEAR ENDING DECEMBER 31, 2005
          -----------------------------
            First Quarter (through March 14, 2005)     $  23.76     $  12.68


      As of March 14, 2005, there were 68 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                              NUMBER OF SECURITIES
                                                                     WEIGHTED-                 REMAINING AVAILABLE
                                NUMBER OF SECURITIES TO BE       AVERAGE EXERCISE       FOR FUTURE ISSUANCE UNDER EQUITY
                                  ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING            COMPENSATION PLANS
                               OUTSTANDING OPTIONS, WARRANTS     OPTIONS, WARRANTS            [EXCLUDING SECURITIES
         PLAN                           AND RIGHTS                   AND RIGHTS              REFLECTED IN COLUMN (a)]
       CATEGORY                             (a)                         (b)                            (c)
       --------                -----------------------------   --------------------     --------------------------------
Equity compensation  plans
    approved by security
    holders                              5,636,020                     $7.71                     1,597,359
Equity compensation plans not
    approved by security
    holders                                     --                        --                            --
                                         ---------                 ---------                     ---------
Total                                    5,636,020                     $7.71                     1,597,359
                                         =========                 =========                     =========

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the financial statements of Jupitermedia, the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                   FISCAL YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------------------
                                                                      2000         2001        2002         2003         2004
                                                                   ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                                           $  52,083    $  43,965    $  40,697    $  46,991    $  71,888
Cost of revenues                                                      22,991       22,101       16,757       21,511       26,077
                                                                   ---------    ---------    ---------    ---------    ---------
    Gross profit                                                      29,092       21,864       23,940       25,480       45,811
                                                                   ---------    ---------    ---------    ---------    ---------
Operating expenses:
    Advertising, promotion and selling                                18,254       18,471       14,116       14,369       16,232
    General and administrative                                        10,172       11,956        6,787        7,003       10,687
    Depreciation                                                       2,099        2,730        2,235        1,422          804
    Amortization (1)                                                  24,854       33,785          807        1,371        2,166
    Impairment of intangibles (2)                                       --         54,184         --           --           --
                                                                   ---------    ---------    ---------    ---------    ---------
          Total operating expenses                                    55,379      121,126       23,945       24,165       29,889
                                                                   ---------    ---------    ---------    ---------    ---------
Operating income (loss)                                              (26,287)     (99,262)          (5)       1,315       15,922
Income (loss) on investments and other, net                             (216)      (1,946)        (205)         121          190
Interest income                                                        4,814        1,376          383          190          163
Interest expense                                                        --           --           --            (26)        (130)
                                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes, minority interests and equity
   loss from international and venture fund investments              (21,689)     (99,832)         173        1,600       16,145
Provision for income taxes                                               205            2         --           --            288
Minority interests                                                       399           83          (40)          26          (89)
Equity loss from international and venture fund investments, net      (1,482)      (2,435)        (644)        (244)         (31)
                                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss)                                                  $ (22,977)   $(102,186)   $    (511)   $   1,382    $  15,737
                                                                   =========    =========    =========    =========    =========
Basic net income (loss) per share                                  $   (0.92)   $   (4.03)   $   (0.02)   $    0.05    $    0.54
                                                                   =========    =========    =========    =========    =========
Basic weighted average number of common shares                        25,014       25,333       25,318       25,574       29,381
                                                                   =========    =========    =========    =========    =========
Diluted net income (loss) per share                                $   (0.92)   $   (4.03)   $   (0.02)   $    0.05    $    0.49
                                                                   =========    =========    =========    =========    =========
Diluted weighted average number of common shares                      25,014       25,333       25,318       26,917       31,801
                                                                   =========    =========    =========    =========    =========

(1) Amortization expense decreased from 2001 to 2002 due primarily to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." On January 1, 2002, SFAS No. 142 became effective and as a result, we ceased amortizing goodwill.
 (2) Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values are determined based upon estimated future cash flows. During 2001, we determined that certain intangible assets associated with various acquired Online media properties were impaired. As a result of this determination, we recorded a non-cash charge of $54.2 million for the year ended December 31, 2001 related to the impairment of acquired goodwill and trademarks.


                                             AS OF DECEMBER 31,
                            ----------------------------------------------------
                              2000       2001       2002       2003       2004
                            --------   --------   --------   --------   --------
BALANCE SHEET DATA:                            (IN THOUSANDS)

Cash and cash equivalents   $ 59,979   $ 25,100   $ 25,451   $  9,567   $ 30,179
Working capital               52,314     22,926     21,312      5,646     26,525
Total assets                 162,172     45,787     48,385     56,038    116,297
Total equity                 137,483     35,338     34,854     38,359     92,159

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a leading global provider of original online information, images, research and events resources for information technology ("IT"), business and creative professionals. Our operations are classified into four principal segments: Online media, Online images, Research and Events.

      ONLINE MEDIA. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com, ClickZ.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that generated, as of January 2005, over 300 million page views monthly.

      We generate our Online media revenues from:

          o advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

          o e-commerce agreements, which generally include a fixed advertising fee and either a bounty for new customer accounts or revenue sharing;

          o paid subscription services for our paid e-mail newsletters and services;

          o   renting our permission based opt-in e-mail list names;

          o   advertiser sponsorships for our Webinars; and

          o licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee's revenues generated by the licensed property.

      The principal costs of our Online media business relate to payroll for our editorial, technology and sales personnel as well as technology related costs for facilities and equipment.

      ONLINE IMAGES. Online images include our JupiterImages network, which is one of the largest paid subscription-based graphics resources on the Web.

      We generate our Online images revenues from paid subscriptions that provide access to our image libraries. Customers may purchase subscriptions, which are offered based on a variety of prices and terms, to access our image libraries. Once a customer becomes a subscriber, they have the ability to obtain copies of images within our image libraries.

      We also derive revenue from granting rights to use images that are downloaded or delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment or the availability of the image for downloading by the customer.

      We have agreements with a number of distributors of digital images and videos clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. We recognize the revenue from the sale by the distributor at the time of the sale.

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

RECENT ACQUISITIONS

      On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands ("Dynamic Graphics Group"), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $22.2 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan under a credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") obtained in connection with the transaction.

      On March 7, 2005, in connection with our acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the "Credit Agreement") with JPMorgan which provides for a $20 million senior term loan, of which $20.0 million was outstanding as of March 14, 2005. The $20.0 million term loan is scheduled to mature on March 7, 2008 and may be prepaid without penalty. Jupitermedia may elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Credit Agreement requires us to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. The Credit Agreement contains customary covenants including, among others, restrictions on our ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on our assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Credit Agreement also requires us to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or certain ERISA-related events. Upon an event of default, all amounts owing under the Credit Agreement will immediately become due and payable and will bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Credit Agreement are guaranteed by Jupitermedia's material subsidiaries and are collateralized by substantially all of our assets.

      During 2004, we made three significant acquisitions. On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. ("Comstock Images") for approximately $20.85 million in cash (the "Comstock Acquisition"). Comstock Images has been integrated into the JupiterImages business. The Comstock Acquisition was financed with cash on hand and through $13 million of borrowings under credit facilities from HSBC Bank USA ("HSBC").

      On April 1, 2004, Jupitermedia obtained secured revolving credit facilities from HSBC that provided for aggregate borrowings of up to $12 million. On April 8, 2004, Jupitermedia obtained an additional secured revolving credit facility from HSBC that provided for additional borrowings of up to $11 million. Following the completion of Jupitermedia's follow-on public offering of common stock on May 28, 2004 (see Note 11 to Consolidated Financial Statements), $13 million in outstanding borrowings under the credit facilities with HSBC were repaid. As of December 31, 2004, there were no outstanding borrowings under the credit facilities with HSBC. These facilities were terminated in 2005 in connection with entering into the Credit Agreement with JPMorgan.

      The total purchase price of the Comstock Acquisition has been allocated to the assets and liabilities based on estimates of their respective fair values. The aggregate purchase price was allocated as $12.0 million to goodwill, $7.4 million to intangible assets, $1.4 million to assets other than goodwill and intangible assets and $28,000 to assumed liabilities. The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years.

      On July 28, 2004, Jupitermedia acquired the assets of the Thinkstock Images and Thinkstock Footage businesses from Thinkstock, LLC ("Thinkstock") for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock valued at $541,000 when issued (the "Thinkstock Acquisition"). Based on preliminary estimates, the aggregate purchase price was allocated as $1.6 million to goodwill, $2.5 million to intangible assets and $478,000 to assets other than goodwill and intangible assets and $5,000 to assumed liabilities. The purchase accounting for the Thinkstock Acquisition will be finalized at a later date not to exceed one year from the Thinkstock Acquisition date.

      On November 12, 2004, Jupitermedia acquired all of the stock of Hemera Technologies Inc. and its subsidiaries ("Hemera") for approximately $7.3 million in cash (the "Hemera Acquisition"). Based on preliminary estimates, the aggregate purchase price was allocated as $3.6 million to goodwill, $2.5 million to intangible assets and $2.1 million to assets other than goodwill and intangible and $840,000 to assumed liabilities. The purchase accounting for the Hemera Acquisition will be finalized at a later date not to exceed one year from the Hemera Acquisition date.

      In 2004, we also made various smaller acquisitions to complement our current product and service offerings.

      During 2003, we made two significant acquisitions. On June 30, 2003, we acquired all of the stock of ArtToday, Inc. ("ArtToday") from International Microcomputer Software, Inc. ("IMSI") for $13.0 million in cash, 250,000 shares of Jupitermedia common stock valued at $997,500 when issued and an earn-out for up to an additional $4.0 million in cash consideration over the two years following closing. Earn-out payments are based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could have been earned for this earn-out period. Based upon the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI was paid $1.0 million in August 2004, representing the maximum amount that could have been earned for this earn-out period. With the acquisition of ArtToday we formed our Online images business, and there are no financial results for this business prior to June 30, 2003. In 2004, we renamed our Online images business that was formerly known as ArtToday to JupiterImages.

      In addition, we acquired the assets of DevX.com, Inc., or DevX.com, on July 11, 2003 for $2.25 million in cash, 200,000 shares of our common stock valued at $776,000 when issued and the assumption of $1.5 million in liabilities including accounts payable, accrued liabilities and obligations to fulfill contractual commitments. DevX.com is an online network that provides information and resources for software and Web developers.

      In 2003, we also made various smaller acquisitions to complement our current product and service offerings.

      During 2002, we made one significant acquisition. On July 31, 2002, we acquired certain assets and assumed certain liabilities of the JupiterResearch business from Jupiter Media Metrix, Inc. ("JMXI") for $250,000 and the assumption of certain liabilities including obligations to fulfill contractual obligations.

      In 2005, we expect to continue to develop and expand our current offerings through internal development and, where appropriate opportunities are identified, through acquisitions to drive revenue and earnings growth.

RESULTS OF OPERATIONS

      REVENUES

      The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by segment (dollars in thousands):

                    YEAR ENDED DECEMBER 31,         2002 VS. 2003         2003 VS. 2004
                ------------------------------   -------------------   -------------------
                  2002       2003       2004        $          %          $          %
                --------   --------   --------   --------   --------   --------   --------
Online media    $ 27,169   $ 24,991   $ 30,019   $ (2,178)        (8)% $  5,028         20%
Online images       --        4,018     22,571      4,018       --       18,553        462
Research           5,139      9,101      9,323      3,962         77        222          2
Events             7,271      8,279      9,929      1,008         14      1,650         20
Other              1,118        602         46       (516)       (46)      (556)       (92)
                --------   --------   --------   --------   --------   --------   --------
                $ 40,697   $ 46,991   $ 71,888   $  6,294         15%  $ 24,897         53%
                ========   ========   ========   ========   ========   ========   ========

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

      We acquired the assets of DevX.com, Inc. on July 11, 2003 and this acquisition contributed $2.0 million and $4.2 million to revenues in 2003 and 2004, respectively.

      The following table sets forth, for the periods indicated, a year-over-year comparison of our Online media revenues, including barter.

                         YEAR ENDED DECEMBER 31,         2002 VS. 2003         2003 VS. 2004
                     ------------------------------   -------------------   -------------------
                       2002       2003       2004        $          %          $          %
                     --------   --------   --------   --------   --------   --------   --------
Online media         $ 23,948   $ 23,970   $ 29,898   $     22         -%   $  5,928         25%
Barter                  3,221      1,021        121     (2,200)       (68)      (900)       (88)
                     --------   --------   --------   --------   --------   --------   --------
Total Online media   $ 27,169   $ 24,991   $ 30,019   $ (2,178)        (8)% $  5,028         20%
                     ========   ========   ========   ========   ========   ========   ========

      The following table sets forth, for the periods indicated, the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

                                      NUMBER OF         AVERAGE REVENUE
                                     ADVERTISERS        PER ADVERTISER
                                     -----------        --------------
             2002                        668                  $41

             2003                        515                   49

             2004                        440                   68

      In addition, overall revenues from our Online media segment decreased in 2003 as compared to 2002 largely as a result of a decrease in barter revenue due primarily from the termination of a services agreement with Penton Media, Inc. in 2003. The decrease in barter revenues from 2002 to 2003 and from 2003 to 2004 was due to a decrease in the number of barter transactions into which we entered.

      ONLINE IMAGES. We acquired ArtToday on June 30, 2003, and therefore there are no financial results for the Online images segment prior to this date. The $4.0 million of revenues in 2003 represents the revenues of ArtToday from July 1 through December 31, 2003. We acquired the assets of Comstock Images on April 1, 2004, the assets of Thinkstock on July 28, 2004 and the stock of Hemera on November 12, 2004, and therefore there are no financial results for these businesses prior to these respective dates. The acquisition of the assets of Comstock contributed $9.8 million to revenues during the year ended December 31, 2004, the acquisition of the assets of Thinkstock contributed $1.1 million to revenues for the year ended December 31, 2004 and the acquisition of Hemera contributed $542,000 to revenues in 2004.

            The following table sets forth, for the years ended December 31, 2003 and 2004, the components of our Online images revenues (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                      2003           2004
                                                    --------       --------
Subscriptions                                       $  3,903       $ 10,857
Single images                                           --            4,347
Distributors, licensing and other                        115          4,324
CD-ROMs                                                 --            3,043
                                                    --------       --------
Total Online images                                 $  4,018       $ 22,571
                                                    ========       ========

      The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of our Online images revenues and subscription bookings for our subscription image products (dollars in thousands):

                                     REVENUES          SUBSCRIPTION BOOKINGS
                                     --------          ---------------------
September 30, 2003                    $1,788                  $2,119
December 31, 2003                      2,115                   2,530
March 31, 2004                         2,392                   3,017
June 30, 2004                          2,592                   2,948
September 30, 2004                     2,744                   3,388
December 31, 2004                      3,129                   3,986

      The acquisition of Hemera added $190,000 in revenues and $250,000 in subscription bookings during the quarter ended December 31, 2004 that are included in the table above.

      Revenues and subscription bookings have increased due primarily to an increase in the number of subscribers and an increase in average selling price of the mix of products purchased by our customers. The decrease in subscription bookings during the quarter ended June 30, 2004 was due primarily to seasonality. We expect our subscription bookings to continue to increase in the future.

      RESEARCH. We acquired our JupiterResearch business on July 31, 2002. The results of operations for JupiterResearch in 2002 represent the period from July 31, 2002 through December 31, 2002. Revenues increased in 2003 due to our ownership of JupiterResearch for a full year in comparison to this five-month period in 2002. Had we owned the JupiterResearch business for the full year ended December 31, 2002, we believe our revenues and costs for this business would have been higher than the amounts presented for the five months ended December 31, 2002. In addition, we believe there would have been a loss from operations for this business during the year ended December 31, 2002. Following our acquisition, we began to see an increase in the renewal rates for our syndicated research contracts as renewing customers were informed of our acquisition and our plans to support and further develop the JupiterResearch business. We experienced continued increases in renewal rates in 2003 and 2004 as conditions in the U.S. economy improved, as we launched several new research coverage areas and as companies once again began investing in market research. We also saw an increase in the amount of custom research projects completed for our customers.

      The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2003 and 2004:

                                 PERCENTAGE               PERCENTAGE OF
                                 OF CONTRACT                 NUMBER OF
                                VALUE RENEWED           CONTRACTS RENEWED
                              -----------------         -----------------
FISCAL QUARTER ENDED          2003         2004         2003         2004
--------------------          ----         ----         ----         ----
March 31                       49%         103%          51%          77%
June 30                        67           88           69           71
September 30                   67           93           72           70
December 31                    98           96           86           82

      The amounts above reflect renewal activity to date. The ultimate results regarding renewals for the quarter ended December 31, 2004 will not be known until a future date due to the timing of the renewal of certain contracts. We expect the percentage of contract value renewed and the percentage of the number of contracts renewed to be greater than the results presented above for the quarter ended December 31, 2004.

      The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts since our acquisition of the JupiterResearch business in 2002 (dollars in thousands):

                         NUMBER OF ACTIVE CONTRACTS               TOTAL ACTIVE CONTRACT VALUE
                      --------------------------------         --------------------------------
FISCAL QUARTER ENDED  2002          2003          2004         2002          2003          2004
--------------------  ----          ----          ----         ----          ----          ----
March 31               N/A           217           240       $  --         $ 8,646       $ 8,236
June 30                N/A           221           243          --           8,119         8,407
September 30           300           222           259        13,336         7,668         8,691
December 31            291           241           277        12,862         8,082         8,948

      Active contract value is defined as the total value of all active syndicated research contracts without taking into account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future. The decrease in the number of contracts and the total active contract value from 2002 to 2003 is related to the general downturn in the U.S. economy that began in 2000. During 2003, we saw an increase in the number of customers and, during the fourth quarter of 2003 and throughout 2004, we experienced an increase in total value of our active contracts.

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


                                              2002          2003          2004
                                            --------      --------      --------
          Number of events produced               39            26            19
                                            --------      --------      --------
          Sponsor and exhibitor revenue     $  2,800      $  3,978      $  4,443
          Attendee revenue                     3,421         4,043         5,206
          Barter                               1,050           258           280
                                            --------      --------      --------
                 Total Events revenue       $  7,271      $  8,279      $  9,929
                                            ========      ========      ========

      The increase in year-over-year revenues is due primarily to the growth of our Search Engine Strategies and IT Service Management Forum events.

      Barter revenues vary from 2002 to 2004 in correlation to the number of barter transactions into which we entered.

      OTHER. Other revenues represent management fees from our management of the internet.com venture funds. The year-over-year reduction in revenues from 2002 to 2004 was due to the decrease in the value of the investments within the venture funds. Due to the liquidation and dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC and the small size of internet.com Venture Fund I LLC, these revenues will be negligible in 2005 and in the future.

      COST OF REVENUES AND GROSS PROFIT

      The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues and gross profit by segment (dollars in thousands):

      COST OF REVENUES

                        YEAR ENDED DECEMBER 31               2002 VS. 2003             2003 VS. 2004
                  ----------------------------------     ---------------------     ---------------------
                    2002         2003         2004          $            %            $             %
                  --------     --------     --------     --------     --------     --------     --------
Online media      $ 11,084     $ 10,329     $ 11,366     $   (755)          (7)%   $  1,037           10%
Online images         --          1,300        4,551        1,300         --          3,251          250
Research             2,430        5,162        5,195        2,732          112           33            1
Events               3,243        4,720        4,965        1,477           46          245            5
                  --------     --------     --------     --------     --------     --------     --------
                  $ 16,757     $ 21,511     $ 26,077     $  4,754           28%    $  4,566           21%
                  ========     ========     ========     ========     ========     ========     ========

      GROSS PROFIT

                        YEAR ENDED DECEMBER 31               2002 VS. 2003             2003 VS. 2004
                  ----------------------------------     ---------------------     ---------------------
                    2002         2003         2004          $            %            $             %
                  --------     --------     --------     --------     --------     --------     --------
Online media      $ 16,085     $ 14,662     $ 18,653     $ (1,423)          (9)%   $  3,991           27%
Online images         --          2,718       18,020        2,718         --         15,302          563
Research             2,709        3,939        4,128        1,230           45          189            5
Events               4,028        3,559        4,964         (469)         (12)       1,405           39
Other                1,118          602           46         (516)         (46)        (556)         (92)
                  --------     --------     --------     --------     --------     --------     --------
                  $ 23,940     $ 25,480     $ 45,811     $  1,540            6%    $ 20,331           80%
                  ========     ========     ========     ========     ========     ========     ========

      GROSS PROFIT %

                          YEAR ENDED DECEMBER 31
                    ----------------------------------
                     2002          2003          2004
                    ------        ------        ------
Online media            59%           59%           62%
Online images         --              68            80
Research                53            43            44
Events                  55            43            50
Other                  100           100           100
                    ------        ------        ------
                        59%           54%           64%
                    ======        ======        ======

      ONLINE MEDIA. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. The year-over-year reduction in cost of revenues from 2002 to 2003 was due primarily to reduced costs associated with editorial and freelance personnel. In addition, as we were able to obtain economies of scale with certain of our acquisitions, we were able to reduce costs related to communication infrastructure and Web site hosting. The year-over-year increase in cost of revenues from 2003 to 2004 was due primarily to increased costs resulting from the full year impact of the acquisition of the assets of DevX.com, Inc. The acquisition of DevX.com added an additional $850,000 and $1.6 million to cost of revenues in 2003 and 2004, respectively. In addition, there were increased freelance costs of $126,000, increased Web site hosting costs of $77,000 and an increase of $58,000 related to costs associated with our Webinar business.

      The increase in gross profit for the year ended December 31, 2004 from the same period in 2003 was due primarily to the increase in revenues from 2003 to 2004 as well as additional gross profit generated from the acquisition of the assets for DevX.com.

      We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

      ONLINE IMAGES. Cost of revenues primarily consists of payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. The acquisition of the assets of Comstock added $1.7 million to cost of revenues in 2004 and these costs consisted primarily of payroll related costs. The acquisition of the assets of Thinkstock added $135,000 to cost of revenues in 2004 and the acquisition of Hemera added $159,000 to cost of revenues in 2004. The remaining year-over-year increase in costs for revenues from 2003 to 2004 was due to increased costs resulting from the full year impact of the acquisition of ArtToday.

      We license a portion of our image library from third parties and pay them a portion of the revenues we receive from our customers as royalties. Royalty expense was $492,000 and $1.3 million for the years ended December 31, 2003 and 2004, respectively. This increase is due to the full year impact of the acquisition of ArtToday and the increase in our revenues. We expect the amount we will pay in future royalties to decrease due to our increased ownership of images licensed to our customers.

      The year-over-year increase in gross profit and gross profit percentage from 2003 to 2004 is directly attributable to the increased revenues for the respective periods.

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

      The year-over-year increase in gross profit and gross profit percentage from 2003 to 2004 is directly attributable to the increased revenues for the respective periods.

      We intend to make investments in new research coverage areas where appropriate and this may result in increased costs related to hiring personnel and acquiring data to produce our research.

      EVENTS. Cost of revenues primarily consists of payroll costs related to operations employees and event production costs such as venue and speaker costs. Costs of revenues have increased year-over-year from 2002 to 2004 due primarily to the growth in the size of certain of our events and the launch of first-time events.

      Gross profit percentage may vary with the topics, frequency and timing of the events we produce in addition to the impact of launching first-time events. The decrease in gross profit and gross profit percentage from 2002 to 2003 is due primarily to the costs incurred in 2003 in connection with the launch of our Computer Digital Expo event. The increase in gross profit and gross profit percentage from 2003 to 2004 is due primarily to the growth of the Search Engine Strategies and IT Service Management Forum events in 2004.

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

      ADVERTISING, PROMOTION AND SELLING

      The following table sets forth, for the periods indicated, a year-over-year comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

                        YEAR ENDED DECEMBER 31               2002 VS. 2003             2003 VS. 2004
                  ----------------------------------     ---------------------     ---------------------
                    2002         2003         2004          $            %            $             %
                  --------     --------     --------     --------     --------     --------     --------
Online media      $  8,983     $  6,278     $  6,737     $ (2,705)         (30)%   $    459            7%
Online images         --            508        3,228          508         --          2,720          535
Research             1,345        2,884        3,045        1,539          114          161            6
Events               3,788        4,699        3,222          911           24       (1,477)         (31)
                  --------     --------     --------     --------     --------     --------     --------
                  $ 14,116     $ 14,369     $ 16,232     $    253            2%    $  1,863           13%
                  ========     ========     ========     ========     ========     ========     ========

      ONLINE MEDIA. Advertising, promotion and selling expenses primarily consists of payroll costs for sales and marketing personnel and costs related to marketing activities including barter. The reduction in advertising, promotion and selling expenses from 2002 to 2003 was due primarily to a reduction in payroll costs for sales personnel. In addition, costs associated with barter decreased from 2002 to 2004. Barter expense was $2.0 million, $110,000 and $31,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The decrease in barter expense in 2003 was due primarily to the termination of a services agreement with Penton Media, Inc. in 2003. Barter expenses vary in correlation to the number of barter transactions into which we enter.

      The increase in advertising, promotion and selling expenses from 2003 to 2004 relates primarily to increased costs resulting from the full year impact of the acquisition of the assets of DevX.com. The acquisition of the assets of DevX.com, Inc. added an additional $550,000 and $899,000 to advertising, promotion and selling expenses in 2003 and 2004, respectively. The remaining increase relates primarily to increased employee related costs totaling $110,000 for the year ended December 31, 2004.

      ONLINE IMAGES. Advertising, promotion and selling expenses primarily consists of payroll for marketing personnel, commissions to third parties for referrals, credit card transaction fees and advertising. The acquisitions of the assets of Comstock and Thinkstock added $1.7 million and $111,000, respectively, to advertising, promotion and selling expenses during the year ended December 31, 2004. In addition, the acquisition of Hemera added $109,000 to advertising, promotion and selling expenses during 2004. The expenses from these acquisitions included $1.1 million for advertising and marketing promotions and $625,000 in payroll costs for the year ended December 31, 2004. The remaining year-over-year increase in advertising, promotion and selling expense from 2003 to 2004 was due primarily to increased costs resulting from the full year impact of the acquisition of ArtToday.

      RESEARCH. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel. Advertising, promotion and selling expenses increased in 2003 due to our ownership of JupiterResearch for a full year in 2003 in comparison to a five-month period in 2002.

      EVENTS. Advertising, promotion and selling expenses primarily consists of sales and marketing personnel and advertising expense. Advertising, promotion and selling expenses increased from 2002 to 2003 due to increased payroll related costs for sales and marketing personnel and due to an increase in advertising for our events. Expenses decreased from 2003 to 2004 due to a reduction of employee related costs of $791,000. In addition, advertising costs for our events decreased $753,000 from 2003 to 2004 due to a decrease in the number of events we produced during the year. Barter expense was $1.0 million, $259,000 and $273,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Barter expenses vary from 2002 to 2004 in correlation to the number of barter transactions into which we entered.

      GENERAL AND ADMINISTRATIVE

      The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses by segment (dollars in thousands):

                        YEAR ENDED DECEMBER 31               2002 VS. 2003             2003 VS. 2004
                  ----------------------------------     ---------------------     ---------------------
                    2002         2003         2004          $            %            $             %
                  --------     --------     --------     --------     --------     --------     --------
Online media      $    217     $    772     $    611     $    555          256%    $   (161)         (21)%
Online images         --            284        1,298          284         --          1,014          357
Research               569        1,066          570          497           87         (496)         (47)
Events                 302          184          153         (118)         (39)         (31)         (17)
Other                5,699        4,697        8,055     $ (1,002)         (18)       3,358           71
                  --------     --------     --------     --------     --------     --------     --------
                  $  6,787     $  7,003     $ 10,687     $    216            3%    $  3,684           53%
                  ========     ========     ========     ========     ========     ========     ========

      ONLINE MEDIA. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses from 2002 to 2003 was due primarily to increased provisions for losses on accounts receivable. During 2001, we experienced a higher rate of losses from the collection of our accounts receivable due to many customers being unable to pay their balances as result of the general economic downturn in the U.S. Our experience with our receivables improved significantly in 2002 as we recorded a reduction from our allowance for doubtful accounts of $270,000 in 2002. We recorded a provision for losses on accounts receivable of $89,000 in 2003, which resulted in a net change of $359,000 versus 2002.

      The acquisition of DevX added an additional $228,000 and $90,000 to general and administrative expenses in 2003 and 2004, respectively. The decrease from 2003 to 2004 relating to DevX.com was due primarily to a reduced payroll and office related costs of $139,000.

      The decrease in general and administrative expenses from 2003 to 2004 was due primarily to a reduction from our allowance for doubtful accounts of $182,000 in 2003, which resulted in a net change of $271,000 for the year ended December 31, 2004. This decrease was due to improved collections of our receivables. We do not expect this decrease to be a trend that will continue in the future. These decreases were partially offset by lower expenses of $293,000 for the year ended December 31, 2003 due to recording of sublease income to offset rental expense for office space that had been previously vacated.

      ONLINE IMAGES. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. The acquisition of the assets of Comstock, Thinkstock and the stock of Hemera added $664,000, $140,000 and $102,000, respectively, to general and administrative expenses during 2004. The cost from these acquisitions included $407,000 for office related costs, $160,000 for provisions for losses on accounts receivable, $158,000 for payroll related costs and $112,000 in professional fees in 2004. The remaining year-over-year increase in general and administrative expense from 2003 to 2004 was due to increased costs resulting from the full year impact of the acquisition of ArtToday.

      RESEARCH. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. General and administrative expenses increased in 2003 due to our ownership of JupiterResearch for a full year in 2003 in comparison to a five-month period in 2002. The year-over-year decrease in general and administrative expense from 2003 to 2004 was due to a reduction in provisions for losses on accounts receivable of $226,000. This decrease was due to an improvement in our collections. We do not expect this decrease to be a trend that will continue in the future. In addition, general and administrative expenses decreased during the year ended December 31, 2004 due to decreased office related costs of $107,000, a decrease in administrative payroll related costs of $73,000 and a decrease in professional fees relating to third party payroll provider services of $51,000.

      EVENTS. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. The year-over-year decrease in general and administrative expenses from 2002 to 2004 relates primarily to a reduction in payroll costs for administrative personnel and a reduction in office related costs.

      OTHER. General and administrative expenses primarily consist of payroll costs for administrative personnel, office related costs and professional fees. The decrease in general and administrative expenses from 2002 to 2003 was due primarily to reduced office related costs for vacated premises that were recorded as an expense in 2002 and a reduction in legal fees due to the resolution of certain legal matters in 2003. The increase in general and administrative expenses from 2003 to 2004 relates to an increase in professional fees for consulting services of $803,000, legal expenses of $958,000, payroll and other employee related costs of $545,000, and professional fees for audit and tax related services of $539,000. The increase in legal expenses is due to increased costs relating to certain legal proceedings. The increase in professional fees was caused primarily by increased audit and tax related services due to the increase in the size of our business. We incurred $1.2 million of audit and consulting fees due to the requirements of complying with the Sarbanes-Oxley Act of 2002. We expect the level of our audit and tax services to remain constant and consulting related services to decrease in the foreseeable future.

      DEPRECIATION AND AMORTIZATION

      The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses (in thousands):

                        YEAR ENDED DECEMBER 31               2002 VS. 2003             2003 VS. 2004
                  ----------------------------------     ---------------------     ---------------------
                    2002         2003         2004          $            %            $             %
                  --------     --------     --------     --------     --------     --------     --------
Depreciation        $  2,235     $  1,422     $    804     $   (813)          (36)%     $   (618)          (43)%
Amortization             807        1,371        2,166          564            70            795            58

      Depreciation expense decreased from 2002 to 2004 due primarily to an increase in assets having already been fully depreciated.

      Amortization expense increased from 2002 to 2004 due primarily to the amortization of intangible assets acquired from ArtToday and DevX.com, Inc. in 2003 and the amortization of intangible assets related to the acquisitions of Comstock, Thinkstock and Hemera in 2004 and the full year impact of the ArtToday and DevX.com Inc. acquisitions.

      The acquisitions of the assets of Comstock and Thinkstock and the acquisition of Hemera added $608,000, $154,000 and $56,000, respectively, to depreciation and amortization expense in 2004. The acquisitions of ArtToday and the assets of DevX.com, Inc. added an additional $433,000 and $86,000, respectively, to depreciation and amortization expense in 2003. The acquisition of the JupiterResearch business added an additional $23,000 to depreciation and amortization expense in 2002.

      Our depreciation and amortization expenses may vary in 2005 based upon a change in our capital expenditure levels, changes in any purchase accounting adjustments relating to the acquisitions of Hemera and the assets of Comstock and Thinkstock or any acquisitions that may be completed during 2005.

      INCOME (LOSS) ON INVESTMENTS AND OTHER, NET

      The following table sets forth, for the periods indicated, a year-over-year comparison of our income (loss) on investments and other, net (dollars in thousands):

                        YEAR ENDED DECEMBER 31               2002 VS. 2003             2003 VS. 2004
                  ----------------------------------     ---------------------     ---------------------
                    2002         2003         2004          $            %            $             %
                  --------     --------     --------     --------     --------     --------     --------
Income (loss) on
   investments
   and other,
   net            $   (205)    $    121     $    190     $    326          N/M     $     69           57%

      We determined that the declines in value from Jupitermedia's accounting basis for certain of our investments in internet.com venture fund portfolio companies were other than temporary. During the years ended December 31, 2002, 2003, and 2004, Jupitermedia recognized losses of $407,000, $21,000, and $16,000, respectively, related to investment impairment, net of a gain on the sales of assets and foreign exchange transactions of $241,000 for the year ended December 31, 2002. During 2003 and 2004, Jupitermedia recognized income of $101,000 and $48,000, respectively, relating to foreign exchange transactions. Foreign currency translation income or loss relates to translation adjustments for our international operations. In addition, Jupitermedia recorded other income of $130,000 relating to litigation settlements in 2004.

      INTEREST INCOME AND INTEREST EXPENSE

      The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (in thousands):

                        YEAR ENDED DECEMBER 31               2002 VS. 2003             2003 VS. 2004
                  ----------------------------------     ---------------------     ---------------------
                    2002         2003         2004          $            %            $             %
                  --------     --------     --------     --------     --------     --------     --------
Interest income   $    383     $    190     $    163     $   (193)         (50)%   $    (27)         (14)%
Interest expense      --            (26)        (130)         (26)        --           (104)        (400)

      The year-over-year decrease in interest income from 2002 to 2004 was due to the overall decrease in interest rates received on our cash accounts and lower average cash balances resulting from cash used to finance multiple acquisitions including our acquisitions of JupiterResearch in July 2002, ArtToday and DevX.com in 2003, and Comstock, Thinkstock and Hemera in 2004.

      Interest expense relates to long-term financing arrangements assumed as part of the acquisition of ArtToday as well as financing related to our acquisition of Comstock.

      PROVISION FOR INCOME TAXES

      Jupitermedia recorded provisions for federal, state and foreign income taxes of $48,000, $226,000 and $14,000, respectively, for the year ended December 31, 2004 based upon estimated tax rates and did not record a provision for income taxes for the years ended December 31, 2002 and 2003, as Jupitermedia did not have taxable income.

      As of December 31, 2004, we had $34.5 million of net operating losses for federal income tax purposes, which begin to expire in 2018. We also had $34.1 million of net operating losses for state income tax purposes, which begin expiring in 2006.

      MINORITY INTERESTS

      Minority interests represent the minority stockholders' proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK, which is our online media business focused on Japan.

      EQUITY LOSS FROM INTERNATIONAL AND VENTURE FUND INVESTMENTS, NET

      Equity loss represents our net equity interests in the investments in internet.com venture funds and joint ventures. The year-over-year decrease from 2002 to 2004 in the amount of our equity losses from venture fund investments and other was due primarily to a reduction in the write-downs of portfolio investments by the internet.com venture funds. As a result of the dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC during 2004, the remaining carrying value of our venture fund investments is limited to the carrying value of our investment in internet.com Venture Fund I LLC, which was $171,000 as of December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

                                                                                  2002 VS. 2003               2003 VS. 2004
FOR THE YEAR ENDED                                                           ----------------------       ----------------------
DECEMBER 31:                         2002          2003          2004           $              %             $               %
---------------------------        --------      --------      --------      --------      --------       --------      --------
Operating cash flows               $  2,066      $  1,393      $ 19,811      $   (673)          (33)%     $ 18,418         1,322%
Investing cash flows               $ (1,617)     $(17,683)     $(36,729)     $(16,066)          994%      $(19,046)          108%
Financing cash flows               $    (98)     $    378      $ 37,537      $    476           N/M       $ 37,159         9,830%
Capital expenditures               $   (166)     $   (227)     $   (601)     $    (61)           37%      $   (374)          165%
Acquisitions of businesses         $ (1,979)     $(17,562)     $(36,487)     $(15,583)        7,874%      $(18,925)           52%

AS OF DECEMBER 31:
Cash and cash equivalents          $ 25,451      $  9,567      $ 30,179      $(15,884)          (62)%     $ 20,612           215%
Accounts receivable, net           $  7,521      $ 10,281      $ 15,385      $  2,760            37%      $  5,104            50%
Working capital                    $ 21,312      $  5,646      $ 26,525      $(15,666)          (74)%     $ 20,879           370%

      Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in June 1999, February 2000, and May 2004. Cash increased in 2004 primarily due to proceeds from our May 2004 public offering of common stock, cash flows from operations and proceeds from the exercise of stock options. Cash decreased in 2003 primarily due to our acquisitions of ArtToday and of the assets of DevX.com, Inc., which resulted in cash payments of $13.0 million and $2.25 million, respectively.

      Cash provided by operating activities increased in 2004 due primarily to increases in our net income and deferred revenues. In 2004, deferred revenues increased primarily due to the increased bookings for our Online images business and bookings for paid attendance, sponsorships and exhibition space fees for certain events to be held in the future. Cash provided by operating activities in 2003 decreased primarily due to changes in accounts receivable and prepaid expenses and other, offset by increased net income and deferred revenues. In 2003, accounts receivable increased due to the increase in sales during the year. Deferred revenues increased primarily due to the acquisition of ArtToday. Prepaid expenses and other increased due to new prepaid database licensing and maintenance agreements and an increase in prepaid royalties resulting from our acquisition of ArtToday. During 2002, cash provided by operating activities was primarily due to decreased levels of net losses, net non-cash expenses of $2.6 million and an increase in accrued expenses. Accrued expenses increased primarily due to payroll related costs.

      We made four acquisitions in 2002, seven in 2003 and four in 2004. The amounts of cash used in investing activities vary in correlation to the value of the acquisitions consummated. Net cash used in investing activities in 2004 increased from net cash used in 2003 primarily due to the acquisitions of the assets of Comstock and Thinkstock and the acquisition of Hemera. Net cash used in investing activities in 2003 increased from cash used in 2002 primarily due to the acquisitions of ArtToday and DevX.com. As part of the acquisition of ArtToday, we are required to make earn-out payments totaling up to a maximum of $4.0 million in cash consideration based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday, Inc. for the period from

July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004 which represents the maximum amount that could have been earned for this earn-out period. Based on the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI was paid $1.0 million in August 2004, which represented the maximum amount that could have been earned for this earn-out period.

      Cash provided from financing activities relates primarily to proceeds from our follow-on public offering of common stock in May 2004 and proceeds received from the exercise of employee stock options. During 2004, more stock options were exercised in comparison to both 2002 and 2003. The use of cash for financing activities in 2002 relates to our purchase of shares of common stock for $106,000 in connection with our stock repurchase program, which was terminated in May 2004.

      In October 2001, we announced that our Board of Directors had authorized the expenditure of up to $1.0 million to repurchase our outstanding common stock. In September 2002, we repurchased 65,000 shares of Jupitermedia common stock at $1.60 per share as part of this stock repurchase program. Other than in this instance, we did not repurchase any of our shares of common stock under our stock repurchase program. Our stock repurchase program was terminated prior to our follow-on public offering in May 2004.

      On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands ("Dynamic Graphics Group"), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $22.2 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan under a credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") obtained in connection with the transaction.

      On March 7, 2005, in connection with our acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the "Credit Agreement") with JPMorgan which provides for a $20 million senior term loan, of which $20.0 million was outstanding as of March 14, 2005. The $20.0 million term loan is scheduled to mature on March 7, 2008 and may be prepaid without penalty. Jupitermedia may elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Credit Agreement requires us to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. The Credit Agreement contains customary covenants including, among others, restrictions on our ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on our assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Credit Agreement also requires us to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or certain ERISA-related events. Upon an event of default, all amounts owing under the Credit Agreement will immediately become due and payable and will bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Credit Agreement are guaranteed by Jupitermedia's material subsidiaries and are collateralized by substantially all of our assets.

      On April 1, 2004, we acquired substantially all of the assets of Comstock Images for approximately $20.85 million in cash and the assumption of $28,000 of liabilities. We financed the acquisition with cash on hand and $13.0 million in borrowings under our revolving credit facilities with HSBC Bank USA ("HSBC").

      On April 1, 2004, Jupitermedia obtained secured revolving credit facilities from HSBC that provided for aggregate borrowings of up to $12.0 million. On April 8, 2004, Jupitermedia obtained an additional secured revolving credit facility from HSBC, that provided for additional borrowings of up to $11.0 million.

      On May 28, 2004, Jupitermedia completed a follow-on public offering of common stock that generated net proceeds of $30.6 million for Jupitermedia. Of the 4,830,000 shares sold in the offering, 3,830,000 shares were sold by Jupitermedia and 1,000,000 shares were sold by certain stockholders of Jupitermedia. A portion of the proceeds from this offering was used to repay all amounts outstanding under the credit facilities with HSBC. As of December 31, 2004, there were no outstanding borrowings under the credit facilities with HSBC. These facilities were terminated in 2005 in connection with entering into the Credit Agreement with JPMorgan.

      We expect to continue our investing activities, which includes the potential to strategically acquire companies, content and images that are complementary to our business. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions. We expect to finance future acquisition through a combination of long-term and short-term financing including debt, equity and cash and internally generated cash flow. We may obtain long-term financing through the issuance of equity securities and the incurrence of long-term secured or unsecured debt. We may obtain short-term financing through the use of a revolving credit facility, which may be terminated or replaced with long-term financing as appropriate.

      Our existing cash and investment balances may decline during 2005 in the event of a downturn in the general economy, particularly related to technology advertising, or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

      We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

      The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2004 (in thousands):

                                                           LESS THAN                              MORE THAN
                                                 TOTAL       1 YEAR     1-3 YEARS    3-5 YEARS     5 YEARS
                                               --------     --------     --------     --------     --------
Operating lease obligations                    $  3,324     $  1,485     $  1,639     $    200     $   --
Purchase obligation - acquisition earn-out        2,000        2,000         --           --           --
Other liabilities                                   351          126          225         --           --
                                               --------     --------     --------     --------     --------
Total                                          $  5,675     $  3,611     $  1,864     $   --       $   --
                                               ========     ========     ========     ========     ========

      Other liabilities represent payments due under contractual obligations assumed in the acquisition of ArtToday related to purchases of domain names.

      Jupitermedia has employment agreements with both its President and Chief Operating Officer and its Executive Vice President and Chief Financial Officer. The former provides twelve months of severance to be paid upon termination and the latter provides six months of severance to be paid upon termination due to a change of ownership and are not reflected in the above table.

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

      I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, serves as the managing member of internet.com Venture Fund I LLC and served as the managing member of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC prior to their dissolutions. Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

      Alan M. Meckler, our Chairman and CEO, and his wife guaranteed up to $5.0 million of our obligations under our $8 million and $4 million revolving credit facilities with HSBC. Each of them had also guaranteed our obligations under our $11 million revolving credit facility with HSBC. Each of these guarantees were secured by Mr. and Mrs. Meckler's personal assets. Our HSBC credit facilities and the related guarantees by Mr. Meckler and his wife were terminated in connection with our recent acquisition of Dynamic Graphics Group as more fully described in ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Liquidity and Capital Resources".

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised) ("SFAS 123R"), "Share-Based Payment." SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which a entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

      SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The Statement is effective for the first interim or annual period that begins after June 15, 2005. We expect that the impact of expensing existing stock options, as well as the impact of any anticipated stock option grants and restricted stock awards will be to reduce net income by approximately $0.08 per diluted share in 2005. The impact of SFAS 123R will not have any impact on Jupitermedia's cash flows or liquidity.

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

      We also derive revenue from granting rights to use images that are downloaded or are delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment (CD-ROMs and transparencies) or the availability of the image for downloading by the customer.

      We have agreements with a number of distributors of digital image and video clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. We recognize the revenue from the sale by the distributor at the time of the sale.

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

      VALUATION OF LONG-LIVED ASSETS. Goodwill and other intangible assets are tested for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and all other long-lived assets are tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

          o significant underperformance relative to expected historical or projected future operating results;

          o significant changes in the manner of our use of the acquired assets or the strategy for our overall business; o significant negative industry or economic trends;

          o   significant decline in our stock price for a sustained period; and

          o   our market capitalization relative to net book value.

      When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Long-lived assets, including goodwill and intangible assets, were $63.8 million as of December 31, 2004. The annual impairment analysis is considered critical because of the significance of long-lived assets to our consolidated balance sheet.

      IMAGE LIBRARY. The estimated useful lives of our image library are determined based on the average life of those that are currently generating revenue. Periodically, we perform analyses of the library that have shown that the average life of contemporary images approximate seven years and that the average life of archival images approximate fifteen years. Historical revenue may not be indicative of future revenue, and therefore, these estimated useful lives are inherently uncertain and require management's most difficult judgments.

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

      We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. We were the portfolio manager of, and an investor in, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, or Fund III, a $75.0 million venture fund formed in January 2000. All of these funds invested in early-stage content-based Internet properties that are not competitive with our business. In February 2003, the operating agreement of Fund II was amended to provide for the dissolution of the fund and distribution of the fund's assets following year-end 2003. In October 2002, the operating agreement of Fund III was amended to reduce Fund III's committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund's assets following year-end 2003. Both Fund II and Fund III were dissolved in December of 2004 and final distributions were made following such dissolutions. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I were sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $171,000 as of December 31, 2004.

      Our transactions are generally conducted, and as of December 31, 2004, 94% of our cash is held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            JUPITERMEDIA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            PAGE
                                                                            ----
Management's Responsibilities Report                                          35

Report of Independent Registered Public Accounting Firm on Consolidated
  Financial Statements                                                        36

Consolidated Balance Sheets as of December 31, 2003 and 2004                  37

Consolidated Statements of Operations for the Years Ended December 31,
  2002, 2003 and 2004                                                         38

Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 2002, 2003 and 2004                                      39

Consolidated Statements of Cash Flows for the Years Ended December 31,
  2002, 2003 and 2004                                                         40

Notes to Consolidated Financial Statements                                    41

                      MANAGEMENT'S RESPONSIBILITIES REPORT

      The Company's consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, as such, include amounts based on management's best estimates and judgments.

      Management is further responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of final statements for external purposes in accordance with GAAP. The Company follows and continuously monitors its policies and procedures for internal control over financial reporting to ensure that this objective is met.

      The consolidated financial statements were audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and their report is shown on the following page.

      The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accounting firm and management to discuss specific accounting, financial reporting and internal control matters. The independent registered public accounting firm has full and free access to the Audit Committee. Each year the Audit Committee selects, subject to ratification by stockholders, the firm which is to perform audit and other related work for the Company.



/s/ Alan M. Meckler
-------------------------------
Alan M. Meckler
Chairman and Chief Executive Officer
Jupitermedia Corporation




/s/ Christopher J. Baudouin
-------------------------------
Christopher J. Baudouin
Senior Vice President and Chief Financial Officer
Jupitermedia Corporation

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                       CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Jupitermedia Corporation
Darien, Connecticut


      We have audited the accompanying consolidated balance sheets of Jupitermedia Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a)(2) of the Company's 2004 Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 15, 2005

                            JUPITERMEDIA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2004

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                    ASSETS                     DECEMBER 31,    DECEMBER 31,
                                                                                   2003            2004
                                                                                ----------      ----------
Current assets:
    Cash and cash equivalents                                                   $    9,567      $   30,179
    Accounts receivable, net of allowances of $948 and $966, respectively           10,281          15,385
    Unbilled accounts receivable                                                     1,012           1,530
    Prepaid expenses and other                                                       2,124           2,713
                                                                                ----------      ----------
                      Total current assets                                          22,984          49,807
Property and equipment, net                                                          1,488           2,339
Intangible assets, net                                                               8,130          20,939
Goodwill                                                                            21,760          42,015
Investments and other assets                                                         1,676           1,197
                                                                                ----------      ----------
                      Total assets                                              $   56,038      $  116,297
                                                                                ==========      ==========


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $    1,494      $    2,277
    Accrued payroll and related expenses                                             2,482           1,785
    Accrued expenses and other                                                       4,151           5,037
    Deferred revenues                                                                9,211          14,183
                                                                                ----------      ----------
                      Total current liabilities                                     17,338          23,282
    Long term liabilities                                                              341             225
    Deferred revenues                                                                 --               510
    Deferred income tax liability                                                     --               121
                                                                                ----------      ----------
                     Total liabilities                                              17,679          24,138
                                                                                ----------      ----------
Commitments and contingencies (see notes) Stockholders' equity:
    Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares
        issued and outstanding                                                        --              --
    Common stock, $.01 par value, 75,000,000 shares authorized, 25,984,130 and 32,378,361 shares issued at December 31, 2003 and 2004,
        respectively                                                                   260             324
   Additional paid-in capital                                                      177,629         215,648
   Accumulated deficit                                                            (139,427)       (123,690)
   Treasury stock, 65,000 shares, at cost                                             (106)           (106)
   Accumulated other comprehensive income (loss)                                         3             (17)
                                                                                ----------      ----------
                      Total stockholders' equity                                    38,359          92,159
                                                                                ----------      ----------
                      Total liabilities and stockholders' equity                $   56,038      $  116,297
                                                                                ==========      ==========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                           2002            2003            2004
                                                                        ----------      ----------      ----------
Revenues                                                                $   40,697      $   46,991      $   71,888
Cost of revenues                                                            16,757          21,511          26,077
                                                                        ----------      ----------      ----------
Gross profit                                                                23,940          25,480          45,811
                                                                        ----------      ----------      ----------
Operating expenses:
    Advertising, promotion and selling                                      14,116          14,369          16,232
    General and administrative                                               6,787           7,003          10,687
    Depreciation                                                             2,235           1,422             804
    Amortization                                                               807           1,371           2,166
                                                                        ----------      ----------      ----------
 Total operating expenses                                                   23,945          24,165          29,889
                                                                        ----------      ----------      ----------
Operating income (loss)                                                         (5)          1,315          15,922
Income (loss) on investments and other, net                                   (205)            121             190
Interest expense                                                              --               (26)           (130)
Interest income                                                                383             190             163
                                                                        ----------      ----------      ----------
Income before income taxes, minority interests and equity loss from
     international and venture fund investments and other, net                 173           1,600          16,145
Provision for income taxes                                                    --              --               288
Minority interests                                                             (40)             26             (89)
Equity loss from international and venture fund investments and
     other, net                                                               (644)           (244)            (31)
                                                                        ----------      ----------      ----------
Net income (loss)                                                       $     (511)     $    1,382      $   15,737
                                                                        ==========      ==========      ==========
Earnings (loss) per share:
Basic                                                                   $    (0.02)     $     0.05      $     0.54
                                                                        ==========      ==========      ==========
Diluted                                                                 $    (0.02)     $     0.05      $     0.49
                                                                        ==========      ==========      ==========

Shares used in computing earnings (loss) per share:
Basic                                                                       25,318          25,574          29,381
                                                                        ==========      ==========      ==========
Diluted                                                                     25,318          26,917          31,801
                                                                        ==========      ==========      ==========







                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           ACCUMULATED
                                   COMMON STOCK       ADDITIONAL                              OTHER          TOTAL         TOTAL
                              ----------------------   PAID-IN    ACCUMULATED   TREASURY   COMPREHENSIVE STOCKHOLDERS' COMPREHENSIVE
                                SHARES      AMOUNT     CAPITAL      DEFICIT       STOCK    INCOME (LOSS)    EQUITY     INCOME (LOSS)
                              ----------  ----------  ----------   ----------  ----------   ----------    ----------    ----------
Balance at
  January 1, 2002             25,333,077  $      253  $  175,418   $ (140,298) $     --   $      (35)   $   35,338    $ (102,200)
  Exercise of stock options        8,940        --             8         --          --           --               8          --
  Capital contributions             --          --            61         --          --           --              61          --
  Purchase of treasury stock        --          --          --           --          (106)        --            (106)         --
  Foreign currency
    translation adjustment          --          --          --           --          --             64            64            64
  Net loss                          --          --          --           (511)       --           --            (511)         (511)
                              ----------  ----------  ----------   ----------  ----------   ----------    ----------    ----------
Balance at
  December 31, 2002           25,342,017         253     175,487     (140,809)       (106)          29        34,854          (447)
  Exercise of stock options      192,113           3         375         --          --           --             378          --
  Issuance of stock for
    acquisition                  450,000           4       1,767         --          --           --           1,771          --
  Foreign currency
    translation adjustment          --          --          --           --          --            (26)          (26)          (26)
  Net income                        --          --          --          1,382        --           --           1,382         1,382
                              ----------  ----------  ----------   ----------  ----------   ----------    ----------    ----------
Balance at
  December 31, 2003           25,984,130         260     177,629     (139,427)       (106)           3        38,359         1,356
  Exercise of stock options    1,843,734          18       7,182         --          --           --           7,200
  Public offering              4,500,497          45      30,297         --          --           --          30,342          --
  Issuance of stock for
    acquisition                   50,000           1         540         --          --           --             541          --
  Foreign currency
    translation adjustment          --          --          --           --          --            (20)          (20)          (20)
  Net income                        --          --          --         15,737        --           --          15,737        15,737
Balance at
                              ----------  ----------  ----------   ----------  ----------   ----------    ----------    ----------
    December 31, 2004         32,378,361  $      324  $  215,648   $ (123,690) $     (106)  $      (17)   $   92,159    $   15,717
                              ==========  ==========  ==========   ==========  ==========   ==========    ==========    ==========









                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                   2002          2003          2004
                                                                                ----------    ----------    ----------
Cash flows from operating activities:
    Net income (loss)                                                           $     (511)   $    1,382    $   15,737
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                3,042         2,793         2,970
        Barter transactions, net                                                    (1,176)         (912)         --
        Provision (benefit) for losses on accounts receivable                         (162)          205          (134)
        Income (loss) on investments and other, net                                    205          (121)         (190)
        Minority interests                                                              40           (26)           89
        Equity loss from venture fund investments, and other, net                      644           244            31
    Changes in current assets and liabilities (net of businesses acquired):
        Accounts receivable, net                                                       212        (1,845)       (2,909)
        Unbilled accounts receivable                                                   275           106          (518)
        Prepaid expenses and other                                                     368        (1,075)          161
        Accounts payable and accrued expenses                                          580          (719)         (358)
        Deferred revenues                                                           (1,451)        1,361         4,932
                                                                                ----------    ----------    ----------
            Net cash provided by operating activities                                2,066         1,393        19,811
                                                                                ----------    ----------    ----------
Cash flows from investing activities:
    Additions to property and equipment                                               (166)         (227)         (601)
    Acquisitions of businesses and other, net of cash acquired                      (1,979)      (17,562)      (36,487)
    Proceeds from sale of assets and other                                             310           106           211
    Distribution from internet.com venture funds                                       227          --             148
                                                                                ----------    ----------    ----------
            Net cash used in investing activities                                   (1,617)      (17,683)      (36,729)
                                                                                ----------    ----------    ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                       --            --          30,337
    Borrowings under credit facilities                                                --            --          13,000
    Repayment of borrowings under credit facilities                                   --            --         (13,000)
    Purchase of treasury stock                                                        (106)         --            --
    Proceeds from exercise of stock options                                              8           378         7,200
                                                                                ----------    ----------    ----------
               Net cash provided by (used in) financing activities                     (98)          378        37,537
                                                                                ----------    ----------    ----------
Effect of exchange rates on cash                                                      --              28            (7)
                                                                                ----------    ----------    ----------
Net change in cash and cash equivalents                                                351       (15,884)       20,612
Cash and cash equivalents, beginning of year                                        25,100        25,451         9,567
                                                                                ----------    ----------    ----------
Cash and cash equivalents, end of year                                          $   25,451    $    9,567    $   30,179
                                                                                ==========    ==========    ==========
Supplemental disclosures of cash flow:
    Cash paid for interest                                                      $     --      $       26    $      131
                                                                                ==========    ==========    ==========
    Cash paid for income taxes                                                  $     --      $     --      $     --
                                                                                ==========    ==========    ==========
Non-cash investing activities:
   Common stock issued for acquisitions                                         $     --      $    1,771    $      541
                                                                                ==========    ==========    ==========

                 See notes to consolidated financial statements.

                            JUPITERMEDIA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1.    THE COMPANY

      Jupitermedia Corporation ("Jupitermedia") is a global provider of original information, images, research and events resources for information technology ("IT"), business and creative professionals. JupiterWeb, the online media division of Jupitermedia, operates five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; ClickZ.com for interactive marketers; and Graphics.com for creative professionals. JupiterImages is a paid Web resource serving creative professionals with brands like Comstock Images, Thinkstock Images, Thinkstock Footage, Photos.com, HemeraImages.com, Ablestock.com, Clipart.com and Animations.com. Jupitermedia also includes JupiterResearch, an international research advisory organization specializing in business and technology market research in 24 business areas and 10 vertical markets. In addition, JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics.

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

      ONLINE MEDIA

            ADVERTISING REVENUES. Advertising revenue is recognized ratably in the period in which the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of advertising impressions, or number of times that an advertisement is viewed by users of Jupitermedia's Web sites and related media properties.

            E-COMMERCE REVENUES. Our e-commerce agreements and offerings generally include advertising on our Web sites, bounties for new customers or revenue sharing for sales made by the e-commerce vendors as a result of links from our networks, or in some cases combinations of advertising, bounties and revenue sharing. We recognize the advertising component of these agreements ratably in the period the advertising is displayed, provided that no significant company obligations remain and collection of the remaining receivable is probable. Generally, bounties and revenue sharing agreements require a monthly minimum fee from Jupitermedia's customers. Revenues from these agreements are recognized in the period in which they are earned.

            PAID SUBSCRIPTION REVENUES. Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, SearchEngineWatch.com, TheCounter.com, The Guestbook.com, WinDrivers.com and DevXPremierClub which are sold through our networks and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

            PERMISSION BASED OPT-IN E-MAIL LIST RENTAL REVENUES. Permission based opt-in e-mail list revenue relates to customer subscriptions to our opt-in e-mail lists. Revenue is recorded on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


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

            LICENSING REVENUES. Licensing agreements vary with Jupitermedia generating fixed fees, royalties or both for access to editorial content, software and brands produced by Jupitermedia. Such amounts are recognized as revenue in the period earned.

            BARTER REVENUES. We barter a portion of the unsold advertising impressions generated by our networks for advertising and promotion in media properties owned by other third parties. In addition, we have bartered portions of unsold advertising impressions for equity interests in certain of our venture funds' portfolio companies. We recognize revenue and expense from barter transactions at their estimated fair values in accordance with the guidelines set under Emerging Issues Task Force No. 99-17 "Accounting for Advertising Barter Transactions." Revenues related to barter transactions were $3.2 million, $1.0 million and $121,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

      ONLINE IMAGES

            JupiterImages provides creative professionals with online access to photos, clipart, animations, Web graphics, footage clips, fonts and Flash movies. Paid subscription sites include Comstock1700k.com, Photos.com, Ablestock.com, Clipart.com and Animations.com.

            Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

            JupiterImages also derives revenue from granting rights to use images that are downloaded or delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment (CD-ROMs and transparencies) or the availability of the image for downloading by the customer.

            JupiterImages has agreements with a number of distributors of digital images and video clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to JupiterImages. JupiterImages recognizes the revenue from the sale by the distributor based on the amount to be remitted to JupiterImages from the distributor.

            We license a portion of our images to third parties for royalties based on the licensee's revenues generated by the licensed images. Such amounts are recognized as revenue in the period earned.

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

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      EVENTS

            JupiterEvents generate revenue from attendee registrations, exhibition space and from advertiser and vendor sponsorships. Revenues for events are recognized in the period in which the event is held.

            Deferred revenues relate to the portion of collected conference registration fees as well as exhibition space and advertiser and vendor sponsorships that have been contracted prior to the commencement of events. Revenues related to barter transactions were $1.1 million, $258,000 and $280,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

      No customer accounted for 10% or more of our consolidated revenues for the years ended December 31, 2002, 2003 or 2004.

      CASH AND CASH EQUIVALENTS. Jupitermedia considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2004, Jupitermedia had no investments with maturities greater than three months.

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

      FOREIGN CURRENCY TRANSLATION. Jupitermedia translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. Jupitermedia translates revenue and expenses at the monthly average rates of exchange prevailing during the year. Jupitermedia includes the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity.

      PROPERTY AND EQUIPMENT. Depreciation of computer equipment and software is provided for by the straight-line method over estimated useful lives of three years. Depreciation of furniture, fixtures and equipment is provided for by the straight-line method over estimated useful lives ranging from five to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. Amortization of leasehold improvements is included in depreciation expense.

      IMAGE LIBRARY. The estimated useful lives of Jupitermedia's image library are determined based on the average life of those that are currently generating revenue. Periodically, Jupitermedia performs analyses of the library that have shown that the average life of contemporary images approximate seven years and that the average life of archival images approximate fifteen years.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


      GOODWILL AND OTHER INTANGIBLE ASSETS. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangibles with indefinite useful lives are no longer amortized but are reviewed periodically for impairment. With the adoption of SFAS No. 142 in the first quarter of 2002, we discontinued amortizing the remaining balances of goodwill and domain names.

      The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded.

      SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Intangible assets with definite lives are amortized using the straight line method over their expected useful lives ranging from three to fifteen years.

      IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Goodwill and certain other intangibles are tested for impairment under SFAS No. 142 and all other long-lived assets are tested for impairment under SFAS No. 144.

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

      ADVERTISING AND PROMOTION EXPENSE. Jupitermedia expenses advertising and promotion costs as incurred. Advertising and promotion expense was $4.7 million, $3.2 million and $3.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. Included in these amounts are expenses related to barter transactions of $3.1 million, $371,000 and $304,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

      INCOME TAXES. Jupitermedia accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using presently enacted statutory tax rates. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances have been established to reduce deferred tax assets to the amounts expected to be realized.

      STOCK BASED COMPENSATION. Jupitermedia grants to certain employees stock options with an exercise price equal to the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for such grants.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", Jupitermedia has not changed its method of accounting for stock-based compensation; however, SFAS No. 123, as amended by SFAS No. 148, requires footnote disclosures relating to the effect of using a fair value based method of accounting for stock-based compensation cost.

      The following table reflects pro forma net income (loss) and income (loss) per share had Jupitermedia elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share amounts):


                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2002        2003        2004
                                                -------     -------     -------
Net income (loss)                               $  (511)    $ 1,382     $15,737
    Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method for
      all awards                                 (8,131)     (5,011)     (3,090)
                                                -------     -------     -------
Pro forma net income (loss)                     $(8,642)    $(3,629)    $12,647
                                                =======     =======     =======


Basic earnings (loss) per share
    As reported                                 $ (0.02)    $  0.05     $  0.54
                                                =======     =======     =======
    Pro forma                                   $ (0.34)    $ (0.14)    $  0.43
                                                =======     =======     =======
Diluted earnings (loss) per share
    As reported                                 $ (0.02)    $  0.05     $  0.49
                                                =======     =======     =======
    Pro forma                                   $ (0.34)    $ (0.14)    $  0.40
                                                =======     =======     =======


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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

                                             YEAR ENDED DECEMBER 31,
                                        --------------------------------
                                         2002         2003         2004
                                        ------       ------       ------
    Risk-free interest rate             3.06%        2.03%        3.05%
    Expected Life (in years)              3            3            3
    Dividend yield                        0%           0%           0%
    Expected volatility                 132%         121%          71%


      RECENT ACCOUNTING PRONOUNCEMENTS. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised) ("SFAS 123R"), "Share-Based Payment." SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which a entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

      SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The Statement is effective for the first interim or annual period that begins after June 15, 2005. We expect that the impact of expensing existing stock options, as well as the

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

impact of any anticipated stock option grants and restricted stock awards will be to reduce net income by approximately $0.08 per diluted share in 2005. The impact of SFAS 123R will not have any impact on Jupitermedia's cash flows or liquidity.

3.    COMPUTATION OF EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares that may be issued upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

      Computations of basic and diluted earnings (loss) per share for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands, except per share amounts):


                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2002        2003        2004
                                                -------     -------     -------
BASIC EARNINGS PER SHARE:
Income available to common
    Stockholders (numerator)                    $  (511)    $ 1,382     $15,737
Weighted average common shares
    Outstanding (denominator)                    25,318      25,574      29,381
                                                -------     -------     -------
Basic earnings (loss) per share                 $ (0.02)    $  0.05     $  0.54
                                                =======     =======     =======

                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2002        2003        2004
                                                -------     -------     -------
DILUTED EARNINGS PER SHARE:
Income available to common
    stockholders (numerator)                    $  (511)    $ 1,382     $15,737
Weighted average common shares
    outstanding                                  25,318      25,574      29,381
Effect of dilutive stock options                    --        1,343       2,420
                                                -------     -------     -------
 Total weighted average common shares and
    dilutive securities (denominator)            25,318      26,917      31,801
                                                -------     -------     -------
Diluted earnings (loss) per share               $ (0.02)    $  0.05     $  0.49
                                                =======     =======     =======

      The following table summarizes the number of outstanding stock options excluded for the calculation of diluted earnings per share for the periods presented because of the result would have been anti-dulitive:

                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2002        2003        2004
                                                -------     -------     -------
Number of anti-dilutive stock options          5,645,589   2,364,947   1,110,066
Weighted average exercise price                    $6.33      $11.36      $14.80

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following (in thousands):


                                                     DECEMBER 31,   DECEMBER 31,
                                                         2003          2004
                                                       -------       -------
          Computer equipment and software              $ 8,699       $ 9,494
          Furniture, fixtures and equipment              1,194         1,719
          Leasehold improvements                           269           382
                                                       -------       -------
                                                        10,162        11,595
          Less: Accumulated depreciation                (8,674)       (9,256)
                                                       -------       -------
          Property and equipment, net                  $ 1,488       $ 2,339
                                                       =======       =======
5.    INTANGIBLE ASSETS AND GOODWILL

      Intangible assets and goodwill include the preliminary allocations of the purchase prices relating to the acquisitions of the assets of Thinkstock Images and Thinkstock Footage businesses, which took place on July 28, 2004, as well as the acquisition of the stock of Hemera Technologies Inc., which took place on November 12, 2004. Jupitermedia is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement. See Note 9 for additional disclosure information.

AMORTIZED INTANGIBLE ASSETS

      The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

                                             DECEMBER 31, 2003
                                   -------------------------------------------
                                                ACCUMULATED          NET
                                    COST       AMORTIZATION     CARRYING VALUE
                                   ------      ------------     --------------
Image library                      $3,198       $  (102)            $3,096
Customer lists                      1,296           (86)             1,210
Web site development costs          2,321        (1,282)             1,039
Trademarks                          2,381        (1,493)               888
Non-compete agreements                334           (53)               281
Other                                 188          (188)               --
                                   ------       -------             ------
       Total                       $9,718       $(3,204)            $6,514
                                   ======       =======             ======

                                             DECEMBER 31, 2003
                                   -------------------------------------------
                                                ACCUMULATED          NET
                                    COST       AMORTIZATION     CARRYING VALUE
                                   ------      ------------     --------------
Image library                      $15,864      $  (930)            $14,934
Customer lists                       1,668         (352)              1,316
Web site development costs           2,710       (1,649)              1,061
Trademarks                           2,635       (2,057)                578
Non-compete agreements                 434         (193)                241
Other                                  188         (188)                --
                                   -------      -------             -------
       Total                       $23,499      $(5,369)            $18,130
                                   =======      =======             =======

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over seven and fifteen years, customer lists are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Non-compete agreements are amortized over the period of the agreements. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

            YEAR ENDING DECEMBER 31:
            2005                             $2,486
            2006                              2,112
            2007                              1,827
            2008                              1,630
            2009                              1,532
            Thereafter                        8,543
                                            -------
                                            $18,130
                                            =======

UNAMORTIZED INTANGIBLE ASSETS

                                          DECEMBER 31,
                                       -----------------
                                        2003       2004
                                       ------     ------
            Domain names               $1,616     $2,809
                                       ------     ------
                  Total                $1,616     $2,809
                                       ======     ======

GOODWILL

      The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2004, are as follows (in thousands):

                                   ONLINE    ONLINE
                                    MEDIA    IMAGES   RESEARCH  EVENTS   TOTAL
                                    -----    ------   --------  ------   -----
Balance as of January 1, 2003      $5,254   $   --    $ 3,074    $49    $ 8,377
Goodwill acquired during year       2,395    11,475       --      --     13,870
Purchase accounting adjustments       (45)      --       (442)    --       (487)
                                   ------   -------   -------    ---    -------
Balance as of December 31, 2003     7,604    11,475     2,632     49     21,760
Goodwill acquired during year       1,302    18,980       --      --     20,282
Purchase accounting adjustments      (336)      309       --      --        (27)
                                   ------   -------   -------    ---    -------
Balance as of December 31, 2004    $8,570   $30,764   $ 2,632    $49    $42,015
                                   ======   =======   =======    ===    =======


      Purchase accounting adjustments in 2004 pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of ArtToday, Inc. and the assets of DevX.com, Inc.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


6.    INVESTMENTS AND OTHER ASSETS

      Investments and other assets consisted of the following (in thousands):

                                                  DECEMBER 31,  DECEMBER 31,
                                                     2003          2004
                                                    ------        ------
Investments in internet.com venture fund
  portfolio companies                               $  270        $  600
Security deposits                                      408           320
Investments in internet.com venture funds              710           171
Long-term prepaid expenses                              76            63
Other                                                   34            43
Officer loan                                           178           --
                                                    ------        ------
Investments and other assets                        $1,676        $1,197
                                                    ======        ======

      internet.com Venture Fund I LLC ("Fund I"), internet.com Venture Fund II LLC ("Fund II") and internet.com Venture Partners III LLC ("Fund III") (or collectively referred to as the "Funds") were organized on March 23, 1999, September 7, 1999 and January 7, 2000, respectively, as Delaware limited liability companies. I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, is the managing member and acts as the Funds' investment manager and makes all investment decisions on behalf of the Funds. Jupitermedia is responsible for the day-to-day operation of the Funds.

      The Funds' investment objective is to maximize capital appreciation through investments in Internet related companies that have a broad focus on content outside the areas of e-business and Internet technology and are believed to have high growth potential.

      In October 2002, the operating agreement of internet.com Venture Partners III was amended to reduce the fund's committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund assets following December 31, 2003. In February 2003, the operating agreement of internet.com Venture Fund II LLC was amended to provide for dissolution of the fund and distribution of the fund assets following December 31, 2003. Both Fund II and Fund III have been dissolved and final distributions were made during the fourth quarter of 2004. Jupitermedia no longer has any outstanding capital commitments related to the Funds.

      As of December 31, 2002 and 2003, Jupitermedia had a 14%, 12% and 14% investment in each of Fund I, Fund II and Fund III, respectively. As of December 31, 2004, Jupitermedia had a 14% investment in Fund I. Acting as the managing member of the Funds, Jupitermedia has significant influence over the operations of the Funds, and accordingly, Jupitermedia accounts for these investments on the equity basis of accounting, subject to review for impairment.

      Jupitermedia is entitled to approximately a 2% management fee for the day-to-day management of the Funds, which amounted to $1.1 million, $602,000 and $46,000 for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts are included in Revenues in the Consolidated Statements of Operations.

      Jupitermedia determined that the declines in value from Jupitermedia's accounting basis for certain of its investments in internet.com venture fund portfolio companies were other than temporary. During the years ended December 31, 2002, 2003 and 2004, Jupitermedia recognized losses of $407,000, $21,000 and $16,000 respectively, related to investment impairment. These amounts are a component of Income (loss) on investments and other in the Consolidated Statements of Operations.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004



7.    DEFERRED REVENUES

      The components of deferred revenues by segment are as follows (in thousands):

                                                    DECEMBER 31,   DECEMBER 31,
                                                        2003           2004
                                                      -------        -------

            Research                                  $ 4,431        $ 5,477
            Online images                               2,322          4,407
            Events                                        987          2,341
            Online media                                1,471          1,958
                                                      -------        -------
                                                      $ 9,211        $14,183
                                                      =======        =======

8.    SEGMENT INFORMATION

      Jupitermedia has four reportable segments: Online media, Online images, Research and Events. Online media consists of the internet.com, EarthWeb.com, DevX.com, ClickZ.com and Graphics.com Networks. Due to the acquisition of ArtToday on June 30, 2003, Jupitermedia added an additional reportable segment titled Online images. In 2004, we renamed our Online images business that was formerly known as ArtToday to JupiterImages. Research represents the JupiterResearch division. Events represents the JupiterEvents division. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 5 for the allocation of goodwill to Jupitermedia's reportable segments.

      Summary information by segment for the years ended December 31, 2002, 2003 and 2004 is as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 2002        2003        2004
                                               --------    --------    --------
Revenues:
     Online media                              $ 27,169    $ 24,991    $ 30,019
     Online images                                 --         4,018      22,571
     Research                                     5,139       9,101       9,323
     Events                                       7,271       8,279       9,929
     Other                                        1,118         602          46
                                               --------    --------    --------
                                               $ 40,697    $ 46,991    $ 71,888
                                               --------    --------    --------

Cost of revenues and operating expenses:
     Online media                              $ 20,289    $ 17,379    $ 18,714
     Online images                                 --         2,092       9,077
     Research                                     4,344       9,112       8,810
     Events                                       7,333       9,603       8,340
     Other                                        8,736       7,490      11,025
                                               --------    --------    --------
                                               $ 40,702    $ 45,676    $ 55,966
                                               --------    --------    --------

Operating income (loss):
     Online media                              $  6,880    $  7,612    $ 11,305
     Online images                                 --         1,926      13,494
     Research                                       795         (11)        513
     Events                                         (62)     (1,324)      1,589
     Other                                       (7,618)     (6,888)    (10,979)
                                               --------    --------    --------
                                               $     (5)   $  1,315    $ 15,922
                                               ========    ========    ========

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


      Revenues from advertising on Jupitermedia's Web sites were 40%, 42% and 33% of consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

      Approximately 95% of Jupitermedia's revenues for each of the three years in the period ended December 31, 2004 were derived from its domestic operations.

9.    ACQUISITIONS

      On June 20, 2002, Jupitermedia agreed to acquire (the "Research Acquisition") certain assets and to assume certain liabilities of the Jupiter Research and Jupiter Events businesses from Jupiter Media Metrix, Inc. ("JMXI"), pursuant to an Asset Purchase Agreement, dated as of June 20, 2002, by and between Jupitermedia, JMXI and Jupiter Communications, Inc. The Research Acquisition closed on July 31, 2002.

      The consideration paid in the Research Acquisition consisted of cash in the amount of $250,000 plus the assumption of certain liabilities of JMXI including obligations to fulfill contractual commitments. The final aggregate purchase price was allocated as $2.6 million to goodwill, $3.9 million to assets other than goodwill and $6.3 million to assumed liabilities.

      On June 30, 2003 (the "Closing Date"), Jupitermedia acquired (the "ArtToday Acquisition") all of the stock of ArtToday, an Arizona corporation, pursuant to a stock purchase agreement, dated as of June 24, 2003, by and between Jupitermedia and International Microcomputer Software, Inc. ("IMSI").

      The consideration paid in the ArtToday Acquisition as of December 31, 2003 consisted of cash in the amount of $13.0 million, 250,000 shares of Jupitermedia's common stock valued at $997,500 when issued. The purchase price was subject to adjustment after the Closing Date based on the adjusted net assets of ArtToday as of the Closing Date. As a result of this adjustment, IMSI paid $136,000 to Jupitermedia in the third quarter of 2003. Furthermore, cash earn-out payments totalling $4.0 million may be made based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could be earned for this earn-out period. Based upon the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI was paid $1.0 million in August 2004, representing the maximum amount that could be earned for this earn-out period. The goodwill associated with the ArtToday Acquisition is not deductible for tax purposes.

      The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      The following table summarizes the final purchase price allocation of the ArtToday Acquisition (in thousands):

      Cash and cash equivalents                                $   109
      Accounts receivable, net                                      43
      Prepaid expenses and other                                   254
      Property, plant and equipment                                520
      Domain names                                               1,427
      Customer lists                                               584
      Image library                                              2,500
      Non-compete agreements                                       283
      Web site development costs                                   495
      Goodwill                                                  10,785
                                                               -------
      Total assets acquired                                     17,000
                                                               -------
      Accounts payable                                            (109)
      Accrued payroll and related expenses                         (60)
      Accrued expenses                                            (486)
      Deferred revenue                                          (1,616)
      Long-term liabilities                                       (731)
                                                               -------
      Total liabilities assumed                                 (3,002)
                                                               -------
      Net assets acquired                                      $13,998
                                                               =======

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

      The consideration price paid in the DevX Acquisition as of December 31, 2003 consisted of cash in the amount of $2.25 million and 200,000 shares of Jupitermedia's common stock valued at $776,000 when issued plus the assumption of certain liabilities including accounts payable and obligations to fulfill contractual commitments.

      The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


      The following table summarizes the final purchase price allocation of the DevX Acquisition (in thousands):

      Accounts receivable, net                                 $   934
      Prepaid expenses and other                                    50
      Property, plant and equipment                                100
      Goodwill                                                   2,049
      Customer lists                                             1,004
      Web site development costs                                   378
      Domain names                                                  50
      Non-compete agreements                                        11
                                                               -------
      Total assets acquired                                      4,576
                                                               -------
      Accounts payable                                            (540)
      Accrued payroll and related expenses                        (289)
      Accrued expenses                                            (176)
      Deferred revenue                                            (545)
                                                               -------
      Total liabilities assumed                                 (1,550)
                                                               -------
      Net assets acquired                                      $ 3,026
                                                               =======

      The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to seven years. The goodwill associated with the DevX Acquisition is deductible for tax purposes.

      On August 27, 2003, Jupitermedia filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") to permit the resale from time to time of the shares of common stock issued to IMSI and DevX in connection with the ArtToday Acquisition and the DevX Acquisition, respectively. On September 10, 2003, the SEC declared such registration statement effective.

      On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. ("Comstock") for approximately $20.85 million in cash (the "Comstock Acquisition"). The Comstock Acquisition is expected to expand Jupitermedia's online images business.

      The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

      The following table summarizes the final purchase price allocation of the Comstock Acquisition (in thousands):

      Accounts receivable, net                                 $   912
      Property, plant and equipment                                489
      Domain names                                                 800
      Image library                                              6,400
      Web site development costs                                   230
      Goodwill                                                  12,040
      Investments and other assets                                   7
                                                               -------
      Total assets acquired                                     20,878
                                                               -------
      Accrued payroll and related expenses                         (28)
                                                               -------
      Net assets acquired                                      $20,850
                                                               =======

      The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with the Comstock Acquisition is deductible for tax purposes.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      On July 28, 2004, Jupitermedia acquired the assets of the Thinkstock Images and Thinkstock Footage businesses from Thinkstock, LLC for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock valued at $541,000 when issued (the "Thinkstock Acquisition"). The Thinkstock Acquisition is expected to expand Jupitermedia's online images business.

      The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

      The following table summarizes the preliminary purchase price allocation of the Thinkstock Acquisition (in thousands):

      Accounts receivable, net                                 $   392
      Property, plant and equipment                                 86
      Goodwill                                                   1,607
      Image library                                              2,100
      Non-compete agreements                                       100
      Web site development costs                                    60
      Domain names                                                 200
                                                               -------
      Total assets acquired                                      4,545
                                                               -------
      Accrued payroll and related expenses                          (5)
                                                               -------
      Net assets acquired                                      $ 4,540
                                                               =======


      The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to the Thinkstock Acquisition is subject to refinement. The goodwill associated with the Thinkstock Acquisition is deductible for tax purposes.

      On November 12, 2004, JupiterImages Corporation, a wholly-owned subsidiary of the Registrant, acquired all of the shares (the "Hemera Acquisition)" of Hemera Technologies Inc., a Canada corporation ("Hemera"), pursuant to a Share Purchase Agreement, dated November 12, 2004, between Hemera and JupiterImages Corporation. The Hemera Acquisition is expected to expand Jupitermedia's online images business.

      The consideration paid in the Hemera Acquisition consisted of approximately $7.3 million in cash.

      The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      The following table summarizes the preliminary purchase price allocation of the Hemera Acquisition (in thousands):

      Cash and cash equivalents                                $   283
      Accounts receivable, net                                     732
      Prepaid expenses and other                                   533
      Property, plant and equipment                                525
      Domain names                                                 150
      Image library                                              2,252
      Web site development costs                                   100
      Goodwill                                                   3,592
                                                               -------
      Total assets acquired                                      8,167
                                                               -------
      Accrued payroll and related expenses                         (42)
      Accrued expenses                                            (280)
      Deferred revenue                                            (518)
                                                               -------
      Total liabilities assumed                                   (840)
                                                               -------
      Net assets acquired                                      $ 7,327
                                                               =======

      The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to the Hemera Acquisition is subject to refinement. The goodwill associated with the Hemera Acquisition is not deductible for tax purposes.

      The following table summarizes Jupitermedia's additional acquisitions during the years ended December 31, 2002, 2003 and 2004 (dollars in thousands):


                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                              2002     2003     2004
                                              ----     ----     ----
      Number of acquisitions                    3         5         3
                                              ===      ====    ======
      Total aggregate purchase price          $87      $337    $1,300
                                              ===      ====    ======

      The unaudited pro forma information below presents results of operations as if the Comstock Acquisition, Thinkstock Acquisition and Hemera Acquisition had occurred as of January 1, 2003. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except per share amounts):


                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                2003            2004
                                              -------         -------
      Revenues                                $63,331         $80,547
                                              =======         =======
      Net income (loss)                       $  (430)        $18,491
                                              =======         =======
      Basic earnings (loss) per share         $ (0.02)        $  0.63
                                              =======         =======
      Diluted earnings (loss) per share       $ (0.02)        $  0.58
                                              =======         =======

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

10.   CREDIT FACILITIES

      In connection with the Comstock Acquisition on April 1, 2004 (see Note 9), Jupitermedia obtained secured revolving credit facilities from HSBC Bank USA ("HSBC"), which provided for aggregate borrowings of up to $12 million. These credit facilities consisted of an $8 million revolving credit facility, borrowings under which are capped at the lesser of $8 million and 80% of Jupitermedia's eligible accounts receivable, and a $4 million revolving credit facility. Jupitermedia paid a commitment fee of 0.5% per annum on the daily average unused amount of available borrowings under the $8 million credit facility. Both the $8 million credit facility and the $4 million credit facility are collateralized by all of Jupitermedia's assets. At Jupitermedia's option, borrowings under these credit facilities bear interest either at a rate equal to HSBC's prime rate or at a rate equal to LIBOR plus 2.0%.

      On April 8, 2004, Jupitermedia obtained an additional secured revolving credit facility from HSBC, which provided for additional borrowings of up to $11 million. Borrowings under this $11 million credit facility bore interest at a rate equal to LIBOR plus 1.35% and were collateralized by all of Jupitermedia's assets.

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

      Following the completion of Jupitermedia's follow-on public offering of common stock on May 28, 2004 (see Note 11), $13 million in outstanding borrowings under Jupitermedia's credit facilities was repaid. As of December 31, 2004, there were no outstanding borrowings under the credit facilities with HSBC and these facilities were terminated in 2005 in connection with Jupitermedia's acquisition of Dynamic Graphics Group and the related $20.0 million financing from JPMorgan (see Note 18).

11.   STOCKHOLDERS' EQUITY

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

      In October 2001, Jupitermedia announced that its Board of Directors had authorized the expenditure of up to $1.0 million to repurchase the Company's outstanding common stock. Any purchases under Jupitermedia's stock repurchase program may be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of Company management. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. In September 2002, Jupitermedia repurchased 65,000 shares of Jupitermedia common stock at $1.60 per share as part of its stock repurchase program. Other than in this instance, the Company has not repurchased any shares of common stock under the stock repurchase program. Our stock repurchase program was terminated prior to our follow-on public offering in May 2004.

      On May 28, 2004, Jupitermedia completed a follow-on public offering of common stock that generated net proceeds of $30.6 million for Jupitermedia. Of the 4,830,000 shares sold in the offering, 3,830,000 shares were sold by Jupitermedia and 1,000,000 shares were sold by certain stockholders of Jupitermedia.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

12.   INCOME TAXES

      Jupitermedia's income tax provision for each of the years presented is determined in accordance with SFAS No. 109.

      The components of income tax provision as shown in the Consolidated Statements of Operations are as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                2002       2003       2004
                                                ----       ----       ----
Current tax provision
   Federal                                      $  -       $  -       $  -
   State and local                                 -          -        219
   Foreign                                         -          -         14
                                                ----       ----       ----
Total current tax provision                        -          -        233
                                                ----       ----       ----
Deferred tax provision
   Federal                                         -          -         48
   State and local                                 -          -          7
   Foreign                                         -          -          -
                                                ----       ----       ----
Total deferred tax provision                       -          -         55
                                                ----       ----       ----
   Income tax provision                         $  -       $  -       $288
                                                ====       ====       ====

      A summary of Jupitermedia's deferred tax assets and liabilities as of December 31, 2003 and 2004 is as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         ----------------------
                                                             2003        2004
                                                           -------     -------
Deferred income tax assets:
     Net operating losses                                  $12,888     $13,982
     Amortization and impairment of intangible assets       27,727      25,854
     Capital loss carry forward                                906       1,003
     Reserves recorded for financial reporting purposes        558         909
     Depreciation of property and equipment                    645         391
                                                           -------     -------
Total deferred income tax assets                            42,724      42,139
Less: valuation allowance                                  (42,724)    (42,139)
                                                           -------     -------
Net deferred income tax assets                                 --          --
                                                           -------     -------
Deferred income tax liabilities:
     Amortization of domain names                              --         (121)
                                                           -------     -------
Net deferred income tax liabilities                        $   --      $  (121)
                                                           =======     =======


      Jupitermedia has not generated taxable income since its inception and therefore recorded a valuation allowance as of December 31, 2003 and 2004, which fully offsets its deferred income tax assets. At this time, there is no assurance that Jupitermedia will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets.

      The decrease in the valuation allowance from 2003 to 2004 was due to the amortization of intangibles for income tax purposes offset by an increase in our net operating losses. The increase in our net operating losses in 2004 was primarily due to tax benefits relating to the exercise of employee stock options. However, no tax benefits were recorded to additional paid-in capital because their realization was not more likely than not to occur and, consequently, a valuation allowance was recorded against the entire benefit.

      As of December 31, 2004 Jupitermedia had $34.5 million of net operating losses for federal income tax purposes, which begin to expire in 2018. Jupitermedia also had $34.1 million of net operating losses for state income tax purposes, which begin expiring in 2006.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      A reconciliation setting forth the difference between the amount of taxes computed at Jupitermedia's effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        2002     2003     2004
                                                       -----    -----    ------
Income tax expense based on federal statutory rate     $(203)   $ 484    $5,508
State and local tax expense, net of U.S. federal
     income tax                                          (26)      77     1,035
Change in valuation allowance                            200     (596)   (6,389)
Non-deductible expenses                                   29       35        54
Foreign rate differential                                --       --         80
                                                       -----    -----    ------
                                                       $ --     $ --     $  288
                                                       =====    =====    ======
13.   COMMITMENTS AND CONTINGENCIES

      Jupitermedia has entered into various operating leases for each of its office facilities. Generally under the lease agreements, Jupitermedia is obligated to pay a proportionate share of all utility costs for these premises. Rent expense, net of sublease income, for leased facilities was $1.7 million, $1.0 million and $1.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

      Future annual minimum lease payments under all operating leases are as follows (in thousands):

            YEARS ENDING DECEMBER 31,             OPERATING LEASES
            -------------------------             ----------------
            2005                                       $1,485
            2006                                        1,140
            2007                                          499
            2008                                          127
            2009                                           73
                                                       ------
            Total minimum payments                     $3,324
                                                       ======

      The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2004 are $100,000.

      Jupitermedia has entered into employment agreements with two of its officers. These agreements provide twelve months and six months of severance, respectively, to be paid upon termination and termination due to a change of ownership of Jupitermedia, respectively.

      A complaint was filed in Delaware Chancery Court (the "Chancery Court") on June 16, 1999 by a former shareholder of Mecklermedia Corporation ("Mecklermedia") alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor, and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media ("Penton") in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler (the "Delaware Action"). Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton ("Shareholders"), and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant. On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      Following discovery, on or about October 9, 2001, plaintiffs filed a Second Amended Class Action Complaint ("SAC"). The SAC adds allegations concerning defendants' alleged failure to disclose certain facts concerning Mr. Meckler's role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Chancery Court issued an opinion denying defendants' motion to dismiss the SAC. On December 13, 2002, all of the defendants, including the Company, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses.

      The parties to the Delaware Action and the parties to a related class action brought against Penton in the United States District Court for the Southern District of New York (the "Penton Action") settled both actions for $7.5 million. The carrier who provided director and officer liability insurance to the directors of Jupitermedia paid $2.875 million toward the settlement and Penton's insurance carrier paid the remaining portion of the settlement. The settlement agreement was approved by both the New York court and the Chancery Court and the Penton Action and the Delaware Action have been dismissed.

      On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants were knowingly and willfully using the name "WISPCON" to advertise, promote and conduct a variety of Internet/ information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs' pre-existing use in connection with their own Internet/ information technology trade shows of the trademarked, service marked, and branded name "ISPCON." Jupitermedia owns 49.9% of the ISPCON joint venture, pursuant to which it provides marketing, sales and other event support for the ISPCON trade shows. The plaintiffs sought injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract, and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which the court granted by Order dated September 7, 2004. By that same Order, the court dismissed the action without prejudice, each party to bear its own costs. The parties entered into a settlement agreement in October 2004 that resolved and disposed of all claims in the case.

      On May 12, 2004, Jupitermedia filed a lawsuit against eMarketer, Inc. ("eMarketer") in United States District Court for the Southern District of New York, alleging that eMarketer violated Jupitermedia's copyright, trademark and related rights. Jupitermedia is seeking an injunction, damages and legal costs. On June 30, 2004, eMarketer filed an answer and counterclaim seeking a declaratory judgment that the conduct of which Jupitermedia complains is not violative of Jupitermedia's rights and is not seeking damages. Jupitermedia replied to the counterclaim on July 30, 2004, and discovery has commenced.

      On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on it's Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related Web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity. Jupitermedia intends to vigorously defend itself.

      Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


14.   EMPLOYEE BENEFIT PLAN

      Jupitermedia has a defined contribution plan, which qualifies under
Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation to the plan. At the discretion of the board of directors, Jupitermedia may also make contributions each year for the benefit of all eligible employees under the plan. There were no discretionary contributions for the years ended December 31, 2002, 2003, and 2004.

15.   STOCK INCENTIVE PLAN

      In April 1999, Jupitermedia established a stock incentive plan under which Jupitermedia may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors up to an aggregate of 10,000,000 shares of common stock. The exercise price of the options granted under the stock incentive plan will not be less than the fair market value of the shares of Jupitermedia's common stock on the date of grant.

      Each stock option has a ten-year term from date of grant and vests equally on each of the first three anniversaries of their respective grant dates. The plan will terminate on April 15, 2009. As of December 31, 2004, there were 1,597,359 options remaining available for future issuance under this plan.

      A summary of the status of Jupitermedia's stock option plan as of December 31, 2002, 2003 and 2004 and changes during the years ending December 31, 2002, 2003 and 2004 are presented below:

                                               DECEMBER 31, 2002          DECEMBER 31, 2003          DECEMBER 31, 2004
                                             ----------------------     ----------------------     ----------------------
                                                           WEIGHTED                   WEIGHTED                   WEIGHTED
                                                           AVERAGE                    AVERAGE                    AVERAGE
                                             NUMBER OF     EXERCISE     NUMBER OF     EXERCISE     NUMBER OF     EXERCISE
                                              OPTIONS       PRICE        OPTIONS       PRICE        OPTIONS       PRICE
                                             ---------     --------     ---------     --------     ---------     --------
Outstanding at beginning of year             4,337,136      $8.85       5,645,589      $6.33       7,249,633      $5.50
Granted                                      2,179,183       2.21       2,456,352       3.36       1,488,750      12.55
Exercised                                       (8,940)      0.97        (191,515)      1.97      (2,519,471)      3.45
Forfeited                                     (861,790)      4.23        (660,793)      5.67        (582,892)     11.29
                                             ---------                  ---------                  ---------
Outstanding at end of year                   5,645,589      $6.33       7,249,633      $5.50       5,636,020      $7.71
                                             =========                  =========                  =========
Options exercisable at end of year           2,208,480     $10.39       3,495,394      $8.24       2,687,982      $7.58
                                             =========                  =========                  =========
Weighted average fair value of options
     granted during the year                                $1.68                      $2.43                      $5.30

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

                                              YEAR ENDED DECEMBER 31,
                                            --------------------------
                                            2002       2003       2004
                                            ----       ----       ----
      Risk-free interest rate              3.06%      2.03%      3.05%
      Expected life (in years)                3          3          3
      Dividend yield                          0%         0%         0%
      Expected volatility                   132%       121%        71%


      The following table summarizes information about stock options outstanding at December 31, 2004:

                                           OUTSTANDING                                        EXERCISABLE
                   -----------------------------------------------------------   ------------------------------------
                      NUMBER OF          WEIGHTED-AVERAGE     WEIGHTED-AVERAGE      NUMBER OF        WEIGHTED-AVERAGE
  RANGE OF            OPTIONS AT        REMAINING YEARS OF        EXERCISE          OPTIONS AT           EXERCISE
EXERCISE PRICES    DECEMBER 31, 2004     CONTRACTUAL LIFE          PRICE         DECEMBER 31, 2004        PRICE
                   -----------------     ----------------          -----         -----------------        -----
 $0.97-$1.24             195,376               4.98               $ 0.97              195,376            $ 0.97
  1.82-2.17              181,697               7.00                 2.05              121,837              2.05
  2.28-3.24            2,124,193               6.12                 3.00              843,717              2.75
  3.29-4.73              235,391               8.59                 4.15               81,797              4.14
  5.11-10.30             474,022               7.52                 6.47              463,189              6.41
 12.03-16.28           2,342,941               6.23                12.92              926,166             13.60
 18.75-22.50              56,850               7.56                19.52               30,350             19.86
 30.91-37.09               9,300               5.30                34.46                9,300             34.46
 40.69-58.69              16,250               5.13                48.43               16,250             48.43
                       ---------               ----               ------            ---------            ------
                       5,636,020               6.39               $ 7.71            2,687,982            $ 7.58
                       =========               ====               ======            =========            ======

16.   RELATED PARTY TRANSACTIONS

      Jupitermedia, Internet World Media, Inc. and Penton Media, Inc. entered into a services agreement in November 1998, whereby Jupitermedia agreed to provide certain services to Internet World Media, Inc. and Penton Media, Inc. in return for services to be provided to Jupitermedia by Internet World Media, Inc. and Penton Media, Inc. The value of the services provided was $504,000 for the year ended December 31, 2002. These amounts are included in both Revenues and Advertising promotion and selling expenses in the Consolidated Statements of Operations. This services agreement terminated in 2003.

      I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, serves as the managing member of internet.com Venture Fund I LLC. Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

      Alan M. Meckler, the Chairman and CEO of Jupitermedia, and his wife guaranteed up to $5.0 million of Jupitermedia's obligations under its $8 million and $4 million revolving credit facilities with HSBC. Each of them also guaranteed Jupitermedia's obligations under its $11 million revolving credit facility with HSBC. Each of these guarantees were secured by Mr. and Mrs. Meckler's personal assets. The HSBC credit facilities and the related guarantees by Mr. Meckler and his wife were terminated in connection with Jupitermedia's acquisition of Dynamic Graphics Group (See Note 10).

                            JUPITERMEDIA CORPORATION

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


17.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                 QUARTERS ENDED

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

2003                                    MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31    TOTAL
----                                    --------     -------   ------------  -----------    -----
Revenues                                $  8,245    $ 10,220     $ 13,328     $ 15,198    $ 46,991
Gross profit                            $  3,573    $  5,712     $  7,206     $  8,989    $ 25,480
Net income (loss)                       $ (1,330)   $   (111)    $    653     $  2,170    $  1,382
Basic earnings (loss) per share (a)     $  (0.05)   $  (0.00)    $   0.03     $   0.08    $   0.05
Diluted earnings (loss) per share       $  (0.05)   $  (0.00)    $   0.02     $   0.08    $   0.05


2004                                    MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31    TOTAL
----                                    --------     -------   ------------  -----------    -----

Revenues                                $ 14,353    $ 17,846     $ 18,774     $ 20,915    $ 71,888
Gross profit                            $  8,333    $ 11,299     $ 12,296     $ 13,883    $ 45,811
Net income                              $  1,637    $  3,509     $  5,059     $  5,532    $ 15,737
Basic earnings per share (a)            $   0.06    $   0.13     $   0.16     $   0.17    $   0.54
Diluted earnings per share (b)          $   0.06    $   0.11     $   0.15     $   0.16    $   0.49


(a) Earnings (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic earnings (loss) per share amounts exceeds the total for the year in 2003 and 2004.

(b) Earnings per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly diluted earnings per share amounts exceeds the total for the year in 2004.

18.   SUBSEQUENT EVENTS

      On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands ("Dynamic Graphics Group"), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $22.2 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan under a credit facility with JPMorgan Chase Bank, N.A. ("JPMorgan") obtained in connection with the transaction.

        On March 7, 2005, in connection with its acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the "Credit Agreement") with JPMorgan, which provides for a $20 million senior term loan, of which $20.0 million was outstanding as of March 14, 2005. The $20.0 million term loan is scheduled to mature on March 7, 2008 and may be prepaid without penalty. Jupitermedia may elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Credit Agreement requires Jupitermedia to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. The Credit Agreement contains customary covenants including, among others, restrictions on Jupitermedia's ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on its assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Credit Agreement also requires Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or a certain ERISA-related events. Upon an event of default, all amounts owing under the Credit Agreement will immediately become due and payable and will bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Credit Agreement are guaranteed by Jupitermedia's material subsidiaries and are collateralized by substantially all of its assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Alan M. Meckler, the Company's Chairman and Chief Executive Officer, and Christopher J. Baudouin, the Company's Executive Vice-President and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based on such evaluation, each of Mr. Meckler and Mr. Baudouin concluded that the Company's disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

      DESIGN AND EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING. Under
Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company's internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 and (ii) an attestation report of our independent registered public accounting firm on management's assessment of such internal controls.

      On November 30, 2004, the SEC issued an exemptive order (SEC Release No. 50754) which provides a 45-day extension for the filing of the management report and the related attestation report by eligible companies. We have elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K does not include such reports. We intend to include such reports in an amendment to this Annual Report on Form 10-K in accordance with the SEC's exemptive order.

      During 2004, we spent considerable time and internal and external resources analyzing, documenting and testing our system of internal controls over financing reporting and have substantially completed our internal evaluation.

      There can be no assurance, however, that one or more material weaknesses in our internal controls over financial reporting will not be identified during the 45-day extension period, that management will be able to assert that our internal controls over financial reporting are effective as of December 31, 2004 or that our independent registered public accounting firm will be able to attest that management's report is fairly stated or express an unqualified opinion on the effectiveness of our internal controls. If such weaknesses are identified or if our independent registered public accounting firm does not render an unqualified attestation, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

      CHANGES IN INTERNAL CONTROLS. No change in our internal controls over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

      None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to this Item is incorporated herein by reference to Jupitermedia's Proxy Statement for its Annual Meeting of Stockholders to be held in 2005. Jupitermedia has adopted a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, the text of which it has posted on its Web site www.jupitermedia.com.

ITEM 11. EXECUTIVE COMPENSATION

      Information with respect to this Item is incorporated herein by reference to Jupitermedia's Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information with respect to this Item is incorporated herein by reference to Jupitermedia's Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information with respect to this Item is incorporated herein by reference to Jupitermedia's Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information with respect to this Item is incorporated herein by reference to Jupitermedia's Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See Jupitermedia Corporation--Index to Consolidated Financial Statements at Item 8 on page 34 of this report.

(2) Financial Statement Schedule: Schedule II--Valuation and Qualifying Accounts

(3) Index to Exhibits



EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

2.1 Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant (1)
3.1         Registrant's Amended and Restated Certificate of Incorporation, as
            amended (2)
3.2         Registrant's Amended and Restated Bylaws (3)
4.1         Form of Specimen Stock Certificate for the Registrant's Common Stock
            (1)
10.1 Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (1)
10.2+ Registrant's 1999 Stock Incentive Plan (Amended and Restated as of February 27, 2003) (2)
10.3+ Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998 (1)
10.4+ Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998 (1)
10.5 Asset Purchase Agreement, by and among Jupitermedia Corporation, Jupiter Media Metrix, Inc. and Jupiter Communications Inc., dated as of June 20, 2002. (4)
10.6 Stock Purchase Agreement, by and between ArtToday, Inc. and Jupitermedia Corporation, dated as of June 24, 2003 (5)
10.7 Asset Purchase Agreement, by and between DevX.com, Inc. and Jupitermedia Corporation, dated as of July 11, 2003 (6)
10.8 Asset Purchase Agreement, dated as of April 1, 2004, by and among Jupitermedia Corporation, Comstock, Inc. and, with regard to certain provisions, Henry Scanlon, Matthias Bowman, Judy Curiale, Michael Stuckey and Edward Gronske (7)
10.9 Asset Purchase Agreement, dated July 28, 2004, between Thinkstock, LLC and ArtToday, Inc., a wholly owned subsidiary of Jupitermedia Corporation (8)
10.10 Share Purchase Agreement, dated November 12, 2004, between Hemera Technologies Inc. and JupiterImages Corporation, a wholly-owned subsidiary of Jupitermedia Corporation (9)
10.11 Equity Purchase Agreement, dated as of February 12, 2005, by and among Jupitermedia Corporation, JupiterImages Corporation, Creatas, L.L.C., Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation and the members of certain sellers identified on the signature pages thereto (10)
10.12 Credit Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender, and such other financial institutions as may from time to time become party thereto as lenders (10)
10.13 Guaranty Agreement, dated March 7, 2005, among JupiterImages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (10)
10.14 Security Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JupiterImages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)
10.15 Pledge Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JupiterImages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)
10.16 Registration Rights Agreement, dated as of March 7, 2005, by and among Jupitermedia Corporation, Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation, David Moffly and Stoneybrook Creatas Investors (10)
11.1 Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to financial statements)
21.1        Subsidiaries of the Registrant
31.1        Rule 13a-14(a)/15d-14(a) Certification
31.2        Rule 13a-14(a)/15d-14(a) Certification

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999
     (2) Incorporated herein by reference to the Registrant's Form 10-K filed on March 5, 2004
     (3) Incorporated herein by reference to the Registrant's Form S-3/A filed on April 12, 2004
     (4) Incorporated herein by reference to the Registrant's Form 10-Q filed on August 14, 2002
     (5) Incorporated herein by reference to the Registrant's Form 8-K filed on July 1, 2003
     (6) Incorporated herein by reference to the Registrant's Form 8-K filed on July 16, 2003
     (7) Incorporated herein by reference to the Registrant's Form 8-K filed on April 2, 2004
     (8) Incorporated herein by reference to the Registrant's Form 8-K filed on August 2, 2004
     (9) Incorporated herein by reference to the Registrant's Form 8-K filed on November 18, 2004
     (10) Incorporated herein by reference to the Registrant's Form 8-K filed on March 9, 2005

      +   Compensatory plans and arrangements for executives and others

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005


                                           Jupitermedia Corporation



                                       By: /s/ Alan M. Meckler
                                           ---------------------------
                                           Name: Alan M. Meckler
                                           Title: Chairman and Chief Executive
                                                  Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Alan M. Meckler             Chairman of the Board, Chief      March 16, 2005
---------------------------     Executive Officer and Director
Alan M. Meckler                 (Principal Executive Officer)


/s/ Christopher S. Cardell      President, Chief Operating        March 16, 2005
---------------------------     Officer and Director
Christopher S. Cardell


/s/ Christopher J. Baudouin     Executive Vice President and      March 16, 2005
---------------------------     Chief Financial Officer
Christopher J. Baudouin         (Principal Financial and
                                 Accounting Officer)

/s/ Gilbert F. Bach             Director                          March 16, 2005
---------------------------
Gilbert F. Bach


/s/ Michael J. Davies           Director                          March 16, 2005
---------------------------
Michael J. Davies


/s/ John R. Patrick             Director                          March 16, 2005
---------------------------
John R. Patrick


/s/ William A. Shutzer          Director                          March 16, 2005
---------------------------
William A. Shutzer

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                            JUPITERMEDIA CORPORATION
                                 (IN THOUSANDS)



                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    2002       2003       2004
                                                   ------     ------     ------
Balance, beginning of year                         $1,810     $1,056     $  948
Provision (benefit) charged to (deducted from)
  statement of operations                            (162)       205       (134)
Additions to (deductions from) accounts
  receivable to which they apply                     (592)      (313)       152
                                                   ------     ------     ------
Balance, end of year                               $1,056     $  948     $  966
                                                   ======     ======     ======