Form 10-K/A
period 2004-12-31
JUPITERMEDIA CORP
filed 2005-05-02
CIK 1083712

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2004, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $281,397,000.

The number of shares of the outstanding registrant’s Common Stock as of March 14, 2005, was 33,844,810.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for the filing of management’s report on internal controls over financial reporting and the required attestation on those controls from our independent registered public accountants. We elected to utilize a portion of this extension period. Therefore, Jupitermedia Corporation hereby amends its Annual Report on Form 10-K, filed March 16, 2005 (the “Original Filing”), to include Management’s Report on Internal Control Over Financial Reporting and the Report of our Independent Registered Public Accounting Firm required in Item 9A, “Controls and Procedures” on Form 10-K. Except for the foregoing amendment, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

We operate four interrelated and complementary businesses through some of the most well known brands targeted at IT, business and creative professionals:

•	JupiterWeb, our online media business, operates five distinct online networks: internet.com and EarthWeb.com for IT and business professionals, DevX.com for software and Web developers, ClickZ.com for interactive marketers and Graphics.com for creative professionals;

•	JupiterImages, our online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands such as Comstock Images, Thinkstock Images, Thinkstock Footage, Photos.com, HemeraImages.com, Ablestock.com, Clipart.com and Animations.com;

•	JupiterResearch, our market research and consulting business, is a leading international market research and advisory business specializing in business and technology market research; and

•	JupiterEvents, our offline conference and trade show business, is a leading producer of conferences and trade shows focused on IT and business-specific topics.

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

•        JupiterWeb consists of our internet.com, EarthWeb.com, DevX.com, ClickZ.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that, as of January 2005, generated over 300 million page views monthly.

• Online images	• JupiterImages	• JupiterImages is one of the leading images companies in the world with over 7.0 million images online serving creative professionals.

• Research	• JupiterResearch	• JupiterResearch provides business and technology market insight, data and objective analysis for both end-user and vendor companies.

• Events	• JupiterEvents	• JupiterEvents is a leading producer of conferences and trade shows focused on IT and business-specific topics.

Segment financial data for the years ended December 31, 2002 through 2004 appears in Note 8 to the Consolidated Financial Statements.

Online media

The following is a brief description of each of our Online media networks:

•	internet.com provides enterprise IT and business professionals with the news, original information resources and community they need to succeed in today’s rapidly evolving IT and business environment.

•	EarthWeb.com’s sites are organized into five “channels” targeting the needs of IT management, hardware and systems professionals, networking and communications administrators and Web and software developers.

•	DevX.com is a provider of original technical information and services that enables corporate application development teams to efficiently address development challenges and projects.

•	ClickZ.com publishes news, original information, analysis and opinion for interactive marketing professionals.

•	Graphics.com provides creative professionals with news, resources and the community they need to succeed.

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

Primary Business Areas—United States

Personal Technologies & Access Marketing & Media

• Broadband	• Content & Programming

• Digital Television	• Digital Rights Management

• Home Theater	• Marketing & Branding

• Personal Computer and Console Games	• Online Advertising

• Personal Technology	• Online Behavior & Demographics

• Wi-Fi Mobility	• Online Search

• Wireless

Web Technologies & Operations

• Customer Relationship Management

• Marketing Operations

• Payments & Transactions

• Site Technologies & Operations

Primary Business Areas—Europe

• Commerce	• Marketing & Advertising

• Content & Programming	• Platforms & Access

• Country Focus	• Wireless

• Market Forecasts

Vertical Industry Research

• Automotive	• Health

• Banking & Lending	• Microsoft Monitor

• Brokerage & Wealth Management	• Music

• Consumer Packaged Goods	• Retail

• Entertainment & Media	• Travel

Custom Research and Consulting. Our Custom Research and Consulting services address our clients’ project-specific research needs. Strategic consulting projects utilize a variety of research methodologies to provide proprietary recommendations; allow clients to test specific hypotheses regarding how new technologies, competitive forces and alternative go-to-market strategies affect their market position; and expand on JupiterResearch’s knowledge and data, often focusing on markets or issues not directly covered in existing products. Types of custom research projects include market opportunity assessments, leading practice analyses, business evaluations, new business model assessments, multi-client studies and site benchmarking.

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

Events scheduled for 2005, some of which are produced in multiple cities in both the United States and around the world each year, include:

•	Digital Rights Management Strategies

•	IT Service Management Forum

•	Search Engine Strategies

•	WiFi/VoWiFi Planet

Venture Fund Investments

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. We were the portfolio manager of, and an investor in, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com

Venture Partners III LLC, or Fund III, a $75.0 million venture fund formed in January 2000. All of these funds invested in early-stage content-based Internet properties that are not competitive with our business. In February 2003, the operating agreement of Fund II was amended to provide for the dissolution of the fund and distribution of the fund’s assets following year-end 2003. In October 2002, the operating agreement of Fund III was amended to reduce Fund III’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund’s assets following year-end 2003. Both Fund II and Fund III were dissolved in December of 2004 and final distributions were made following such dissolutions. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I were sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $171,000 as of December 31, 2004.

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

Corporate Information

Prior to the acquisition of Mecklermedia Corporation (“Mecklermedia”) by Penton Media, Inc. (“Penton Media”) in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia. Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering IT and the Internet industry. In connection with this acquisition, Penton Media determined that Mecklermedia’s Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia’s Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of February 10, 2004, Mr. Meckler beneficially owned approximately 38.7% of our outstanding common stock.

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

Our website address is http://www.jupitermedia.com. We make available free of charge, through a link on our website to the Securities and Exchange Commission’s (“SEC”) internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

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

Geographic Financial Information

The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues by geographic region:

	2002	2003	2004
United States of America	95%	95%	95%
International	5	5	5

	100%	100%	100%

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

	2002	2003	2004
Online media	31%	48%	54%
Online images	—	—	—
Research	34	36	22
Events	13	15	13
All segments combined	27	35	25

If we were to lose one or more of our significant customers, our future financial results could be negatively affected.

Backlog

The following is a summary of our backlog for each of our segments as of December 31, 2003 and 2004 (in thousands):

	December 31,
	2003	2004
Online media	$5,546	$4,671
Online images	2,322	4,490
Research	4,430	6,372
Events	937	2,160

	$13,235	$17,693

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

Employees

The following is a summary of our employees by segment as of December 31, 2003 and 2004:

	December 31, 2003	December 31, 2004
Online media	147	129
Online images	17	84
Research	64	69
Events	25	20
Other	26	37

	279	339

ITEM 2. PROPERTIES

The following table sets forth a list of our current office leases:

Locations	Square Feet	Termination Date	Use
Occupied
Darien, CT	18,000	February 2007	Administrative, Online media editorial, IT operations, Events sales and operations personnel
New York, NY	16,000	July 2007	Online media sales and editorial, Research analysts and sales personnel
Mountainside, NJ	15,000	June 2005	Online images operations and marketing
Gatineau, Quebec	9,500	July 2009	Online images operations and marketing
McLean, Virginia	6,000	May 2005	Online images operations and marketing
San Francisco, CA	5,700	August 2006	Online media sales and Research sales personnel
Essex, England	5,000	December 2009	Online images operations and marketing
Tucson, AZ	5,000	November 2005	Online images operations and marketing
Charlotte, NC	3,000	November 2007	Online images operations and marketing
Toronto, Ontario	2,500	July 2005	Online images operations and marketing
Dee Why, Australia	2,500	January 2007	Online images operations
Boston, MA	2,000	July 2006	Online media editorial, IT operations and Research sales personnel
Stamberg, Germany	1,900	December 2007	Online images operations
London, England	1,800	June 2005	Online images operations
Westboro, MA	1,500	January 2007	Events operations personnel
Berlin, Germany	1,000	December 2005	Online media sales personnel
Steinsel, Luxembourg	1,000	May 2007	Online images operations and marketing
Paris, France	1,000	March 2005	Research sales personnel
London, England	1,000	May 2005	Research sales personnel
Hamburg, Germany	700	December 2005	Research sales personnel

Sublet
Darien, CT	4,500	April 2005	This location is currently sublet to an unaffiliated third party.
Tucson, AZ	3,000	November 2005	This location is currently sublet to an unaffiliated third party through the lease termination date.

We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

A complaint was filed in Delaware Chancery Court (the “Chancery Court”) on June 16, 1999 by a former shareholder of Mecklermedia Corporation (“Mecklermedia”) alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor, and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media (“Penton”) in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler (the “Delaware Action”). Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton (“Shareholders”), and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant. On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs.

Following discovery, on or about October 9, 2001, plaintiffs filed a Second Amended Class Action Complaint (“SAC”). The SAC adds allegations concerning defendants’ alleged failure to disclose certain facts concerning Mr. Meckler’s role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Chancery Court issued an opinion denying defendants motion to dismiss the SAC. On December 13, 2002, all of the defendants, including the Company, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses.

The parties to the Delaware Action and the parties to a related class action brought against Penton in the United States District Court for the Southern District of New York (the “Penton Action”) settled both actions for $7.5 million. The carrier who provided director and officer liability insurance to the directors of Jupitermedia paid $2.875 million toward the settlement and Penton’s insurance carrier paid the remaining portion of the settlement. The settlement agreement was approved by both the New York court and the Chancery Court and the Penton Action and the Delaware Action have been dismissed.

On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants were knowingly and willfully using the name “WISPCON” to advertise, promote and conduct a variety of Internet/ information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs’ pre-existing use in connection with their own Internet/ information technology trade shows of the trademarked, service marked, and branded name “ISPCON.” Jupitermedia owns 49.9% of the ISPCON joint venture, pursuant to which it provides marketing, sales and other event support for the ISPCON trade shows. The plaintiffs sought injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract, and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which the court granted by Order dated September 7, 2004. By that same Order, the court dismissed the action without prejudice, each party to bear its own costs. The parties entered into a settlement agreement in October 2004 that resolved and disposed of all claims in the case.

On May 12, 2004, Jupitermedia filed a lawsuit against eMarketer, Inc. (“eMarketer”) in United States District Court for the Southern District of New York, alleging that eMarketer violated Jupitermedia’s copyright, trademark and related rights. Jupitermedia is seeking an injunction, damages and legal costs. On June 30, 2004, eMarketer filed an answer and counterclaim seeking a declaratory judgment that the conduct of which Jupitermedia complains is not violative of Jupitermedia’s rights and is not seeking damages. Jupitermedia replied to the counterclaim on July 30, 2004, and discovery has commenced.

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

	High	Low
Year ended December 31, 2003
First Quarter	$3.05	$2.37
Second Quarter	$4.88	$2.63
Third Quarter	$4.70	$3.55
Fourth Quarter	$6.10	$4.35

Year ended December 31, 2004
First Quarter	$12.11	$4.60
Second Quarter	$14.65	$7.67
Third Quarter	$18.13	$10.08
Fourth Quarter	$24.44	$15.58

Year ending December 31, 2005
First Quarter (through March 14, 2005)	$23.76	$12.68

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,636,020	$7.71	1,597,359
Equity compensation plans not approved by security holders	—	—	—

Total	5,636,020	$7.71	1,597,359

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the financial statements of Jupitermedia, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$52,083	$43,965	$40,697	$46,991	$71,888
Cost of revenues	22,991	22,101	16,757	21,511	26,077

Gross profit	29,092	21,864	23,940	25,480	45,811

Operating expenses:
Advertising, promotion and selling	18,254	18,471	14,116	14,369	16,232
General and administrative	10,172	11,956	6,787	7,003	10,687
Depreciation	2,099	2,730	2,235	1,422	804
Amortization (1)	24,854	33,785	807	1,371	2,166
Impairment of intangibles (2)	—	54,184	—	—	—

Total operating expenses	55,379	121,126	23,945	24,165	29,889

Operating income (loss)	(26,287)	(99,262)	(5)	1,315	15,922
Income (loss) on investments and other, net	(216)	(1,946)	(205)	121	190
Interest income	4,814	1,376	383	190	163
Interest expense	—	—	—	(26)	(130)

Income (loss) before income taxes, minority interests and equity loss from international and venture fund investments	(21,689)	(99,832)	173	1,600	16,145
Provision for income taxes	205	2	—	—	288
Minority interests	399	83	(40)	26	(89)
Equity loss from international and venture fund investments, net	(1,482)	(2,435)	(644)	(244)	(31)

Net income (loss)	$(22,977)	$(102,186)	$(511)	$1,382	$15,737

Basic net income (loss) per share	$(0.92)	$(4.03)	$(0.02)	$0.05	$0.54

Basic weighted average number of common shares	25,014	25,333	25,318	25,574	29,381

Diluted net income (loss) per share	$(0.92)	$(4.03)	$(0.02)	$0.05	$0.49

Diluted weighted average number of common shares	25,014	25,333	25,318	26,917	31,801

(1)	Amortization expense decreased from 2001 to 2002 due primarily to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” On January 1, 2002, SFAS No. 142 became effective and as a result, we ceased amortizing goodwill.
(2)	Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values are determined based upon estimated future cash flows. During 2001, we determined that certain intangible assets associated with various acquired Online media properties were impaired. As a result of this determination, we recorded a non-cash charge of $54.2 million for the year ended December 31, 2001 related to the impairment of acquired goodwill and trademarks.

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$59,979	$25,100	$25,451	$9,567	$30,179
Working capital	52,314	22,926	21,312	5,646	26,525
Total assets	162,172	45,787	48,385	56,038	116,297
Total equity	137,483	35,338	34,854	38,359	92,159

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

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

•	e-commerce agreements, which generally include a fixed advertising fee and either a bounty for new customer accounts or revenue sharing;

•	paid subscription services for our paid e-mail newsletters and services;

•	renting our permission based opt-in e-mail list names;

•	advertiser sponsorships for our Webinars; and

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

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

We also derive revenue from granting rights to use images that are download or delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment or the availability of the image for downloading by the customer.

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

Recent Acquisitions

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $22.2 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan under a credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) obtained in connection with the transaction.

On March 7, 2005, in connection with our acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan which provides for a $20 million senior term loan, of which $20.0 million was outstanding as of March 14, 2005. The $20.0 million term loan is scheduled to mature on March 7, 2008 and may be prepaid without penalty. Jupitermedia may elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Credit Agreement requires us to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. The Credit Agreement contains customary covenants including, among others, restrictions on our ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on our assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Credit Agreement also requires us to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or certain ERISA-related events. Upon an event of default, all amounts owing under the Credit Agreement will immediately become due and payable and will bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Credit Agreement are guaranteed by Jupitermedia’s material subsidiaries and are collateralized by substantially all of our assets.

During 2004, we made three significant acquisitions. On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. (“Comstock Images”) for approximately $20.85 million in cash (the “Comstock Acquisition”). Comstock Images has been integrated into the JupiterImages business. The Comstock Acquisition was financed with cash on hand and through $13 million of borrowings under credit facilities from HSBC Bank USA (“HSBC”).

On April 1, 2004, Jupitermedia obtained secured revolving credit facilities from HSBC that provided for aggregate borrowings of up to $12 million. On April 8, 2004, Jupitermedia obtained an additional secured revolving credit facility from HSBC that provided for additional borrowings of up to $11 million. Following the completion of Jupitermedia’s follow-on public offering of common stock on May 28, 2004 (see Note 11 to Consolidated Financial

Statements), $13 million in outstanding borrowings under the credit facilities with HSBC were repaid. As of December 31, 2004, there were no outstanding borrowings under the credit facilities with HSBC. These facilities were terminated in 2005 in connection with entering into the Credit Agreement with JPMorgan.

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

On July 28, 2004, Jupitermedia acquired the assets of the Thinkstock Images and Thinkstock Footage businesses from Thinkstock, LLC (“Thinkstock”) for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock valued at $541,000 when issued (the “Thinkstock Acquisition”). Based on preliminary estimates, the aggregate purchase price was allocated as $1.6 million to goodwill, $2.5 million to intangible assets and $478,000 to assets other than goodwill and intangible assets and $5,000 to assumed liabilities. The purchase accounting for the Thinkstock Acquisition will be finalized at a later date not to exceed one year from the Thinkstock Acquisition date.

On November 12, 2004, Jupitermedia acquired all of the stock of Hemera Technologies Inc. and its subsidiaries (“Hemera”) for approximately $7.3 million in cash (the “Hemera Acquisition”). Based on preliminary estimates, the aggregate purchase price was allocated as $3.6 million to goodwill, $2.5 million to intangible assets and $2.1 million to assets other than goodwill and intangible and $840,000 to assumed liabilities. The purchase accounting for the Hemera Acquisition will be finalized at a later date not to exceed one year from the Hemera Acquisition date.

In 2004, we also made various smaller acquisitions to complement our current product and service offerings.

During 2003, we made two significant acquisitions. On June 30, 2003, we acquired all of the stock of ArtToday, Inc. (“ArtToday”) from International Microcomputer Software, Inc. (“IMSI”) for $13.0 million in cash, 250,000 shares of Jupitermedia common stock valued at $997,500 when issued and an earn-out for up to an additional $4.0 million in cash consideration over the two years following closing. Earn-out payments are based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could have been earned for this earn-out period. Based upon the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI was paid $1.0 million in August 2004, representing the maximum amount that could have been earned for this earn-out period. With the acquisition of ArtToday we formed our Online images business, and there are no financial results for this business prior to June 30, 2003. In 2004, we renamed our Online images business that was formerly known as ArtToday to JupiterImages.

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

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by segment (dollars in thousands):

	Year Ended December 31,			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Online media	$27,169	$24,991	$30,019	$(2,178)	(8)%	$5,028	20%
Online images	—	4,018	22,571	4,018	—	18,553	462
Research	5,139	9,101	9,323	3,962	77	222	2
Events	7,271	8,279	9,929	1,008	14	1,650	20
Other	1,118	602	46	(516)	(46)	(556)	(92)

	$40,697	$46,991	$71,888	$6,294	15%	$24,897	53%

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

The following table sets forth, for the periods indicated, a year-over-year comparison of our Online media revenues, including barter.

	Year Ended December 31,			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Online media	$23,948	$23,970	$29,898	$22	—%	$5,928	25%
Barter	3,221	1,021	121	(2,200)	(68)	(900)	(88)

Total Online media	$27,169	$24,991	$30,019	$(2,178)	(8)%	$5,028	20%

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

The following table sets forth, for the years ended December 31, 2003 and 2004, the components of our Online images revenues (in thousands):

	Year Ended December 31,
	2003	2004
Subscriptions	$3,903	$10,857
Single images	—	4,347
Distributors, licensing and other	115	4,324
CD-ROMs	—	3,043

Total Online images	$4,018	$22,571

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

The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2003 and 2004:

	Percentage of Contract Value Renewed		Percentage of Number of Contracts Renewed
Fiscal Quarter Ended	2003	2004	2003	2004
March 31	49%	103%	51%	77%
June 30	67	88	69	71
September 30	67	93	72	70
December 31	98	96	86	82

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

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts since our acquisition of the JupiterResearch business in 2002 (dollars in thousands):

	Number of Active Contracts			Total Active Contract Value
Fiscal Quarter Ended	2002	2003	2004	2002	2003	2004
March 31	N/A	217	240	$—	$8,646	$8,236
June 30	N/A	221	243	—	8,119	8,407
September 30	300	222	259	13,336	7,668	8,691
December 31	291	241	277	12,862	8,082	8,948

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

	2002	2003	2004
Number of events produced	39	26	19
Sponsor and exhibitor revenue	$2,800	$3,978	$4,443
Attendee revenue	3,421	4,043	5,206
Barter	1,050	258	280

Total Events revenue	$7,271	$8,279	$9,929

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

Cost of revenues and gross profit

The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues and gross profit by segment (dollars in thousands):

Cost of revenues

	Year Ended December 31			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Online media	$11,084	$10,329	$11,366	$(755)	(7)%	$1,037	10%
Online images	—	1,300	4,551	1,300	—	3,251	250
Research	2,430	5,162	5,195	2,732	112	33	1
Events	3,243	4,720	4,965	1,477	46	245	5

	$16,757	$21,511	$26,077	$4,754	28%	$4,566	21%

Gross profit

	Year Ended December 31			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Online media	$16,085	$14,662	$18,653	$(1,423)	(9)%	$3,991	27%
Online images	—	2,718	18,020	2,718	—	15,302	563
Research	2,709	3,939	4,128	1,230	45	189	5
Events	4,028	3,559	4,964	(469)	(12)	1,405	39
Other	1,118	602	46	(516)	(46)	(556)	(92)

	$23,940	$25,480	$45,811	$1,540	6%	$20,331	80%

Gross profit %

	Year Ended December 31
	2002	2003	2004
Online media	59%	59%	62%
Online images	—	68	80
Research	53	43	44
Events	55	43	50
Other	100	100	100

	59%	54%	64%

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a year-over-year comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Year Ended December 31,			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Online media	$8,983	$6,278	$6,737	$(2,705)	(30)%	$459	7%
Online images	—	508	3,228	508	—	2,720	535
Research	1,345	2,884	3,045	1,539	114	161	6
Events	3,788	4,699	3,222	911	24	(1,477)	(31)

	$14,116	$14,369	$16,232	$253	2%	$1,863	13%

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

General and administrative

The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses by segment (dollars in thousands):

	Year Ended December 31,			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Online media	$217	$772	$611	$555	256%	$(161)	(21)%
Online images	—	284	1,298	284	—	1,014	357
Research	569	1,066	570	497	87	(496)	(47)
Events	302	184	153	(118)	(39)	(31)	(17)
Other	5,699	4,697	8,055	$(1,002)	(18)	3,358	71

	$6,787	$7,003	$10,687	$216	3%	$3,684	53%

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

Depreciation and amortization

The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses (in thousands):

	Year Ended December 31,			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Depreciation	$2,235	$1,422	$804	$(813)	(36)%	$(618)	(43)%
Amortization	807	1,371	2,166	564	70	795	58

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

Income (loss) on investments and other, net

The following table sets forth, for the periods indicated, a year-over-year comparison of our income (loss) on investments and other, net (dollars in thousands):

	Year Ended December 31,			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Income (loss) on investments and other, net	$(205)	$121	$190	$326	N/M	$69	57%

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

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (in thousands):

	Year Ended December 31,			2002 vs. 2003		2003 vs. 2004
	2002	2003	2004	$	%	$	%
Interest income	$383	$190	$163	$(193)	(50)%	$(27)	(14)%
Interest expense	—	(26)	(130)	(26)	—	(104)	(400)

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

				2002 vs. 2003		2003 vs. 2004
For the Year Ended December 31:	2002	2003	2004	$	%	$	%
Operating cash flows	$2,066	$1,393	$19,811	$(673)	(33)%	$18,418	1,322%
Investing cash flows	$(1,617)	$(17,683)	$(36,729)	$(16,066)	994%	$(19,046)	108%
Financing cash flows	$(98)	$378	$37,537	$476	N/M	$37,159	9,830%
Capital expenditures	$(166)	$(227)	$(601)	$(61)	37%	$(374)	165%
Acquisitions of businesses	$(1,979)	$(17,562)	$(36,487)	$(15,583)	7,874%	$(18,925)	52%

As of December 31:
Cash and cash equivalents	$25,451	$9,567	$30,179	$(15,884)	(62)%	$20,612	215%
Accounts receivable, net	$7,521	$10,281	$15,385	$2,760	37%	$5,104	50%
Working capital	$21,312	$5,646	$26,525	$(15,666)	(74)%	$20,879	370%

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

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $22.2 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan under a credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) obtained in connection with the transaction.

On March 7, 2005, in connection with our acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan which provides for a $20 million senior term loan, of which $20.0 million was outstanding as of March 14, 2005. The $20.0 million term loan is scheduled to mature on March 7, 2008 and may be prepaid without penalty. Jupitermedia may elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Credit Agreement requires us to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. The Credit Agreement contains customary covenants including, among others, restrictions on our ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on our assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Credit Agreement also requires us to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or certain ERISA-related events. Upon an event of default, all amounts owing under the Credit Agreement will immediately become due and payable and will bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Credit Agreement are guaranteed by Jupitermedia’s material subsidiaries and are collateralized by substantially all of our assets.

On April 1, 2004, we acquired substantially all of the assets of Comstock Images for approximately $20.85 million in cash and the assumption of $28,000 of liabilities. We financed the acquisition with cash on hand and $13.0 million in borrowings under our revolving credit facilities with HSBC Bank USA (“HSBC”).

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,324	$1,485	$1,639	$200	$—
Purchase obligation—acquisition earn-out	2,000	2,000	—	—	—
Other liabilities	351	126	225	—	—

Total	$5,675	$3,611	$1,864	$—	$—

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

Alan M. Meckler, our Chairman and CEO, and his wife guaranteed up to $5.0 million of our obligations under our $8 million and $4 million revolving credit facilities with HSBC. Each of them had also guaranteed our obligations under our $11 million revolving credit facility with HSBC. Each of these guarantees were secured by Mr. and Mrs. Meckler’s personal assets. Our HSBC credit facilities and the related guarantees by Mr. Meckler and his wife were terminated in connection with our recent acquisition of Dynamic Graphics Group as more fully described in ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” under “Liquidity and Capital Resources”.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which a entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The Statement is effective for the first interim or annual period that begins after June 15, 2005. We expect that the impact of expensing existing stock options, as well as the impact of any anticipated stock option grants and restricted stock awards will be to reduce net income by approximately $0.08 per diluted share in 2005. The impact of SFAS 123R will not have any impact on Jupitermedia’s cash flows or liquidity.

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

Image library. The estimated useful lives of our image library are determined based on the average life of those that are currently generating revenue. Periodically, we perform analyses of the library that have shown that the average life of contemporary images approximate seven years and that the average life of archival images approximate fifteen years. Historical revenue may not be indicative of future revenue, and therefore, these estimated useful lives are inherently uncertain and require management’s most difficult judgments.

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

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. We were the portfolio manager of, and an investor in, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, or Fund III, a $75.0 million venture fund formed in January 2000. All of these funds invested in early-stage content-based Internet properties that are not competitive with our business. In February 2003, the operating agreement of Fund II was amended to provide for the dissolution of the fund and distribution of the fund’s assets following year-end 2003. In October 2002, the operating agreement of Fund III was amended to reduce Fund III’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund’s assets following year-end 2003. Both Fund II and Fund III were dissolved in December of 2004 and final distributions were made following such dissolutions. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I were sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $171,000 as of December 31, 2004.

Our transactions are generally conducted, and as of December 31, 2004, 94% of our cash is held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jupitermedia Corporation

MANAGEMENT’S RESPONSIBILITIES REPORT

The Company’s consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on management’s best estimates and judgments.

Management is further responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of final statements for external purposes in accordance with GAAP. The Company follows and continuously monitors its policies and procedures for internal control over financial reporting to ensure that this objective is met.

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
Jupitermedia Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, Connecticut

We have audited the accompanying consolidated balance sheets of Jupitermedia Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a)(2) of the Company’s 2004 Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 15, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Jupitermedia Corporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal controls over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting.

Based on our assessment, management has determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hemera Technologies Inc., whose financial statements reflect total assets and revenues constituting 7% and 1% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company only recently acquired this business on November 12, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report. Deloitte & Touche LLP’s audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hemera Technologies Inc.

/s/ ALAN M. MECKLER
Alan M. Meckler Chairman and Chief Executive Officer Jupitermedia Corporation

/s/ CHRISTOPHER J. BAUDOUIN
Christopher J. Baudouin Executive Vice President and Chief Financial Officer Jupitermedia Corporation

April 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Jupitermedia Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Hemera Technologies Inc., which was acquired on November 16, 2004 and whose financial statements reflect total assets and revenues constituting 7% and 1% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Hemera Technologies Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

April 28, 2005

Jupitermedia Corporation

Consolidated Balance Sheets

December 31, 2003 and 2004

(in thousands, except share and per share amounts)

	December 31, 2003	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$9,567	$30,179
Accounts receivable, net of allowances of $948 and $966, respectively	10,281	15,385
Unbilled accounts receivable	1,012	1,530
Prepaid expenses and other	2,124	2,713

Total current assets	22,984	49,807
Property and equipment, net	1,488	2,339
Intangible assets, net	8,130	20,939
Goodwill	21,760	42,015
Investments and other assets	1,676	1,197

Total assets	$56,038	$116,297

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,494	$2,277
Accrued payroll and related expenses	2,482	1,785
Accrued expenses and other	4,151	5,037
Deferred revenues	9,211	14,183

Total current liabilities	17,338	23,282
Long term liabilities	341	225
Deferred revenues	—	510
Deferred income tax liability	—	121

Total liabilities	17,679	24,138

Commitments and contingencies (see notes)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 25,984,130 and 32,378,361 shares issued at December 31, 2003 and 2004, respectively	260	324
Additional paid-in capital	177,629	215,648
Accumulated deficit	(139,427)	(123,690)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive income (loss)	3	(17)

Total stockholders’ equity	38,359	92,159

Total liabilities and stockholders’ equity	$56,038	$116,297

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2002, 2003 and 2004

(in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues	$40,697	$46,991	$71,888
Cost of revenues	16,757	21,511	26,077

Gross profit	23,940	25,480	45,811

Operating expenses:
Advertising, promotion and selling	14,116	14,369	16,232
General and administrative	6,787	7,003	10,687
Depreciation	2,235	1,422	804
Amortization	807	1,371	2,166

Total operating expenses	23,945	24,165	29,889

Operating income (loss)	(5)	1,315	15,922
Income (loss) on investments and other, net	(205)	121	190
Interest expense	—	(26)	(130)
Interest income	383	190	163

Income before income taxes, minority interests and equity loss from international and venture fund investments and other, net	173	1,600	16,145
Provision for income taxes	—	—	288
Minority interests	(40)	26	(89)
Equity loss from international and venture fund investments and other, net	(644)	(244)	(31)

Net income (loss)	$(511)	$1,382	$15,737

Earnings (loss) per share:

Basic	$(0.02)	$0.05	$0.54

Diluted	$(0.02)	$0.05	$0.49

Shares used in computing earnings (loss) per share:

Basic	25,318	25,574	29,381

Diluted	25,318	26,917	31,801

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002, 2003 and 2004

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2002	25,333,077	$253	$175,418	$(140,298)	$—	$(35)	$35,338	$(102,200)

Exercise of stock options	8,940	—	8	—	—	—	8	—
Capital contributions	—	—	61	—	—	—	61	—
Purchase of treasury stock	—	—	—	—	(106)	—	(106)	—
Foreign currency translation adjustment	—	—	—	—	—	64	64	64
Net loss	—	—	—	(511)	—	—	(511)	(511)

Balance at December 31, 2002	25,342,017	253	175,487	(140,809)	(106)	29	34,854	(447)

Exercise of stock options	192,113	3	375	—	—	—	378	—
Issuance of stock for acquisition	450,000	4	1,767	—	—	—	1,771	—
Foreign currency translation adjustment	—	—	—	—	—	(26)	(26)	(26)
Net income	—	—	—	1,382	—	—	1,382	1,382

Balance at December 31, 2003	25,984,130	260	177,629	(139,427)	(106)	3	38,359	1,356

Exercise of stock options	1,843,734	18	7,182	—	—	—	7,200
Public offering	4,500,497	45	30,297	—	—	—	30,342	—
Issuance of stock for acquisition	50,000	1	540	—	—	—	541	—
Foreign currency translation adjustment	—	—	—	—	—	(20)	(20)	(20)
Net income	—	—	—	15,737	—	—	15,737	15,737

Balance at December 31, 2004	32,378,361	$324	$215,648	$(123,690)	$(106)	$(17)	$92,159	$15,717

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2003 and 2004

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(511)	$1,382	$15,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,042	2,793	2,970
Barter transactions, net	(1,176)	(912)	—
Provision (benefit) for losses on accounts receivable	(162)	205	(134)
Income (loss) on investments and other, net	205	(121)	(190)
Minority interests	40	(26)	89
Equity loss from venture fund investments, and other, net	644	244	31
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	212	(1,845)	(2,909)
Unbilled accounts receivable	275	106	(518)
Prepaid expenses and other	368	(1,075)	161
Accounts payable and accrued expenses	580	(719)	(358)
Deferred revenues	(1,451)	1,361	4,932

Net cash provided by operating activities	2,066	1,393	19,811

Cash flows from investing activities:
Additions to property and equipment	(166)	(227)	(601)
Acquisitions of businesses and other, net of cash acquired	(1,979)	(17,562)	(36,487)
Proceeds from sale of assets and other	310	106	211
Distribution from internet.com venture funds	227	—	148

Net cash used in investing activities	(1,617)	(17,683)	(36,729)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	30,337
Borrowings under credit facilities	—	—	13,000
Repayment of borrowings under credit facilities	—	—	(13,000)
Purchase of treasury stock	(106)	—	—
Proceeds from exercise of stock options	8	378	7,200

Net cash provided by (used in) financing activities	(98)	378	37,537

Effect of exchange rates on cash	—	28	(7)

Net change in cash and cash equivalents	351	(15,884)	20,612
Cash and cash equivalents, beginning of year	25,100	25,451	9,567

Cash and cash equivalents, end of year	$25,451	$9,567	$30,179

Supplemental disclosures of cash flow:
Cash paid for interest	$—	$26	$131

Cash paid for income taxes	$—	$—	$—

Non-cash investing activities:
Common stock issued for acquisitions	$—	$1,771	$541

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002, 2003 and 2004

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of original information, images, research and events resources for information technology (“IT”), business and creative professionals. JupiterWeb, the online media division of Jupitermedia, operates five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; ClickZ.com for interactive marketers; and Graphics.com for creative professionals. JupiterImages is a paid Web resource serving creative professionals with brands like Comstock Images, Thinkstock Images, Thinkstock Footage, Photos.com, HemeraImages.com, Ablestock.com, Clipart.com and Animations.com. Jupitermedia also includes JupiterResearch, an international research advisory organization specializing in business and technology market research in 24 business areas and 10 vertical markets. In addition, JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics.

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

Barter revenues. We barter a portion of the unsold advertising impressions generated by our networks for advertising and promotion in media properties owned by other third parties. In addition, we have bartered portions of unsold advertising impressions for equity interests in certain of our venture funds’ portfolio companies. We recognize revenue and expense from barter transactions at their estimated fair values in accordance with the guidelines set under Emerging Issues Task Force No. 99-17 “Accounting for Advertising Barter Transactions.” Revenues related to barter transactions were $3.2 million, $1.0 million and $121,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Image Library. The estimated useful lives of Jupitermedia’s image library are determined based on the average life of those that are currently generating revenue. Periodically, Jupitermedia performs analyses of the

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

library that have shown that the average life of contemporary images approximate seven years and that the average life of archival images approximate fifteen years.

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

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Intangible assets with definite lives are amortized using the straight line method over their expected useful lives ranging from three to fifteen years.

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

Income taxes. Jupitermedia accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using presently enacted statutory tax rates. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances have been established to reduce deferred tax assets to the amounts expected to be realized.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

Stock based compensation. Jupitermedia grants to certain employees stock options with an exercise price equal to the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and accordingly, recognizes no compensation expense for such grants.

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

The following table reflects pro forma net income (loss) and income (loss) per share had Jupitermedia elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003	2004
Net income (loss)	$(511)	$1,382	$15,737
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,131)	(5,011)	(3,090)

Pro forma net income (loss)	$(8,642)	$(3,629)	$12,647

Basic earnings (loss) per share
As reported	$(0.02)	$0.05	$0.54

Pro forma	$(0.34)	$(0.14)	$0.43

Diluted earnings (loss) per share
As reported	$(0.02)	$0.05	$0.49

Pro forma	$(0.34)	$(0.14)	$0.40

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2002	2003	2004
Risk-free interest rate	3.06%	2.03%	3.05%
Expected Life (in years)	3	3	3
Dividend yield	0%	0%	0%
Expected volatility	132%	121%	71%

Recent accounting pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which a entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. The Statement is effective for the first interim or annual period that begins after June 15, 2005. We expect that the impact of expensing existing stock options, as well as the impact of any anticipated stock option grants and restricted stock awards will be to reduce net income by approximately $0.08 per diluted share in 2005. The impact of SFAS 123R will not have any impact on Jupitermedia’s cash flows or liquidity.

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

Computations of basic and diluted earnings (loss) per share for the years ended December 31, 2002, 2003 and 2004 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003	2004
Basic Earnings Per Share:
Income available to common Stockholders (numerator)	$(511)	$1,382	$15,737
Weighted average common shares Outstanding (denominator)	25,318	25,574	29,381

Basic earnings (loss) per share	$(0.02)	$0.05	$0.54

	Year Ended December 31,
	2002	2003	2004
Diluted Earnings Per Share:
Income available to common stockholders (numerator)	$(511)	$1,382	$15,737
Weighted average common shares outstanding	25,318	25,574	29,381
Effect of dilutive stock options	—	1,343	2,420

Total weighted average common shares and dilutive securities (denominator)	25,318	26,917	31,801

Diluted earnings (loss) per share	$(0.02)	$0.05	$0.49

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

The following table summarizes the number of outstanding stock options excluded for the calculation of diluted earnings per share for the periods presented because of the result would have been anti-dulitive:

	Year Ended December 31,
	2002	2003	2004
Number of anti-dilutive stock options	5,645,589	2,364,947	1,110,066
Weighted average exercise price	$6.33	$11.36	$14.80

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2003	December 31, 2004
Computer equipment and software	$8,699	$9,494
Furniture, fixtures and equipment	1,194	1,719
Leasehold improvements	269	382

	10,162	11,595
Less: Accumulated depreciation	(8,674)	(9,256)

Property and equipment, net	$1,488	$2,339

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2003
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$3,198	$(102)	$3,096
Customer lists	1,296	(86)	1,210
Web site development costs	2,321	(1,282)	1,039
Trademarks	2,381	(1,493)	888
Non-compete agreements	334	(53)	281
Other	188	(188)	—

Total	$9,718	$(3,204)	$6,514

	December 31, 2004
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$15,864	$(930)	$14,934
Customer lists	1,668	(352)	1,316
Web site development costs	2,710	(1,649)	1,061
Trademarks	2,635	(2,057)	578
Non-compete agreements	434	(193)	241
Other	188	(188)	—

Total	$23,499	$(5,369)	$18,130

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

$18,130

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

Unamortized Intangible Assets

	December 31,
	2003	2004
Domain names	$1,616	$2,809

Total	$1,616	$2,809

Goodwill

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2004, are as follows (in thousands):

	Online Media	Online images	Research	Events	Total
Balance as of January 1, 2003	$5,254	$—	$3,074	$49	$8,377
Goodwill acquired during year	2,395	11,475	—	—	13,870
Purchase accounting adjustments	(45)	—	(442)	—	(487)

Balance as of December 31, 2003	7,604	11,475	2,632	49	21,760
Goodwill acquired during year	1,302	18,980	—	—	20,282
Purchase accounting adjustments	(336)	309	—	—	(27)

Balance as of December 31, 2004	$8,570	$30,764	$2,632	$49	$42,015

Purchase accounting adjustments in 2004 pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of ArtToday, Inc. and the assets of DevX.com, Inc.

6. INVESTMENTS AND OTHER ASSETS

Investments and other assets consisted of the following (in thousands):

	December 31, 2003	December 31, 2004
Investments in internet.com venture fund portfolio companies	$270	$600
Security deposits	408	320
Investments in internet.com venture funds	710	171
Long-term prepaid expenses	76	63
Other	34	43
Officer loan	178	—

Investments and other assets	$1,676	$1,197

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

For the Years Ended December 31, 2002, 2003 and 2004

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

7. DEFERRED REVENUES

The components of deferred revenues by segment are as follows (in thousands):

	December 31, 2003	December 31, 2004
Research	$4,431	$5,477
Online images	2,322	4,407
Events	987	2,341
Online media	1,471	1,958

	$9,211	$14,183

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

For the Years Ended December 31, 2002, 2003 and 2004

Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 5 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the years ended December 31, 2002, 2003 and 2004 is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Revenues:
Online media	$27,169	$24,991	$30,019
Online images	—	4,018	22,571
Research	5,139	9,101	9,323
Events	7,271	8,279	9,929
Other	1,118	602	46

	$40,697	$46,991	$71,888

Cost of revenues and operating expenses:
Online media	$20,289	$17,379	$18,714
Online images	—	2,092	9,077
Research	4,344	9,112	8,810
Events	7,333	9,603	8,340
Other	8,736	7,490	11,025

	$40,702	$45,676	$55,966

Operating income (loss):
Online media	$6,880	$7,612	$11,305
Online images	—	1,926	13,494
Research	795	(11)	513
Events	(62)	(1,324)	1,589
Other	(7,618)	(6,888)	(10,979)

	$(5)	$1,315	$15,922

Revenues from advertising on Jupitermedia’s Web sites were 40%, 42% and 33% of consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively.

Approximately 95% of Jupitermedia’s revenues for each of the three years in the period ended December 31, 2004 were derived from its domestic operations.

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

For the Years Ended December 31, 2002, 2003 and 2004

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

The consideration paid in the ArtToday Acquisition as of December 31, 2003 consisted of cash in the amount of $13.0 million, 250,000 shares of Jupitermedia’s common stock valued at $997,500 when issued. The purchase price was subject to adjustment after the Closing Date based on the adjusted net assets of ArtToday as of the Closing Date. As a result of this adjustment, IMSI paid $136,000 to Jupitermedia in the third quarter of 2003. Furthermore, cash earn-out payments totalling $4.0 million may be made based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, IMSI was paid $1.0 million in February 2004, representing the maximum amount that could be earned for this earn-out period. Based upon the results of ArtToday for the period from January 1, 2004 to June 30, 2004, IMSI was paid $1.0 million in August 2004, representing the maximum amount that could be earned for this earn-out period. The goodwill associated with the ArtToday Acquisition is not deductible for tax purposes.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the ArtToday Acquisition (in thousands):

Cash and cash equivalents	$109
Accounts receivable, net	43
Prepaid expenses and other	254
Property, plant and equipment	520
Domain names	1,427
Customer lists	584
Image library	2,500
Non-compete agreements	283
Web site development costs	495
Goodwill	10,785

Total assets acquired	17,000

Accounts payable	(109)
Accrued payroll and related expenses	(60)
Accrued expenses	(486)
Deferred revenue	(1,616)
Long-term liabilities	(731)

Total liabilities assumed	(3,002)

Net assets acquired	$13,998

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

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

The consideration price paid in the DevX Acquisition as of December 31, 2003 consisted of cash in the amount of $2.25 million and 200,000 shares of Jupitermedia’s common stock valued at $776,000 when issued plus the assumption of certain liabilities including accounts payable and obligations to fulfill contractual commitments.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the DevX Acquisition (in thousands):

Accounts receivable, net	$934
Prepaid expenses and other	50
Property, plant and equipment	100
Goodwill	2,049
Customer lists	1,004
Web site development costs	378
Domain names	50
Non-compete agreements	11

Total assets acquired	4,576

Accounts payable	(540)
Accrued payroll and related expenses	(289)
Accrued expenses	(176)
Deferred revenue	(545)

Total liabilities assumed	(1,550)

Net assets acquired	$3,026

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to seven years. The goodwill associated with the DevX Acquisition is deductible for tax purposes.

On August 27, 2003, Jupitermedia filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to permit the resale from time to time of the shares of common stock issued to IMSI and DevX in connection with the ArtToday Acquisition and the DevX Acquisition, respectively. On September 10, 2003, the SEC declared such registration statement effective.

On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. (“Comstock”) for approximately $20.85 million in cash (the “Comstock Acquisition”). The Comstock Acquisition is expected to expand Jupitermedia’s Online images business.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the Comstock Acquisition (in thousands):

Accounts receivable, net	$912
Property, plant and equipment	489
Domain names	800
Image library	6,400
Web site development costs	230
Goodwill	12,040
Investments and other assets	7

Total assets acquired	20,878

Accrued payroll and related expenses	(28)

Net assets acquired	$20,850

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with the Comstock Acquisition is deductible for tax purposes.

On July 28, 2004, Jupitermedia acquired the assets of the Thinkstock Images and Thinkstock Footage businesses from Thinkstock, LLC for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock valued at $541,000 when issued (the “Thinkstock Acquisition”). The Thinkstock Acquisition is expected to expand Jupitermedia’s Online images business.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the Thinkstock Acquisition (in thousands):

Accounts receivable, net	$392
Property, plant and equipment	86
Goodwill	1,607
Image library	2,100
Non-compete agreements	100
Web site development costs	60
Domain names	200

Total assets acquired	4,545

Accrued payroll and related expenses	(5)

Net assets acquired	$4,540

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

intangible assets, thus the allocation of the purchase price relating to the Thinkstock Acquisition is subject to refinement. The goodwill associated with the Thinkstock Acquisition is deductible for tax purposes.

On November 12, 2004, JupiterImages Corporation, a wholly-owned subsidiary of the Registrant, acquired all of the shares (the “Hemera Acquisition)” of Hemera Technologies Inc., a Canada corporation (“Hemera”), pursuant to a Share Purchase Agreement, dated November 12, 2004, between Hemera and JupiterImages Corporation. The Hemera Acquisition is expected to expand Jupitermedia’s Online images business.

The consideration paid in the Hemera Acquisition consisted of approximately $7.3 million in cash.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the Hemera Acquisition (in thousands):

Cash and cash equivalents	$283
Accounts receivable, net	732
Prepaid expenses and other	533
Property, plant and equipment	525
Domain names	150
Image library	2,252
Web site development costs	100
Goodwill	3,592

Total assets acquired	8,167

Accrued payroll and related expenses	(42)
Accrued expenses	(280)
Deferred revenue	(518)

Total liabilities assumed	(840)

Net assets acquired	$7,327

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

The following table summarizes Jupitermedia’s additional acquisitions during the years ended December 31, 2002, 2003 and 2004 (dollars in thousands):

	Year Ended December 31,
	2002	2003	2004
Number of acquisitions	3	5	3

Total aggregate purchase price	$87	$337	$1,300

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

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

	Year Ended December 31,
	2003	2004
Revenues	$63,331	$80,547

Net income (loss)	$(430)	$18,491

Basic earnings (loss) per share	$(0.02)	$0.63

Diluted earnings (loss) per share	$(0.02)	$0.58

10. CREDIT FACILITIES

In connection with the Comstock Acquisition on April 1, 2004 (see Note 9), Jupitermedia obtained secured revolving credit facilities from HSBC Bank USA (“HSBC”), which provided for aggregate borrowings of up to $12 million. These credit facilities consisted of an $8 million revolving credit facility, borrowings under which are capped at the lesser of $8 million and 80% of Jupitermedia’s eligible accounts receivable, and a $4 million revolving credit facility. Jupitermedia paid a commitment fee of 0.5% per annum on the daily average unused amount of available borrowings under the $8 million credit facility. Both the $8 million credit facility and the $4 million credit facility are collateralized by all of Jupitermedia’s assets. At Jupitermedia’s option, borrowings under these credit facilities bear interest either at a rate equal to HSBC’s prime rate or at a rate equal to LIBOR plus 2.0%.

On April 8, 2004, Jupitermedia obtained an additional secured revolving credit facility from HSBC, which provided for additional borrowings of up to $11 million. Borrowings under this $11 million credit facility bore interest at a rate equal to LIBOR plus 1.35% and were collateralized by all of Jupitermedia’s assets.

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

Following the completion of Jupitermedia’s follow-on public offering of common stock on May 28, 2004 (see Note 11), $13 million in outstanding borrowings under Jupitermedia’s credit facilities was repaid. As of December 31, 2004, there were no outstanding borrowings under the credit facilities with HSBC and these facilities were terminated in 2005 in connection with Jupitermedia’s acquisition of Dynamic Graphics Group and the related $20.0 million financing from JPMorgan (see Note 18).

11. STOCKHOLDERS’ EQUITY

On June 25, 1999, in conjunction with its initial public offering, Jupitermedia authorized the issuance of 4,000,000 shares of preferred stock, $.01 par value (the “Preferred Stock”).

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

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

12. INCOME TAXES

Jupitermedia’s income tax provision for each of the years presented is determined in accordance with SFAS No. 109.

The components of income tax provision as shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current tax provision
Federal	$—	$—	$—
State and local	—	—	219
Foreign	—	—	14

Total current tax provision	—	—	233

Deferred tax provision
Federal	—	—	48
State and local	—	—	7
Foreign	—	—	—

Total deferred tax provision	—	—	55

Income tax provision	$—	$—	$288

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

A summary of Jupitermedia’s deferred tax assets and liabilities as of December 31, 2003 and 2004 is as follows (in thousands):

	Year Ended December 31,
	2003	2004
Deferred income tax assets:
Net operating losses	$12,888	$13,982
Amortization and impairment of intangible assets	27,727	25,854
Capital loss carry forward	906	1,003
Reserves recorded for financial reporting purposes	558	909
Depreciation of property and equipment	645	391

Total deferred income tax assets	42,724	42,139
Less: valuation allowance	(42,724)	(42,139)

Net deferred income tax assets	—	—

Deferred income tax liabilities:
Amortization of domain names	—	(121)

Net deferred income tax liabilities	$—	$(121)

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

A reconciliation setting forth the difference between the amount of taxes computed at Jupitermedia’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Income tax expense based on federal statutory rate	$(203)	$484	$5,508
State and local tax expense, net of U.S. federal income tax	(26)	77	1,035
Change in valuation allowance	200	(596)	(6,389)
Non-deductible expenses	29	35	54
Foreign rate differential	—	—	80

	$—	$—	$288

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

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

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2005	$1,485
2006	1,140
2007	499
2008	127
2009	73

Total minimum payments	$3,324

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2004 are $100,000.

Jupitermedia has entered into employment agreements with two of its officers. These agreements provide twelve months and six months of severance, respectively, to be paid upon termination and termination due to a change of ownership of Jupitermedia, respectively.

A complaint was filed in Delaware Chancery Court (the “Chancery Court”) on June 16, 1999 by a former shareholder of Mecklermedia Corporation (“Mecklermedia”) alleging that Messrs. Alan M. Meckler and Christopher S. Cardell, each an executive officer and director of Jupitermedia, as well as the other former directors of Mecklermedia, breached their fiduciary duties of care, candor, and loyalty in connection with the approval of both the sale of Mecklermedia to Penton Media (“Penton”) in November 1998 and the related sale of 80.1% of the Internet business of Mecklermedia to Mr. Meckler (the “Delaware Action”). Jupitermedia was also named as a defendant. The action was brought as a class action purportedly on behalf of a class of all shareholders of Mecklermedia (other than any defendant) whose shares were acquired by Penton (“Shareholders”), and seeks damages from all defendants and the imposition of a constructive trust on the benefits obtained by any defendant. On or about November 7, 2000, defendants were served with an amended complaint, which named three additional plaintiffs.

Following discovery, on or about October 9, 2001, plaintiffs filed a Second Amended Class Action Complaint (“SAC”). The SAC adds allegations concerning defendants’ alleged failure to disclose certain facts concerning Mr. Meckler’s role in the transactions, his role in negotiations with a third party, and the valuation of the assets at issue. Defendants filed a motion to dismiss the SAC on April 1, 2002. On November 6, 2002, the Chancery Court issued an opinion denying defendants’ motion to dismiss the SAC. On December 13, 2002, all of the defendants, including the Company, served an answer to the SAC generally denying the allegations therein, denying that the directors of Mecklermedia breached any fiduciary duties, and asserting certain affirmative defenses.

The parties to the Delaware Action and the parties to a related class action brought against Penton in the United States District Court for the Southern District of New York (the “Penton Action”) settled both actions for $7.5 million. The carrier who provided director and officer liability insurance to the directors of Jupitermedia

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

paid $2.875 million toward the settlement and Penton’s insurance carrier paid the remaining portion of the settlement. The settlement agreement was approved by both the New York court and the Chancery Court and the Penton Action and the Delaware Action have been dismissed.

On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants were knowingly and willfully using the name “WISPCON” to advertise, promote and conduct a variety of Internet/ information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs’ pre-existing use in connection with their own Internet/ information technology trade shows of the trademarked, service marked, and branded name “ISPCON.” Jupitermedia owns 49.9% of the ISPCON joint venture, pursuant to which it provides marketing, sales and other event support for the ISPCON trade shows. The plaintiffs sought injunctive relief and damages under a variety of legal theories, including trademark infringement, unfair competition, trademark dilution, deceptive trade practices, interference with contract, and unjust enrichment. Defendants filed a motion to dismiss for lack of personal jurisdiction, which the court granted by Order dated September 7, 2004. By that same Order, the court dismissed the action without prejudice, each party to bear its own costs. The parties entered into a settlement agreement in October 2004 that resolved and disposed of all claims in the case.

On May 12, 2004, Jupitermedia filed a lawsuit against eMarketer, Inc. (“eMarketer”) in United States District Court for the Southern District of New York, alleging that eMarketer violated Jupitermedia’s copyright, trademark and related rights. Jupitermedia is seeking an injunction, damages and legal costs. On June 30, 2004, eMarketer filed an answer and counterclaim seeking a declaratory judgment that the conduct of which Jupitermedia complains is not violative of Jupitermedia’s rights and is not seeking damages. Jupitermedia replied to the counterclaim on July 30, 2004, and discovery has commenced.

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on it’s Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related Web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity. Jupitermedia intends to vigorously defend itself.

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

For the Years Ended December 31, 2002, 2003 and 2004

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

A summary of the status of Jupitermedia’s stock option plan as of December 31, 2002, 2003 and 2004 and changes during the years ending December 31, 2002, 2003 and 2004 are presented below:

	December 31, 2002		December 31, 2003		December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,337,136	$8.85	5,645,589	$6.33	7,249,633	$5.50
Granted	2,179,183	2.21	2,456,352	3.36	1,488,750	12.55
Exercised	(8,940)	0.97	(191,515)	1.97	(2,519,471)	3.45
Forfeited	(861,790)	4.23	(660,793)	5.67	(582,892)	11.29

Outstanding at end of year	5,645,589	$6.33	7,249,633	$5.50	5,636,020	$7.71

Options exercisable at end of year	2,208,480	$10.39	3,495,394	$8.24	2,687,982	$7.58

Weighted average fair value of options granted during the year		$1.68		$2.43		$5.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2002	2003	2004
Risk-free interest rate	3.06%	2.03%	3.05%
Expected life (in years)	3	3	3
Dividend yield	0%	0%	0%
Expected volatility	132%	121%	71%

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options at December 31, 2004	Weighted-Average Remaining Years of Contractual Life	Weighted-Average Exercise Price	Number of Options at December 31, 2004	Weighted-Average Exercise Price
$0.97-$1.24	195,376	4.98	$0.97	195,376	$0.97
1.82-2.17	181,697	7.00	2.05	121,837	2.05
2.28-3.24	2,124,193	6.12	3.00	843,717	2.75
3.29-4.73	235,391	8.59	4.15	81,797	4.14
5.11-10.30	474,022	7.52	6.47	463,189	6.41
12.03-16.28	2,342,941	6.23	12.92	926,166	13.60
18.75-22.50	56,850	7.56	19.52	30,350	19.86
30.91-37.09	9,300	5.30	34.46	9,300	34.46
40.69-58.69	16,250	5.13	48.43	16,250	48.43

	5,636,020	6.39	$7.71	2,687,982	$7.58

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

Alan M. Meckler, the Chairman and CEO of Jupitermedia, and his wife guaranteed up to $5.0 million of Jupitermedia’s obligations under its $8 million and $4 million revolving credit facilities with HSBC. Each of them also guaranteed Jupitermedia’s obligations under its $11 million revolving credit facility with HSBC. Each of these guarantees were secured by Mr. and Mrs. Meckler’s personal assets. The HSBC credit facilities and the related guarantees by Mr. Meckler and his wife were terminated in connection with Jupitermedia’s acquisition of Dynamic Graphics Group (See Note 10).

17. QUARTERLY FINANCIAL SUMMARY (unaudited)

Quarters Ended

(in thousands, except per share data)

2003	March 31	June 30	September 30	December 31	Total
Revenues	$8,245	$10,220	$13,328	$15,198	$46,991
Gross profit	$3,573	$5,712	$7,206	$8,989	$25,480
Net income (loss)	$(1,330)	$(111)	$653	$2,170	$1,382
Basic earnings (loss) per share (a)	$(0.05)	$(0.00)	$0.03	$0.08	$0.05
Diluted earnings (loss) per share	$(0.05)	$(0.00)	$0.02	$0.08	$0.05

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2002, 2003 and 2004

2004	March 31	June 30	September 30	December 31	Total
Revenues	$14,353	$17,846	$18,774	$20,915	$71,888
Gross profit	$8,333	$11,299	$12,296	$13,883	$45,811
Net income	$1,637	$3,509	$5,059	$5,532	$15,737
Basic earnings per share (a)	$0.06	$0.13	$0.16	$0.17	$0.54
Diluted earnings per share (b)	$0.06	$0.11	$0.15	$0.16	$0.49

(a)	Earnings (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic earnings (loss) per share amounts exceeds the total for the year in 2003 and 2004.
(b)	Earnings per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly diluted earnings per share amounts exceeds the total for the year in 2004.

18. SUBSEQUENT EVENTS

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $22.2 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan under a credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”) obtained in connection with the transaction.

On March 7, 2005, in connection with its acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan, which provides for a $20 million senior term loan, of which $20.0 million was outstanding as of March 14, 2005. The $20.0 million term loan is scheduled to mature on March 7, 2008 and may be prepaid without penalty. Jupitermedia may elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Credit Agreement requires Jupitermedia to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. The Credit Agreement contains customary covenants including, among others, restrictions on Jupitermedia’s ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on its assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Credit Agreement also requires Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or a certain ERISA-related events. Upon an event of default, all amounts owing under the Credit Agreement will immediately become due and payable and will bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Credit Agreement are guaranteed by Jupitermedia’s material subsidiaries and are collateralized by substantially all of its assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Alan M. Meckler, the Company’s Chairman and Chief Executive Officer, and Christopher J. Baudouin, the Company’s Executive Vice President and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on such evaluation, each of Mr. Meckler and Mr. Baudouin concluded that the Company’s disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K/A, a report of management’s assessment of the effectiveness of its internal controls as of December 31, 2004. Deloitte & Touche LLP, the independent registered public accounting firm of the Company, has audited management’s assessment of, and the effectiveness of, the Company’s internal control over financial reporting. Management’s report and the report of Deloitte & Touche LLP appear on pages 37 to 38 of this Form 10-K/A under the captions “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

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

(1) Financial Statements: See Jupitermedia Corporation—Index to Consolidated Financial Statements at Item 8 on page 34 of this report.

(2) Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts

(3) Index to Exhibits

Exhibit Number	Description
2.1	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (2)

3.2	Registrant’s Amended and Restated Bylaws (3)

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock (1)

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (1)

10.2†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of February 27, 2003) (2)

10.3†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998 (1)

10.4† 10.5	Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998 (1) Asset Purchase Agreement, by and among Jupitermedia Corporation, Jupiter Media Metrix, Inc. and Jupiter Communications Inc., dated as of June 20, 2002. (4)

10.6	Stock Purchase Agreement, by and between ArtToday, Inc. and Jupitermedia Corporation, dated as of June 24, 2003 (5)

10.7	Asset Purchase Agreement, by and between DevX.com, Inc. and Jupitermedia Corporation, dated as of July 11, 2003 (6)

10.8	Asset Purchase Agreement, dated as of April 1, 2004, by and among Jupitermedia Corporation, Comstock, Inc. and, with regard to certain provisions, Henry Scanlon, Matthias Bowman, Judy Curiale, Michael Stuckey and Edward Gronske (7)

10.9	Asset Purchase Agreement, dated July 28, 2004, between Thinkstock, LLC and ArtToday, Inc., a wholly owned subsidiary of Jupitermedia Corporation (8)

10.10	Share Purchase Agreement, dated November 12, 2004, between Hemera Technologies Inc. and JupiterImages Corporation, a wholly-owned subsidiary of Jupitermedia Corporation (9)

10.11	Equity Purchase Agreement, dated as of February 12, 2005, by and among Jupitermedia Corporation, JupiterImages Corporation, Creatas, L.L.C., Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation and the members of certain sellers identified on the signature pages thereto (10)

10.12	Credit Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender, and such other financial institutions as may from time to time become party thereto as lenders (10)

Exhibit Number	Description
10.13	Guaranty Agreement, dated March 7, 2005, among JupiterImages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.14	Security Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JupiterImages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.15	Pledge Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JupiterImages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.16	Registration Rights Agreement, dated as of March 7, 2005, by and among Jupitermedia Corporation, Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation, David Moffly and Stoneybrook Creatas Investors (10)

11.1	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to financial statements)

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999
(2)	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004
(3)	Incorporated herein by reference to the Registrant’s Form S-3/A filed on April 12, 2004
(4)	Incorporated herein by reference to the Registrant’s Form 10-Q filed on August 14, 2002
(5)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2003
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 16, 2003
(7)	Incorporated herein by reference to the Registrant’s Form 8-K filed on April 2, 2004
(8)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 2, 2004
(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed on November 18, 2004
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 9, 2005
†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 2, 2005

Jupitermedia Corporation

By:	/s/ ALAN M. MECKLER
Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2005

/s/ CHRISTOPHER S. CARDELL Christopher S. Cardell	President, Chief Operating Officer and Director	May 2, 2005

/s/ CHRISTOPHER J. BAUDOUIN Christopher J. Baudouin	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2005

/s/ GILBERT F. BACH Gilbert F. Bach	Director	May 2, 2005

/s/ MICHAEL J. DAVIES Michael J. Davies	Director	May 2, 2005

/s/ JOHN R. PATRICK John R. Patrick	Director	May 2, 2005

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director	May 2, 2005

Schedule II—Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

Jupitermedia Corporation

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Balance, beginning of year	$1,810	$1,056	$948
Provision (benefit) charged to (deducted from) statement of operations	(162)	205	(134)
Additions to (deductions from) accounts receivable to which they apply	(592)	(313)	152

Balance, end of year	$1,056	$948	$966

S-1