Form 10-K/A
period 2004-12-31
JUPITERMEDIA CORP
filed 2005-05-04
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for the filing of management’s report on the Company’s internal controls over financial reporting and the required attestation on those controls from their independent registered public accountants. Jupitermedia Corporation elected to utilize this extension period. Accordingly, on May 2, 2005, we filed Amendment No. 1 to our Annual Report on Form 10-K/A (“Amendment No. 1”), amending our Annual Report on Form 10-K, filed on March 16, 2005 (the “Original Form 10-K”), to include Management’s Report on Internal Control Over Financial Reporting and the Report of our Independent Registered Public Accounting Firm required in Item 9A, “Controls and Procedures”, of Form 10-K. Due to clerical error, Amendment No. 1 did not contain the proper form of certifications of Jupitermedia’s Chief Executive Officer and Chief Financial Officer, respectively, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we hereby further amend our Original Form 10-K, as amended by Amendment No. 1, to append updated certifications as Exhibits 31.1 and 31.2 of this Amendment No. 2 to our Annual Report on Form 10-K/A. This Amendment No. 2 does not contain any changes other than those changes to the certifications appended as Exhibits 31.1 and 31.2, nor does it reflect events occurring after the filing of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2005

Jupitermedia Corporation

By:	/s/ ALAN M. MECKLER
Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 4, 2005

/s/ CHRISTOPHER S. CARDELL Christopher S. Cardell	President, Chief Operating Officer and Director	May 4, 2005

/s/ CHRISTOPHER J. BAUDOUIN Christopher J. Baudouin	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 4, 2005

/s/ GILBERT F. BACH Gilbert F. Bach	Director	May 4, 2005

/s/ MICHAEL J. DAVIES Michael J. Davies	Director	May 4, 2005

/s/ JOHN R. PATRICK John R. Patrick	Director	May 4, 2005

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director	May 4, 2005

70