Form 10-K/A
period 2004-12-31
JUPITERMEDIA CORP
filed 2005-05-05
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for the filing of management’s report on the Company’s internal controls over financial reporting and the required attestation on those controls from their independent registered public accountants. Jupitermedia elected to utilize this extension period. Accordingly, on May 2, 2005, we filed Amendment No. 1 to our Annual Report on Form 10-K/A (“Amendment No. 1”), amending our Annual Report on Form 10-K, filed on March 16, 2005 (the “Original Form 10-K”), to include Management’s Report on Internal Control Over Financial Reporting and the Report of our Independent Registered Public Accounting Firm required in Item 9A, “Controls and Procedures”, of Form 10-K. On May 4, 2004, we filed Amendment No. 2 to our Annual Report on Form 10-K/A, which contained the proper form of certifications of Jupitermedia’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2. We are now filing this Amendment No. 3 to our Annual Report on Form 10-K/A to incorporate all prior amendments and the proper certifications in one composite filing. This Amendment No. 3 does not contain any additional changes and is merely a restatement in one filing of our Original 10-K as amended by previous Amendment Nos. 1 and 2.

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

May 5, 2005

Jupitermedia Corporation

By:	/s/ ALAN M. MECKLER
Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 5, 2005

/s/ CHRISTOPHER S. CARDELL Christopher S. Cardell	President, Chief Operating Officer and Director	May 5, 2005

/s/ CHRISTOPHER J. BAUDOUIN Christopher J. Baudouin	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 5, 2005

/s/ GILBERT F. BACH Gilbert F. Bach	Director	May 5, 2005

/s/ MICHAEL J. DAVIES Michael J. Davies	Director	May 5, 2005

/s/ JOHN R. PATRICK John R. Patrick	Director	May 5, 2005

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director	May 5, 2005

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