Form 10-Q
period 2005-03-31
JUPITERMEDIA CORP
filed 2005-05-10
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number:             000-26393

Jupitermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 Old Kings Highway South
Darien, Connecticut	06820
(Address of principal executive offices)	(Zip Code)

(203) 662-2800

(Registrant s telephone number, including area code)

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of outstanding shares the Registrant s common stock, par value $.01 per share, as of May 5, 2005 was 34,161,066.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2004 and March 31, 2005

(in thousands, except share and per share amounts)

ASSETS	December 31, 2004	March 31, 2005

Current assets:
Cash and cash equivalents	$30,179	$19,586
Accounts receivable, net of allowances of $966 and $1,550, respectively	15,385	20,496
Unbilled accounts receivable	1,530	1,580
Prepaid expenses and other	2,713	3,970
Total current assets	49,807	45,632

Property and equipment, net of accumulated depreciation of $9,256 and $9,495, respectively	2,339	8,645
Intangible assets, net	20,939	28,695
Goodwill	42,015	95,259
Investments and other assets	1,197	1,336
Total assets	$116,297	$179,567

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable	$2,277	$9,423
Accrued payroll and related expenses	1,785	2,525
Accrued expenses and other	5,037	7,263
Deferred revenues	14,183	19,457
Current portion of long-term debt	—	6,667
Total current liabilities	23,282	45,335

Long-term debt	—	13,333
Deferred revenues	510	586
Deferred income tax liabilities	121	606
Other long-term liabilities	225	197
Total liabilities	24,138	60,057

Stockholders equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 32,378,361 and 33,912,127 shares issued at December 31, 2004 and March 31, 2005, respectively	324	339
Additional paid-in capital	215,648	237,574
Accumulated deficit	(123,690)	(118,144)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	(17)	(153)
Total stockholders equity	92,159	119,510
Total liabilities and stockholders equity	$116,297	$179,567

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2004 and 2005

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2005
Revenues	$14,353	$25,014
Cost of revenues	6,020	9,552

Gross profit	8,333	15,462

Operating expenses:
Advertising, promotion and selling	3,575	4,693
General and administrative	2,525	3,407
Depreciation	223	287
Amortization	395	829
Total operating expenses	6,718	9,216

Operating income	1,615	6,246

Income (loss) on investments and other, net	14	(30)
Interest income	18	119
Interest expense	(6)	(88)

Income before income taxes, minority interests and equity income from venture fund investments and other, net	1,641	6,247
Provision for income taxes	—	678
Minority interests	(11)	(23)
Equity income from venture fund investments and other, net	7	—
Net income	$1,637	$5,546

Earnings per share:
Basic	$0.06	$0.17
Diluted	$0.06	$0.16

Shares used in computing earnings per share:
Basic	26,026	32,733
Diluted	29,544	35,693

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2005

(in thousands)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net income	$1,637	$5,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	618	1,116
Provision (benefit) for losses on accounts receivable	217	(38)
Minority interests	11	23
Equity income from venture fund investments and other, net	(7)	—
(Income) loss on investments and other, net	(14)	30
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable	(645)	1,483
Unbilled accounts receivable	(10)	(50)
Prepaid expenses and other	196	264
Accounts payable and accrued expenses	(965)	(2,084)
Deferred revenues	2,203	913
Net cash provided by operating activities	3,241	7,203

Cash flows from investing activities:
Additions to property and equipment	(61)	(221)
Acquisitions of businesses and other	(1,273)	(37,830)
Distribution from internet.com venture funds	144	—
Proceeds from sales of assets and other	5	—
Net cash used in investing activities	(1,185)	(38,051)

Cash flows from financing activities:
Borrowings under credit facilities	—	20,000
Debt issuance costs	—	(75)
Proceeds from exercise of stock options	1,080	330
Net cash provided by financing activities	1,080	20,255

Net increase (decrease) in cash and cash equivalents	3,136	(10,593)
Cash and cash equivalents, beginning of period	9,567	30,179
Cash and cash equivalents, end of period	$12,703	$19,586

Supplemental disclosures of cash flow:
Cash paid for income taxes	$—	$227
Cash paid for interest	$6	$5

Non-cash investing activities:
Common stock issued for acquisitions	$—	$21,611

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(unaudited)

1.	THE COMPANY

Jupitermedia is a global provider of original online information, images, research and events for information technology ( IT ), business and creative professionals. JupiterImages serves creative professionals with over 7.0 million images online with brands like Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Photos.com, HemeraImages.com, Ablestock.com, PhotoObjects.net, Clipart.com and Animations.com. JupiterWeb, the online division of Jupitermedia, operates five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; ClickZ.com for interactive marketers; and Graphics.com for creative professionals. Jupitermedia also includes JupiterResearch, an international research advisory organization specializing in business and technology market research in 18 business areas and 14 vertical markets. In addition, JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics, including Search Engine Strategies and WiFi/VoWiFi Planet.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statements of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.    In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries.  All intercompany transactions have been eliminated.

3.	STOCK BASED COMPENSATION

Jupitermedia grants stock options with an exercise price equal to or greater than the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board ( APB ) Opinion No. 25, Accounting for Stock Issued to Employees , and accordingly, recognizes no compensation expense for such grants. If Jupitermedia determined compensation cost for its stock options based on the fair value at the date of grant under the provisions of Statement of Financial Accounting Standards ( SFAS ) No. 123, Accounting for Stock-Based Compensation , its pro forma net income and basic and diluted earnings per share would be as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2005
Net income	$1,637	$5,546
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(813)	(1,072)
Pro forma net income	$824	$4,474

Basic earnings per share
As reported	$0.06	$0.17
Pro forma	$0.03	$0.14

Diluted earnings per share
As reported	$0.06	$0.16
Pro forma	$0.03	$0.13

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Three Months Ended March 31,
	2004	2005
Risk-free interest rate	2.17%	3.66%
Expected life (in years)	3	3
Dividend yield	0%	0%
Expected volatility	123%	57%

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised) (“SFAS 123R”), Share-Based Payment.    SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which a entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for either recognition or pro forma disclosures. SFAS 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005.  The specific impact of SFAS 123R is not known as Jupitermedia is currently reviewing the adoption and valuation methods permitted under SFAS 123R.The adoption of SFAS 123R will not have any impact on Jupitermedia s cash flows or liquidity.

In September 2004, the Emerging Issues Task Force announced Topic No. D-108 “Use of Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of intangible assets for purposes of impairment testing to use the direct value method by no later than the beginning of their first fiscal year beginning after December 15, 2004. Jupitermedia adopted D-108 during the first quarter of 2005 and there was no impact on its results of operations.

5.	COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted earnings per share for the three months ended March 31, 2004 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2005
Basic Earnings Per Share:
Income available to common stockholders (numerator)	$ 1,637	$ 5,546
Weighted average common shares outstanding (denominator)	26,026	32,733
Basic earnings per share	$ 0.06	$ 0.17

Diluted Earnings Per Share:
Income available to common stockholders (numerator)	$ 1,637	$ 5,546

Weighted average common shares outstanding	26,026	32,733
Effect of dilutive stock options	3,518	2,960
Total weighted average common shares and dilutive stock options (denominator)	29,544	35,693
Diluted earnings per share	$ 0.06	$ 0.16

The following table summarizes the number of outstanding stock options excluded for the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2004	2005
Number of anti-dilutive stock options	1,415	77
Weighted average exercise price	$ 14.60	$ 26.50

6.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of Hemera Technologies Inc. on November 12, 2004 and the acquisition of Dynamic Graphics Group on March 7, 2005 (See Note 7). Jupitermedia is in the process of obtaining final third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2004
	Cost	Accumulated Amortization	Net Carrying Value

Image library	$15,864	$(930)	$14,934
Customer lists	1,668	(352)	1,316
Web site development costs	2,710	(1,649)	1,061
Trademarks	2,635	(2,057)	578
Non-compete agreements	434	(193)	241
Other	188	(188)	—
Total	$23,499	$(5,369)	$18,130

	March 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value

Image library	$21,903	$(1,319)	$20,584
Customer lists	2,168	(413)	1,755
Web site development costs	3,210	(1,747)	1,463
Trademarks	3,664	(2,295)	1,369
Non-compete agreements	934	(237)	697
Other	188	(188)	—
Total	$32,067	$(6,199)	$25,868

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

Amortization expense related to intangible assets subject to amortization was $829,000 for the three months ended March 31, 2005. Estimated annual amortization expense for the next five years, including the remainder of 2005, is expected to be as follows (in thousands):

Year Ending December 31,
2005	$3,130
2006	3,829
2007	3,544
2008	3,340
2009	3,240
Thereafter	8,785
$25,868

Unamortized Intangible Assets

	December 31, 2004	March 31, 2005
Domain names	$2,809	$2,827
Total	$2,809	$2,827

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, are as follows:

	Online Images	Online Media	Research	Events	Total
Balance as of December 31, 2004	$30,764	$8,570	$2,632	$49	$42,015
Goodwill acquired during period	52,746	300	—	—	53,046
Purchase accounting adjustments	208	—	—	—	208
Balance as of March 31, 2005	$83,718	$8,870	$2,632	$49	$95,259

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of Hemera Technologies Inc. and the assets of Comstock Inc.

7.	ACQUISITIONS

On March 7, 2005, Jupitermedia acquired all of the equity of Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands ( Dynamic Graphics Group ), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $21.6 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan under a credit facility with JPMorgan Chase Bank, N.A. ( JPMorgan ) obtained in connection with the transaction.

The results of Dynamic Graphics Group have been included in the Consolidated Condensed Financial Statements of Jupitermedia since March 7, 2005.

The unaudited pro forma information below presents results of operations as if the acquisition of Dynamic Graphics Group had occurred on the first day of each period presented.   The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2005
Revenues	$24,320	$33,690
Net income	$1,255	$5,575
Basic earnings per share	$0.05	$0.17
Diluted earnings per share	$0.04	$0.16

8.	CREDIT FACILITIES

          On March 7, 2005, in connection with its acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the Credit Agreement ) with JPMorgan, which provides for a $20 million senior term loan, of which $20.0 million was outstanding as of March 31, 2005. The $20.0 million term loan is scheduled to mature on March 7, 2008 and may be prepaid without penalty. Jupitermedia may elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Credit Agreement requires Jupitermedia to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. The Credit Agreement contains customary covenants including, among others, restrictions on Jupitermedia s ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on its assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Credit Agreement also requires Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or a certain ERISA-related events. Upon an event of default, all amounts owing under the Credit Agreement will immediately become due and payable and will bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Credit Agreement are guaranteed by Jupitermedia s material subsidiaries and are collateralized by substantially all of its assets.

In connection with entering into the Credit Agreement of JPMorgan, Jupitermedia terminated its credit facilities with HSBC Bank USA ( HSBC ).  The HSBC credit facilities provided for up to $23 million in borrowings on a revolving basis and were secured by substantially all of the assets of Jupitermedia.There were no amounts outstanding under the HSBC credit facilities at the time of their termination.

9.	SEGMENT INFORMATION

The following tables summarize the results of the segments of Jupitermedia for the three months ended March 31, 2004 and 2005. Online images consists of the JupiterImages business that includes Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Photos.com, HemeraImages.com, Ablestock.com, PhotoObjects.net, Clipart.com and Animations.com. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com, ClickZ.com and Graphics.com Networks. Research represents the JupiterResearch business. Events represent the JupiterEvents business. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 6 for the allocation of goodwill to Jupitermedia s reportable segments.

Summary information by segment for the three months ended March 31, 2004 and 2005 is as follows

(in thousands):

	Three Months Ended March 31,
	2004	2005
Revenues:
Online images	$2,457	$12,163
Online media	7,219	7,540
Research	2,342	2,555
Events	2,322	2,748
Other	13	8
	14,353	25,014

Cost of revenues and operating expenses:
Online images	1,208	5,359
Online media	5,007	5,045
Research	2,151	2,531
Events	2,144	2,352
Other	2,228	3,481
	12,738	18,768

Operating income (loss):
Online images	1,249	6,804
Online media	2,212	2,495
Research	191	24
Events	178	396
Other	(2,215)	(3,473)
	$1,615	$6,246

10.	INCOME TAXES

Jupitermedia recorded provisions for federal, state and foreign income taxes of $485,000, $188,000 and $5,000, respectively, for three months ended March 31, 2005 based upon estimated tax rates and did not record a provision for income taxes for the three months ended March 31, 2004, as Jupitermedia did not have taxable income for that period. The provision for federal income taxes is due to deferred income tax expense related to the amortization of certain intangibles, primarily goodwill from various acquisitions, for income tax purposes that are not amortized in our financial statements.

11.	COMMITMENTS AND CONTINGENCIES

On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation, are knowingly and willfully using the name WISPCON to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name ISPCON. Jupitermedia owns 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. Defendants filed a motion to dismiss for lack of personal jurisdiction and have also filed an Answer and Counterclaim. Defendants sought injunctive relief and damages on their counterclaim for what they alleged was the plaintiffs wrongful use of the name WISPCON. The District Court, by Order dated September 7, 2004, dismissed the lawsuit and counterclaim without prejudice, with each party to bear its own costs. The parties entered into a settlement agreement to settle all claims of the lawsuit and counterclaim. In connection with the settlement, the ISPCON joint venture paid an amount that did not materially affect the financial statements of Jupitermedia.

On May 12, 2004, Jupitermedia filed a lawsuit against eMarketer, Inc. ( eMarketer ) in United States District Court for the Southern District of New York, alleging that eMarketer violated Jupitermedia s copyright, trademark and related rights. Jupitermedia is seeking an injunction, damages and legal costs. On June 30, 2004, eMarketer filed an answer and counterclaim seeking a declaratory judgment that the conduct of which Jupitermedia complains is not violative of Jupitermedia s rights and is not seeking damages. Jupitermedia replied to the counterclaim on July 30, 2004, and discovery has commenced.

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

Item 2.	Management s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes, which appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia s future revenues, expenses, cash flows and stock price; Jupitermedia s ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia s dependence on a limited number of advertisers; and Jupitermedia s ability to protect its intellectual property. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof.

Overview

We are a global provider of original online information, images, research and events for information technology ( IT ), business and creative professionals. Our operations are classified into four principal segments: Online images, Online media, Research and Events.

Online images. Online images includes our JupiterImages network, which serves creative professionals with over 7.0 million images online with brands like Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, HemeraImages.com, Ablestock.com, PhotoObjects.net, Photos.com, Clipart.com and Animations.com.

We generate our Online images revenues from paid subscriptions that provide access to our image libraries, licensing of single image downloads and sales of CD-ROMs. Our images are licensed online through our networks, through our direct sales force and through third party relationships. We also have agreements with a number of distributors of digital images and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. The principal costs of our Online images business relate to production, sales and marketing personnel, technology infrastructure, royalties for images that we license, lead generation fees for sales referrals and credit card processing fees.

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com, ClickZ.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that are viewed by over 20 million viewers and generate over 300 million page views monthly.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;
•	e-commerce agreements, which generally include a fixed fee for advertising and either a bounty for new customer accounts or revenue sharing;
•	paid subscription services for our paid e-mail newsletters and services;
•	renting our permission based opt-in e-mail list names.
•	advertiser sponsorships of our Webinars; and

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee s revenues generated by the licensed property.

The principal costs of our Online media business relate to payroll for our editorial, technology and sales personnel as well as technology related costs for facilities and equipment.

Research. Research includes our JupiterResearch business, which provides clients with original and proprietary information to better understand how the Internet and new technologies impact marketing and commerce.

We generate our Research revenues primarily from the sale of our syndicated research products. These products deliver data and analysis via written research reports and analyst inquiry. Our syndicated research is typically sold on an annual subscription basis. We also generate revenue through the sale of our custom research product, which delivers specific research based on the needs of our customers. The results of our Research business vary with the amount of custom research projects completed during each period.

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

Recent Acquisitions

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands ( Dynamic Graphics Group ), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $21.6 million when issued.

During 2004, we made three significant acquisitions. On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. ( Comstock Images ) for approximately $20.85 million in cash (the Comstock Acquisition ).

On July 28, 2004, we acquired the assets of the Thinkstock Images and Thinkstock Footage businesses, or Thinkstock, from Thinkstock, LLC for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock.

On November 12, 2004, Jupitermedia acquired all of the stock of Hemera Technologies Inc. and its subsidiaries ( Hemera ) for approximately $7.3 million in cash (the Hemera Acquisition ).

We expect to continue to develop and expand our current offerings through internal development and, where appropriate opportunities are identified, through acquisitions to drive revenue and earnings growth.

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Online images	$2,457	$12,163	$9,706	395%
Online media	7,219	7,540	321	4
Research	2,342	2,555	213	9
Events	2,322	2,748	426	18
Other	13	8	(5)	(39)
	$14,353	$25,014	$10,661	74%

Online images. We acquired the assets of Comstock Images on April 1, 2004, the assets of Thinkstock on July 28, 2004, the stock of Hemera on November 12, 2004 and Dynamics Graphics Group on March 7, 2005 and therefore there are no financial results for these businesses prior to these respective dates. The acquisition of the assets of Comstock and Thinkstock contributed $3.3 million and $754,000, respectively, to revenues during the three months ended March 31, 2005. The acquisition of Hemera contributed $1.2 million to revenues for the three months ended March 31, 2005 and the acquisition of Dynamic Graphics Group contributed $3.3 million during the same period.

The following table sets forth, for the three months ended March 31, 2005, the components of our Online images revenues (dollars in thousands):

	Three Months Ended March 31,
	2004	2005
Subscriptions	$2,392	$3,948
Single images and CD-ROMs	45	5,221
Distributors, licensing and other	20	2,994
Total Online images	$2,457	$12,163

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of our Online images revenues and subscription bookings for our subscription image products (dollars in thousands):

	Revenues	Subscription Bookings
March 31, 2004	$2,392	$3,017
June 30, 2004	2,592	2,948
September 30, 2004	2,744	3,388
December 31, 2004	3,129	3,986
March 31, 2005	3,948	5,098

Revenues and subscription bookings have increased due primarily to an increase in the number of subscribers, the acquisitions of Dynamic Graphics Group and Hemera and an increase in average selling price of the mix of products purchased by our customers. The decrease in subscription bookings during the quarter ended June 30, 2004 was due primarily to seasonality. We expect our subscription bookings to continue to increase in the future.

Online media. The increase in revenues during the three months ended March 31, 2005 was due primarily to an increase in the number of advertisers. We expect our Online media revenues to increase in the second quarter of 2005 in comparison to the first quarter based on the seasonality of the advertising business.

The following table sets forth, for the periods indicated, a comparison of our Online media revenues including barter (dollars in thousands):

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Online media	$7,214	$7,516	$302	4%
Barter	5	24	19	380
Total Online media	$7,219	$7,540	$321	4%

The following table sets forth a quarter-by-quarter comparison of the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2004	210	$29
June 30, 2004	220	29
September 30, 2004	220	24
December 31, 2004	235	28
March 31, 2005	213	26

Barter revenues vary in correlation to the number of barter transactions into which we enter.

We acquired Dynamic Graphics Group on March 7, 2005 and this acquisition contributed $94,000 to online media revenues during the three months ended March 31, 2005.

Research. We have experienced continued increases in renewal rates in 2004 and into 2005 as conditions in the U.S. economy improved, as we launched several new research coverage areas and as companies once again began investing in market research. We also saw an increase in the amount of custom research projects completed for our customers.

The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2004 through the first quarter of 2005:

	Percentage of Contract Value Renewed		Percentage of Number of Contracts Renewed
Fiscal Quarter Ended	2004	2005	2004	2005
March 31	103%	105%	77%	72%
June 30	88	—	71	—
September 30	93	—	70	—
December 31	97	—	83	—

The amounts above reflect renewal activity to date. The ultimate results regarding renewals for the quarter ended March 31, 2005 will not be known until a future date due to the timing of the renewal of certain contracts. We expect the percentage of contract value renewed and the percentage of the number of contracts renewed to be greater than the results presented above for the quarter ended March 31, 2005.

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the Jupiter Research active contracts (dollars in thousands):

	Number of Active Contracts		Total Active Contract Value
Fiscal Quarter Ended	2004	2005	2004	2005
March 31	240	299	$8,236	$9,784
June 30	243	—	8,407	—
September 30	259	—	8,691	—
December 31	277	—	8,948	—

Active contract value is defined as the total value of all active syndicated research contracts without taking into account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future.

Events. The results of our Events business vary with the topics, frequency and timing of the events that we produce. We have made investments in events focused on specific vertical content areas that align with our other properties and, depending upon their success, we may or may not produce the events in the future. The following table sets forth, for the three months ended March 31, 2004 and 2005, a comparison of the number of events we produced and the amount of our revenues relating to paid attendance, sponsors and exhibitors and barter during the periods shown (dollars in thousands):

	Three Months Ended March 31,
	2004	2005
Number of events produced	5	1

Attendee revenue	$1,278	$1,760
Sponsor and exhibitor revenue	974	950
Barter revenue	70	38
Total Events revenue	$2,322	$2,748

The increase in revenues from 2004 to 2005 is due primarily to the growth of our Search Engine Strategies event.

Barter revenues vary in correlation to the number of barter transactions into which we enter.

Other. Other revenues represent management fees from our management of internet.com Venture Fund I LLC. Due to the liquidation and dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC and the size of internet.com Venture Fund I these revenues will continue to be negligible in the future.

Cost of revenues and gross profit

The following table sets forth, for the periods indicated, a comparison of our cost of revenues and gross profit by segment (dollars in thousands):

Cost of revenues

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Online images	$635	$3,185	$2,550	402%
Online media	2,903	3,071	168	6
Research	1,236	1,440	204	17
Events	1,246	1,856	610	49
	$6,020	$9,552	$3,532	59%

Gross profit

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Online images	$1,822	$8,978	$7,156	393%
Online media	4,316	4,469	153	4
Research	1,106	1,115	9	1
Events	1,076	892	(184)	(17)
Other	13	8	(5)	(39)
	$8,333	$15,462	$7,129	86%

Gross profit %

	Three Months Ended March 31,
	2004	2005
Online images	74%	74%
Online media	60	59
Research	47	44
Events	46	33
Other	100	100
	58%	62%

Online images. Cost of revenues primarily consists of payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. The acquisition of Dynamic Graphics Group added $1.6 million to cost of revenues during the quarter ended March 31, 2005. The acquisition of the assets of Comstock added $492,000 to cost of revenues during the three months ended March 31, 2005, and these costs consisted primarily of payroll related costs. The acquisition of the assets of Thinkstock added $74,000 to cost of revenues for the three months ended March 31, 2005 and the acquisition of Hemera added $429,000 to cost of revenues for the same period.

We license a portion of our image library from third parties and pay them a portion of the revenues we receive from our customers as royalties. Royalty expense was $324,000 and $1.3 million for the three months ended March 31, 2004 and 2005, respectively. The year-over-year increase is due to the acquisition of Dynamic Graphics Group in March 2005.

The increase in gross profit and gross profit percentage for the three months ended March 31, 2005 is directly attributable to the increased revenues for the respective periods.

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

Online media. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. The increase in cost of revenues from 2004 to 2005 was due primarily to increased costs resulting from the acquisition of Dynamics Graphics Group that added $88,000 to cost of revenues for the three months ended March 31, 2005.

The increase in gross profit for the three months ended March 31, 2005 from the same period in 2004 was due primarily to the increase in revenues from 2004 to 2005.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Research. Cost of revenues primarily consists of payroll costs related to research analysts and costs to acquire third party research data. Cost of revenues increased during the three months ended March 31, 2005 in comparison to the three months ended March 31, 2004 due primarily to an increase in payroll costs of $179,000 related to research analysts.

The increase in gross profit for the three months ended March 31, 2005 is directly attributable to the increased revenues for the respective periods.

We intend to make investments in new research coverage areas where appropriate and this may result in increased costs related to hiring personnel and acquiring data to produce our research.

Events. Cost of revenues primarily consists of payroll costs related to operations employees and event production costs such as venue and speaker costs. Costs of revenues have increased during the three months ended March 31, 2005 in comparison to the prior year due primarily to the growth in the size of our Search Engine Strategies event.

Gross profit and gross profit percentage may vary with the topics, frequency and timing of the events we produce in addition to the impact of launching first-time events. The decrease in gross profit and gross profit percentage during the three months ended March 31, 2005 is due primarily to the additional costs incurred in 2005 in connection with the Search Engine Strategies event.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Online images	$319	$1,576	$1,257	394%
Online media	1,684	1,793	109	7
Research	718	868	150	21
Events	854	456	(398)	(47)
	$3,575	$4,693	$1,118	31%

Online images. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel, commissions to third parties for referrals, credit card transaction fees and advertising. The acquisitions of the assets of Comstock and Thinkstock added $436,000 and $60,000, respectively, to advertising, promotion and selling expenses during the three months ended March 31, 2005. In addition, the acquisitions of Hemera and Dynamic Graphics Group added $192,000 and $566,000, respectively, to advertising, promotion and selling expenses during the three months ended March 31, 2005.

Online media. Advertising, promotion and selling expenses primarily consists of payroll costs for sales and marketing personnel. In addition, it includes costs related to marketing activities including barter. The increase from 2004 to 2005 in advertising, promotion and selling expenses relates primarily to increased advertising costs of $48,000 and to the acquisition of Dynamic Graphics Group that added an additional $42,000 to advertising, promotion and selling expenses for the three months ended March 31, 2005.

Barter expense was $5,000 and $24,000 for the three months ended March 31, 2004 and 2005, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

Research. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel. These expenses increased in 2005 due primarily to an increase in payroll related costs of $132,000 for sales personnel in comparison to the three months ended March 31, 2004.

Events. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel and advertising expense. Expenses for the three months ended March 31, 2005 have decreased due to a reduction of employee related costs of $98,000. In addition, advertising costs for our events decreased $281,000 for the three months ended March 31, 2005, due to a decrease in the number of events we produced during the period.

Barter expense was $70,000 and $38,000 for the three months ended March 31, 2004 and 2005, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Online images	$254	$598	$344	135%
Online media	420	181	(239)	(57)
Research	197	223	26	13
Events	44	40	(4)	(9)
Other	1,610	2,365	755	47
	$2,525	$3,407	$882	35%

Online images. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. The acquisition of the assets of Comstock and Thinkstock and the acquisitions of Dynamics Graphics Group and Hemera added $189,000, $45,000, $114,000 and $166,000, respectively, to general and administrative expenses during the first quarter of 2005. The effect of these acquisitions was partially offset by a reduction in payroll and employee related costs of $125,000.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The decrease in general and administrative expenses from 2004 to 2005 was due primarily to decreased provisions for losses on accounts receivable of $233,000 for the three months ended March 31, 2005. This decrease was due to improved collections of our receivables. We do not expect this decrease to be a trend that will continue in the future.

Research. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable.

Events. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees.

Other. General and administrative expenses primarily consist of payroll costs for administrative personnel, office related costs and professional fees. The acquisition of Dynamic Graphics Group added $336,000 to general and administrative costs during the three months ended March 31, 2005. The remaining increase in general and administrative expenses during 2005 relates to an increase in payroll related costs of $236,000, legal expenses of $87,000, professional fees for consulting services of $47,000 and $30,000 in employee recruiting costs. The increase in legal expenses is due to increased costs relating to certain legal proceedings. Additionally, we incurred an increase in consulting fees in conjunction with the requirements of complying with the Sarbanes-Oxley Act of 2002.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Depreciation	$223	$287	$64	29%
Amortization	395	829	434	110
	$618	$1,116	$498	81%

Depreciation expense increased during the three months ended March 31, 2005 due primarily to the acquisition of Dynamic Graphics Group.

Amortization expense increased during the three months ended March 31, 2005 due primarily to amortization of intangible assets related to the acquisitions of Comstock, Thinkstock, Hemera and Dynamic Graphics Group.

The acquisitions of the assets of Comstock and Thinkstock and the acquisitions of Hemera and Dynamic Graphics Group added $229,000, $113,000, $109,000 and $176,000, respectively, to depreciation and amortization expense in 2005.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to the acquisitions of Hemera and Dynamic Graphics Group or any acquisitions that may be completed during the remainder of 2005.

Income (loss) on investments and other, net

The following table sets forth, for the periods indicated, a quarter-over-quarter comparison of our income (loss) on investments and other, net (dollars in thousands):

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Income (loss) on investments and other, net	$14	$(30)	$(44)	(314)%

During the three months ended March 31, 2005, we recorded a net loss from the sale of assets and other of $30,000.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%
Interest income	$18	$119	$101	561%
Interest expense	(6)	(88)	(82)	(1,366)

The increase in interest income from 2004 to 2005 was due to a higher average cash balance resulting from the completion of our follow-on public offering of common stock in May 2004.

Interest expense relates to long-term financing arrangements assumed as part of the June 2003 acquisition of ArtToday, Inc. as well as a $20.0 million term loan under a credit facility with JPMorgan Chase Bank N.A. used to partially finance the acquisition of Dynamic Graphics Group on March 7, 2005.

Provision for income taxes

Jupitermedia recorded provisions for federal, state and foreign income taxes of $485,000, $188,000 and $5,000, respectively, for the three months ended March 31, 2005 based upon estimated tax raes Jupitermedia did not record a provision for income taxes for the three months ended March 31, 2004, as Jupitermedia did not have taxable income.

Minority interests

Minority interests represent the minority stockholders proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK, which is our online media business focused on Japan.

Equity income from venture fund investments and other, net

Equity income represents our net equity interests in the investments in internet.com venture funds and event-related joint ventures. As a result of the dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC during 2004, the remaining carrying value of our venture fund investments is limited to the carrying value of our investment in internet.com Venture Fund I LLC, which was $171,000 as of March 31, 2005.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2004 vs. 2005
	2004	2005	$	%

Operating cash flows	$3,241	$7,203	$3,962	122%
Investing cash flows	$(1,185)	$(38,051)	$(36,866)	3,111%
Financing cash flows	$1,080	$20,255	$19,175	1,776%
Acquisitions of businesses	$(1,273)	$(37,830)	$(36,557)	2,872%
Capital expenditures	$(61)	$(221)	$(160)	263%

	As of		2004 vs. 2005
	December 31, 2004	March 31, 2005	$	%

Cash and cash equivalents	$30,179	$19,586	$(10,593)	(35%)
Accounts receivable, net	$15,385	$20,496	$5,111	33%
Working capital	$26,525	$297	$(26,228)	(99%)

Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in June 1999, February 2000 and May 2004, respectively. Cash decreased in 2005 primarily due to the acquisition of Dynamic Graphics Group, which resulted in a cash payment of $38.2 million. This decrease was partially offset by a $20.0 million term loan under a credit facility obtained in connection with the acquisition along with cash inflows from operating activities of $7.2 million.

Cash provided by operating activities increased in 2005 due primarily to increases in our net income and our deferred revenues as well as decreases in accounts receivables offset by decreases in accounts payable and accrued expenses. In 2005, deferred revenues increased primarily due to the increased bookings for our Online images business and bookings for paid attendance, sponsorships and exhibition space fees for certain events to be held in the future.

The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2005 increased from cash used in 2004 primarily due to the acquisition of Dynamic Graphics Group. As part of the acquisition of ArtToday, Inc., we are required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based on the results of ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003, the seller, International Microcomputer Software, Inc. ( IMSI ), was paid $1.0 million in February 2004, which represents the maximum amount that could have been earned for this earn-out period.

Cash provided from financing activities in 2005 relates primarily to borrowings from a $20.0 million term loan under a credit facility with JPMorgan Chase Bank N.A. obtained in connection with the acquisition of Dynamic Graphics Group.

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands ( Dynamic Graphics Group ), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $22.2 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan under a credit facility with JPMorgan Chase Bank, N.A. ( JPMorgan ) obtained in connection with the transaction.

On March 7, 2005, in connection with our acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the Credit Agreement ) with JPMorgan which provides for a $20 million senior term loan, of which $20.0 million was outstanding as of March 31, 2005. The $20.0 million term loan is scheduled to mature on March 7, 2008 and may be prepaid without penalty. Jupitermedia may elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Credit Agreement requires us to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. The Credit Agreement contains customary covenants including, among others, restrictions on our ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on our assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Credit Agreement also requires us to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or certain ERISA-related events. Upon an event of default, all amounts owing under the Credit Agreement will immediately become due and payable and will bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Credit Agreement are guaranteed by Jupitermedia s material subsidiaries and are collateralized by substantially all of our assets.

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

Our existing cash and investment balances may decline during the remainder of 2005 in the event of a downturn in the general economy, particularly related to technology advertising, or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised) (“SFAS 123R”), Share-Based Payment.     SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which a entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for either recognition or pro forma disclosures. SFAS 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The specific impact of SFAS 123R is not known as Jupitermedia is currently reviewing the adoption and valuation methods permitted under SFAS 123R.  The adoption of SFAS 123R will not have any impact on Jupitermedia s cash flows or liquidity.

In September 2004, the Emerging Issues Task Force announced Topic No. D-108 Use of Residual Method to Value Acquired Assets Other Than Goodwill” (“D-108”). D-108 requires companies who have applied the residual value method in the valuation of intangible assets for purposes of impairment testing to use the direct value method by no later than the beginning of their first fiscal year beginning after December 15, 2004. Jupitermedia adopted D-108 during the first quarter of 2005 and there was no impact on its results of operations.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2004.

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

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. This fund invested in early-stage content-based Internet properties that are not competitive with our business. We invested $700,000 in Fund I, all of which is now fully invested.    The remaining $4.3 million of capital raised and funded in Fund I was sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $171,000 as of March 31, 2005.

Our transactions are generally conducted, and as of March 31, 2005, 86% of our cash is held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

Item 4.	Controls and Procedures

Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On February 28, 2003, Jupitermedia filed a lawsuit in the United States District Court for the District of Colorado alleging that the defendants, Michael Anderson, Prime Directive, Inc. and Part-15 Corporation, are knowingly and willfully using the name WISPCON to advertise, promote and conduct a variety of Internet / information technology trade shows, where such name is deliberately and confusingly similar to the plaintiffs pre-existing use in connection with their own Internet / information technology trade shows of the trademarked, service marked and branded name ISPCON. Jupitermedia owns 49.9% of the ISPCON joint venture, through which it provides marketing, sales and other event support for the ISPCON trade shows. Defendants filed a motion to dismiss for lack of personal jurisdiction and have also filed an Answer and Counterclaim. Defendants sought injunctive relief and damages on their counterclaim for what they alleged was the plaintiffs wrongful use of the name WISPCON. The District Court, by Order dated September 7, 2004, dismissed the lawsuit and counterclaim without prejudice, with each party to bear its own costs. The parties entered into a settlement agreement to settle all claims of the lawsuit and counterclaim. In connection with the settlement, the ISPCON joint venture paid an amount that did not materially affect the financial statements of Jupitermedia.

On May 12, 2004, Jupitermedia filed a lawsuit against eMarketer, Inc. ( eMarketer ) in United States District Court for the Southern District of New York, alleging that eMarketer violated Jupitermedia s copyright, trademark and related rights. Jupitermedia is seeking an injunction, damages and legal costs. On June 30, 2004, eMarketer filed an answer and counterclaim seeking a declaratory judgment that the conduct of which Jupitermedia complains is not violative of Jupitermedia s rights and is not seeking damages. Jupitermedia replied to the counterclaim on July 30, 2004, and discovery has commenced.

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

Exhibit Number	Description
3.1*	Registrant s Amended and Restated Certificate of Incorporation, as amended
3.2**	Registrant s Bylaws
11	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated financial statements)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated herein by reference to the Registrant s Form 10-K filed on March 5, 2004.
**	Incorporated herein by reference to the Registrant s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Christopher J. Baudouin
Christopher J. Baudouin
Executive Vice President and Chief Financial Officer