Form 10-Q
period 2005-06-30
JUPITERMEDIA CORP
filed 2005-08-09
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-26393

Jupitermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Old Kings Highway South Darien, Connecticut	06820
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 5, 2005 was 34,775,264.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2004 and June 30, 2005

(in thousands, except share and per share amounts)

	December 31, 2004	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,179	$19,950
Accounts receivable, net of allowances of $966 and $1,351, respectively	15,385	21,417
Unbilled accounts receivable	1,530	1,336
Prepaid expenses and other	2,713	4,238

Total current assets	49,807	46,941

Property and equipment, net of accumulated depreciation of $9,256 and $9,876, respectively	2,339	8,673
Intangible assets, net	20,939	31,877
Goodwill	42,015	103,674
Investments and other assets	1,197	1,345

Total assets	$116,297	$192,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,277	$8,157
Accrued payroll and related expenses	1,785	3,039
Accrued expenses and other	5,037	8,198
Deferred revenues	14,183	18,957
Current portion of long-term debt	—	8,333

Total current liabilities	23,282	46,684

Long-term debt	—	11,744
Deferred revenues	510	847
Deferred income tax liabilities	121	1,234
Other long-term liabilities	225	—

Total liabilities	24,138	60,509

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued
Common stock, $.01 par value, 75,000,000 shares authorized, 32,378,361 and 34,694,930 shares issued at December 31, 2004 and June 30, 2005, respectively	324	347
Additional paid-in capital	215,648	243,856
Accumulated deficit	(123,690)	(111,108)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	(17)	(988)

Total stockholders’ equity	92,159	132,001

Total liabilities and stockholders’ equity	$116,297	$192,510

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months and Six Months Ended June 30, 2004 and 2005

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues	$17,846	$33,795	$32,199	$58,809
Cost of revenues	6,547	13,113	12,567	22,665

Gross profit	11,299	20,682	19,632	36,144

Operating expenses:
Advertising, promotion and selling	4,550	6,900	8,125	11,593
General and administrative	2,152	4,521	4,677	7,928
Depreciation	242	423	465	710
Amortization	722	876	1,117	1,705

Total operating expenses	7,666	12,720	14,384	21,936

Operating income	3,633	7,962	5,248	14,208

Income (loss) on investments and other, net	105	(11)	119	(41)
Interest income	9	95	27	214
Interest expense	(56)	(200)	(62)	(288)

Income before income taxes, minority interests and equity loss from venture fund investments and other, net	3,691	7,846	5,332	14,093
Provision for income taxes	140	934	140	1,612
Minority interests	(26)	(8)	(37)	(31)
Equity income (loss) from venture fund investments and other, net	(16)	132	(9)	132

Net income	$3,509	$7,036	$5,146	$12,582

Earnings per share:
Basic	$0.13	$0.21	$0.19	$0.38

Diluted	$0.11	$0.19	$0.17	$0.35

Shares used in computing earnings per share:
Basic	27,903	34,304	26,965	33,523

Diluted	30,906	36,836	29,783	36,044

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2005

(in thousands)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net income	$5,146	$12,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582	2,415
Provision (benefit) for losses on accounts receivable	(144)	(65)
Provision for income taxes	37	1,009
Minority interests	37	31
Equity (income) loss from venture fund investments and other, net	9	(132)
(Income) loss on investments and other, net	(119)	41
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable	322	919
Unbilled accounts receivable	(46)	195
Prepaid expenses and other	(267)	326
Accounts payable and accrued expenses	1,408	(4,138)
Deferred revenues	1,855	659

Net cash provided by operating activities	9,820	13,842

Cash flows from investing activities:
Additions to property and equipment	(207)	(846)
Acquisitions of businesses and other	(22,917)	(49,523)
Distribution from internet.com venture funds	148	—
Proceeds (distributions) from sales of assets and other	135	(65)

Net cash used in investing activities	(22,841)	(50,434)

Cash flows from financing activities:
Proceeds of issuance of common stock, net	30,580	—
Borrowings under credit facilities	13,000	20,000
Debt issuance costs	—	(257)
Repayment of borrowings under credit facilities	(13,000)	—
Proceeds from exercise of stock options	2,096	6,620

Net cash provided by financing activities	32,676	26,363

Net increase (decrease) in cash and cash equivalents	19,655	(10,229)
Cash and cash equivalents, beginning of period	9,567	30,179

Cash and cash equivalents, end of period	$29,222	$19,950

Supplemental disclosures of cash flow:
Cash paid for income taxes	$—	$482

Cash paid for interest	$62	$196

Non-cash investing activities:
Common stock issued for acquisitions	$—	$21,611

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2005

(unaudited)

1. THE COMPANY

Jupitermedia is a global provider of original online information, images, research and events for information technology (“IT”), business and creative professionals. Jupitermedia includes JupiterImages, which serves creative professionals with over 7.0 million images online with brands like Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot Images, Photos.com, HemeraImages.com, Ablestock.com, PhotoObjects.net, Clipart.com and Animations.com. JupiterWeb, the online division of Jupitermedia, operates five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; ClickZ.com for interactive marketers; and Graphics.com for creative professionals. Jupitermedia also includes JupiterResearch, an international research advisory organization specializing in business and technology market research in 18 business areas and 14 vertical markets. In addition, JupiterEvents produces offline conferences and trade shows focused on IT and business-specific topics, including Search Engine Strategies and IT Service Management Forum.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statements of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. STOCK BASED COMPENSATION

Jupitermedia grants stock options with an exercise price equal to or greater than the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for such grants. If Jupitermedia determined compensation cost for its stock options based on the fair value at the date of grant under the provisions of Statement of Financial

Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, its pro forma net income and basic and diluted earnings per share would be as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income	$3,509	$7,036	$5,146	$12,582
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(635)	(1,013)	(1,294)	(2,028)

Pro forma net income	$2,874	$6,023	$3,852	$10,554

Basic earnings per share
As reported	$0.13	$0.21	$0.19	$0.38

Pro forma	$0.10	$0.18	$0.14	$0.31

Diluted earnings per share
As reported	$0.11	$0.19	$0.17	$0.35

Pro forma	$0.09	$0.16	$0.13	$0.29

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Risk-free interest rate	2.98%	3.72%	2.58%	3.69%
Expected life (in years)	3	3	3	3
Dividend yield	0%	0%	0%	0%
Expected volatility	121%	67%	122%	61%

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for either recognition or pro forma disclosures. SFAS 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The specific impact of SFAS 123R is not known as Jupitermedia is currently reviewing the adoption and valuation methods permitted under SFAS 123R. The adoption of SFAS 123R will not have any impact on Jupitermedia’s cash flows or liquidity.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 will not have an impact on Jupitermedia’s consolidated financial statements.

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

Computations of basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Basic Earnings Per Share:
Income available to common stockholders (numerator)	$3,509	$7,036	$5,146	$12,582
Weighted average common shares outstanding (denominator)	27,903	34,304	26,965	33,523

Basic earnings per share	$0.13	$0.21	$0.19	$0.38

Diluted Earnings Per Share:
Income available to common stockholders (numerator)	$3,509	$7,036	$5,146	$12,582

Weighted average common shares outstanding	27,903	34,304	26,965	33,523
Effect of dilutive stock options	3,003	2,532	2,818	2,521

Total weighted average common shares and dilutive stock options (denominator)	30,906	36,836	29,783	36,044

Diluted earnings per share	$0.11	$0.19	$0.17	$0.35

The following table summarizes the number of outstanding stock options excluded for the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Number of anti-dilutive stock options	2,528	857	2,535	857
Weighted average exercise price	$13.30	$18.72	$13.29	$18.72

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of Hemera Technologies Inc. on November 12, 2004, the acquisition of Dynamic Graphics Group on March 7, 2005 and the acquisition of Goodshoot S.A.S. on May, 19, 2005 (see Note 7). Jupitermedia is in the process of obtaining final third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2004
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$15,864	$(930)	$14,934
Customer lists	1,668	(352)	1,316
Web site development costs	2,710	(1,649)	1,061
Trademarks	2,635	(2,057)	578
Non-compete agreements	434	(193)	241
Other	188	(188)	—

Total	$23,499	$(5,369)	$18,130

	June 30, 2005
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$26,201	$(1,866)	$24,335
Customer lists	1,668	(474)	1,194
Web site development costs	3,217	(1,928)	1,289
Trademarks	2,713	(2,276)	437
Non-compete agreements	1,032	(343)	689
Other	188	(188)	—

Total	$35,019	$(7,075)	$27,944

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

Amortization expense related to intangible assets subject to amortization was $722,000 and $1.1 million for the three months and six months ended June 30, 2004, respectively, and $876,000 and $1.7 million for the three months and six months ended June 30, 2005, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2005, is expected to be as follows (in thousands):

Year Ending December 31,
2005	$2,303
2006	4,177
2007	3,744
2008	3,391
2009	3,199
Thereafter	11,130

$27,944

Unamortized Intangible Assets

	December 31, 2004	June 30, 2005
Domain names	$2,809	$3,933

Total	$2,809	$3,933

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

	Online Images	Online Media	Research	Events	Total
Balance as of December 31, 2004	$30,764	$8,570	$2,632	$49	$42,015
Goodwill acquired during period	61,590	334	—	—	61,924
Purchase accounting adjustments	526	(791)	—	—	(265)

Balance as of June 30, 2005	$92,880	$8,113	$2,632	$49	$103,674

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of Hemera Technologies Inc. and the assets of Comstock Inc. and Megapixel.net.

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

On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S. (“Goodshoot”), a French corporation, for $9.9 million in cash.

The results of Dynamic Graphics Group and Goodshoot have been included in the Consolidated Condensed Financial Statements of Jupitermedia since March 7, 2005 and May 19, 2005, respectively.

The unaudited pro forma information below presents results of operations as if the acquisitions of Dynamic Graphics Group and Goodshoot had occurred on the first day of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues	$18,936	$34,441	$44,288	$72,648

Net income	$3,795	$7,258	$5,320	$13,616

Basic earnings per share	$0.14	$0.21	$0.20	$0.41

Diluted earnings per share	$0.12	$0.20	$0.18	$0.38

8. CREDIT FACILITIES

On March 7, 2005, in connection with its acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the “Original Credit Agreement”) with JPMorgan, which provided for a $20 million senior term loan, of which $20.0 million was outstanding as of June 30, 2005. The $20.0 million term loan was scheduled to mature on March 7, 2008 and was permitted to be prepaid without penalty. Jupitermedia could elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Original Credit Agreement required Jupitermedia to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005. The Original Credit Agreement contained customary covenants including, among others, restrictions on Jupitermedia’s ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on its assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in any four consecutive fiscal quarters or in excess of $5 million for any single transaction. The Original Credit Agreement also required Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Original Credit Agreement contained customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or a certain ERISA-related events. Upon an event of default, all amounts owing under the Original Credit Agreement would immediately become due and payable and would bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Original Credit Agreement were guaranteed by Jupitermedia’s material subsidiaries and were collateralized by substantially all of its assets.

On July 18, 2005, the Original Credit Agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement now provides for a $90 million senior credit facility (comprised of a $30 million term loan facility, a $10 million revolving credit facility and a $50 million bridge facility), and replaces the senior term loan provided under the Original Credit Agreement. The bridge facility is scheduled to mature on January 18, 2006 and the term loan and revolving credit facility are scheduled to mature on July 18, 2008. Jupitermedia may request that the bridge facility’s maturity date be extended to April 18, 2006. Jupitermedia may elect that the loans bear interest at a rate per annum equal to (i) the Adjusted Libor Rate, plus, with respect to the term loan and revolving credit facility, a rate between 1.75% and 3.25% depending on the ratio of debt to EBITDA and, with respect to the bridge facility, 3.50% plus periodic increases or (ii) the prime rate, as announced by JPMorgan, plus, with respect to the term loan and the revolving credit facility, a rate between 0.75% and 2.25% depending on the ratio of debt to EBITDA, and, with respect to the bridge facility, 2.50% plus periodic increases. The Amended and Restated

Credit Agreement requires the repayment of principal of the term loan in quarterly installments of $2,500,000, commencing on September 30, 2005 and ending on July 18, 2008, repayment of principal of the revolving credit facility on July 18, 2008 and repayment of principal of the bridge facility on January 18, 2006, or on April 18, 2006 if the bridge facility’s maturity is extended. Proceeds from the Amended and Restated Credit Agreement were used to finance the acquisition of PictureArts Corporation on July 18, 2005 (see Note 12), for working capital needs and general corporate purposes.

The Amended and Restated Credit Agreement contains customary covenants including, among others, restrictions on Jupitermedia’s ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in the aggregate or, for so long as indebtedness under the bridge loan facility is outstanding, in excess of $1.5 million for any single transaction. The Amended and Restated Credit Agreement also requires Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Amended and Restated Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or ERISA event (as defined in the Amended and Restated Credit Agreement). Upon an event of default, all amounts owing under the Amended and Restated Credit Agreement shall immediately become due and payable and shall bear interest at a default rate equal to the then applicable rate of interest plus 2%.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by certain material subsidiaries of Jupitermedia and are secured by substantially all of Jupitermedia’s assets.

9. SEGMENT INFORMATION

The following tables summarize the results of the segments of Jupitermedia for the three and six months ended June 30, 2004 and 2005. Online images consists of the JupiterImages business that includes Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot Images, Photos.com, HemeraImages.com, Ablestock.com, PhotoObjects.net, Clipart.com and Animations.com. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com, ClickZ.com and Graphics.com Networks. Research represents the JupiterResearch business. Events represent the JupiterEvents business. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 6 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three and six months ended June 30, 2004 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Online images	$5,791	$19,731	$8,248	$31,894
Online media	8,002	9,336	15,221	16,876
Research	2,201	2,801	4,543	5,356
Events	1,841	1,919	4,163	4,667
Other	11	8	24	16

	17,846	33,795	32,199	58,809

Cost of revenues and operating expenses:
Online images	2,643	11,601	3,851	16,960
Online media	4,441	5,533	9,448	10,578
Research	2,275	2,426	4,426	4,957
Events	2,030	1,931	4,174	4,283
Other	2,824	4,342	5,052	7,823

	14,213	25,833	26,951	44,601

Operating income (loss):
Online images	3,148	8,130	4,397	14,934
Online media	3,561	3,803	5,773	6,298
Research	(74)	375	117	399
Events	(189)	(12)	(11)	384
Other	(2,813)	(4,334)	(5,028)	(7,807)

	$3,633	$7,962	$5,248	$14,208

10. INCOME TAXES

Based on estimated tax rates, Jupitermedia recorded provisions for federal, state and foreign income taxes of $629,000, $255,000 and $50,000, respectively, for the three months ended June 30, 2005; $1.1 million, $443,000, and $55,000, respectively, for the six months ended June 30, 2005; and $37,000, $35,000 and $68,000, respectively, for the three and six months ended June 30, 2004. The provision for federal income taxes is due primarily to deferred income tax expense related to the amortization of certain intangibles, primarily goodwill from various acquisitions, for income tax purposes that are not amortized in our financial statements.

See Note 12 for further discussion regarding income taxes.

11. COMMITMENTS AND CONTINGENCIES

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

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit on behalf of themselves and all others situated and/or the general public against thirteen co-defendants including Jupitermedia. Cisneros et al. allege that defendants’ posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. Jupitermedia denies liability and intends to continue to defend itself vigorously.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

12. SUBSEQUENT EVENTS

On July 19, 2005, Jupitermedia acquired PictureArts Corporation for approximately $63.2 million in cash, subject to certain post-closing adjustments. The acquisition includes PictureArts’ brands: Brand X Pictures, FoodPix, Botanica and Nonstock, as well as its image distribution business. Jupitermedia financed the purchase price with cash on hand and borrowings under a $90.0 million senior credit facility with JPMorgan obtained in connection with the transaction, which replaced its $20.0 million credit facility with JPMorgan (see Note 8). The entire amount due under the $20.0 million credit facility was replaced with borrowings under the new $90.0 million senior credit facility.

On August 5, 2005, Jupitermedia sold its Search Engine Strategies trade shows and its ClickZ.com Network of Web sites, collectively known as SES, to Incisive Media plc (INM.L.), a London Stock Exchange listed media company, for $43.0 million in cash (subject to certain post-closing adjustments). The carrying value of the net assets of SES at the time of sale was approximately $1.0 million and the sale of SES is expected to result in a gain of approximately $38.0 million, net of tax. As a result of the gain on the sale of SES, Jupitermedia is expected to utilize its remaining net operating losses for federal and state income tax purposes. Jupitermedia is currently evaluating whether the sale of SES will result in its Events segment being accounted for as a discontinued operation beginning in the third quarter of 2005 in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Overview

We are a global provider of original online images, information, research and events for information technology (“IT”), business and creative professionals. Our operations are classified into four principal segments: Online images, Online media, Research and Events.

Online images. Online images includes our JupiterImages network, which serves creative professionals with over 7.0 million images online with brands like Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, HemeraImages.com, Ablestock.com, PhotoObjects.net, Goodshoot Images, Photos.com, Clipart.com and Animations.com.

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

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com, ClickZ.com and Graphics.com networks of over 170 Web sites and over 170 e-mail newsletters that are viewed by over 20 million viewers and generate over 300 million page views monthly. Online media also includes the STEP Inside Design and Dynamic Graphics magazines produced by the Dynamic Graphics Group. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

•	e-commerce agreements, which generally include a fixed fee for advertising and either a bounty for new customer accounts or revenue sharing;

•	advertising, subscriptions and newsstand sales for our magazines

•	paid subscription services for our paid e-mail newsletters and services;

•	renting our permission based opt-in e-mail list names.

•	advertiser sponsorships of our Webinars; and

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

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

Recent Acquisitions and Dispositions

On March 7, 2005, Jupitermedia acquired all of the equity of Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $21.6 million when issued.

On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S., (“Goodshoot”), a French corporation, for $9.9 million in cash.

On July 19, 2005, Jupitermedia acquired PictureArts Corporation for approximately $63.2 million in cash, subject to certain post-closing adjustments. The acquisition includes PictureArts’ brands: Brand X Pictures, FoodPix, Botanica and Nonstock, as well as its image distribution business. Jupitermedia financed the purchase price with cash on hand and $80.0 million of aggregate borrowings under a $90.0 million senior credit facility with JPMorgan obtained in connection with the transaction.

On August 5, 2005, Jupitermedia sold its Search Engine Strategies trade shows and its ClickZ.com Network of Web sites, collectively known as SES, to Incisive Media plc (INM.L.), a London Stock Exchange listed media company, for $43.0 million in cash (subject to certain post-closing adjustments).

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

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended June 30,		2004 vs. 2005		Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$5,791	$19,731	13,940	241%	$8,248	$31,894	$23,646	287%
Online media	8,002	9,336	1,334	17	15,221	16,876	1,655	11
Research	2,201	2,801	600	27	4,543	5,356	813	18
Events	1,841	1,919	78	4	4,163	4,667	504	12
Other	11	8	(3)	(27)	24	16	(8)	(33)

	$17,846	$33,795	$15,949	89%	$32,199	$58,809	$26,610	83%

Online images. We acquired the assets of Comstock Images on April 1, 2004, the assets of Thinkstock on July 28, 2004, the stock of Hemera on November 12, 2004, Dynamics Graphics Group on March 7, 2005 and Goodshoot on May 19, 2005 and therefore there are no financial results for these businesses prior to these respective dates. The acquisition of the assets of Thinkstock contributed $787,000 to revenues during the three months ended June 30, 2005 and $1.5 million for the six months ended June 30, 2005. The acquisition of Hemera contributed $918,000 to revenues for the three months ended June 30, 2005 and $2.1 million for the six months ended June 30, 2005, and the acquisition of Dynamic Graphics Group contributed $10.9 million and $14.2 million, respectively, during the same periods. The acquisition of Goodshoot contributed $323,000 for the three and six months ended June 30, 2005. The remaining year over year growth for the three months ended June 30, 2005 of $1.0 million is due primarily to increased revenues from our subscription image offerings. The remaining year over year growth for the six months ended June 30, 2005 is due primarily to the acquisition of Comstock, which contributed $3.3 million to revenues during the first quarter of 2005, and the increased revenues from our subscription image offerings.

The following table sets forth, for the three and six months ended June 30, 2004 and 2005, the components of our Online images revenues (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Subscriptions	$2,592	$5,398	$4,983	$9,355
Single images and CD-ROMs	2,477	11,759	2,539	16,970
Distributors, licensing and other	722	2,574	726	5,569

Total Online images	$5,791	$19,731	$8,248	$31,894

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of our revenues and bookings for our subscription image products (dollars in thousands):

	Revenues	Subscription Bookings
March 31, 2004	$2,391	$3,017
June 30, 2004	2,592	2,948
September 30, 2004	2,744	3,388
December 31, 2004	3,129	3,986
March 31, 2005	3,957	5,098
June 30, 2005	5,398	6,019

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

Online media. We acquired Dynamic Graphics Group on March 7, 2005 and this acquisition contributed $473,000 and $567,000, respectively, to online media revenues during the three and six months ended June 30, 2005. The remaining increase in revenues during the three and six months ended June 30, 2005 was due primarily to an increase in revenues from our e-commerce partners. We expect our Online media revenues to decrease in the third quarter of 2005 in comparison to the second quarter of 2005 based on the seasonality of the advertising business.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2004	210	$29
June 30, 2004	220	29
September 30, 2004	220	24
December 31, 2004	235	28
March 31, 2005	213	26
June 30, 2005	219	32

Research. We have experienced continued increases in renewal rates in 2004 and into 2005 as conditions in the U.S. economy improved, as we launched several new research coverage areas and as companies once again began investing in market research. We also saw an increase in the amount of custom research projects completed for our customers.

The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2004 through the second quarter of 2005:

	Percentage of Contract Value Renewed		Percentage of Number of Contracts Renewed
Fiscal Quarter Ended	2004	2005	2004	2005
March 31	103%	116%	77%	80%
June 30	88	115	71	53
September 30	93	—	70	—
December 31	97	—	83	—

The amounts above reflect renewal activity to date. The ultimate results regarding renewals for the quarter ended June 30, 2005 will not be known until a future date due to the timing of the renewal of certain contracts. We expect the percentage of contract value renewed and the percentage of the number of contracts renewed to be greater than the results presented above for the quarter ended June 30, 2005.

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts (dollars in thousands):

	Number of Active Contracts		Total Active Contract Value
Fiscal Quarter Ended	2004	2005	2004	2005
March 31	240	299	$8,236	$9,784
June 30	243	304	8,407	10,580
September 30	259	—	8,691	—
December 31	277	—	8,948	—

Total active contract value is defined as the total value of all active syndicated research contracts without taking into account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future.

Events. The results of our Events business vary with the topics, frequency and timing of the events that we produce. We have made investments in events focused on specific vertical content areas that align with our other properties and, depending upon their success, we may or may not produce the events in the future. The following table sets forth, for the three and six months ended June 30, 2004 and 2005, a comparison of the number of events we produced and the amount of our revenues relating to paid attendance, sponsors and exhibitors and barter during the periods shown (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Number of trade shows and conferences	5	5	10	6
Number of training seminars	—	3	—	4

Attendee revenue	$948	$1,195	$2,226	$2,956
Sponsor and exhibitor revenue	832	700	1,806	1,650
Barter revenue	61	24	131	61

Total Events revenue	$1,841	$1,919	$4,163	$4,667

The increase in revenues from 2004 to 2005 is due primarily to the growth of our Search Engine Strategies event and the addition of training seminars acquired through Dynamic Graphics Group.

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

Cost of revenues and gross profit

The following table sets forth, for the periods indicated, a comparison of our cost of revenues and gross profit by segment (dollars in thousands):

Cost of revenues

	Three Months Ended June 30,		2004 vs. 2005		Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$1,143	$6,935	$5,792	507%	$1,778	$10,120	$8,342	469%
Online media	2,867	3,455	588	21	5,770	6,526	756	13
Research	1,318	1,409	91	7	2,554	2,849	295	12
Events	1,219	1,314	95	8	2,465	3,170	705	29

	$6,547	$13,113	$6,566	100%	$12,567	$22,665	$10,098	80%

Gross profit

	Three Months Ended June 30,		2004 vs. 2005		Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$4,648	$12,796	$8,148	175%	$6,470	$21,774	$15,304	237%
Online media	5,135	5,881	746	15	9,451	10,350	899	10
Research	883	1,392	509	58	1,989	2,507	518	26
Events	622	605	(17)	(3)	1,698	1,497	(201)	(12)
Other	11	8	(3)	(27)	24	16	(8)	(33)

	$11,299	$20,682	$9,383	83%	$19,632	$36,144	$16,512	84%

Gross profit %

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Online images	80%	65%	78%	68%
Online media	64	64	62	61
Research	40	50	44	47
Events	34	32	41	32
Other	100	100	100	100

	63%	61%	61%	61%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. The acquisition of Dynamic Graphics Group added $5.6 million and $7.2 million to cost of revenues during the three and six months ended June 30, 2005, respectively. The acquisition of Goodshoot contributed $90,000 for the three and six months ended June 30, 2005. The acquisition of the assets of Thinkstock added $75,000 and $149,000 to cost of revenues for the three and six months ended June 30, 2005, respectively, and the acquisition of Hemera added $166,000 and $595,000 to cost of revenues for the same periods.

The increase in gross profit for the three and six months ended June 30, 2005 is directly attributable to the increased revenues for the respective periods.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our image library. As we continue to make investments to increase the size of our image library, we may need to increase our spending for Web site hosting and storage costs.

Online media. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. The increase in cost of revenues from 2004 to 2005 was due primarily to increased costs resulting from the acquisition of Dynamics Graphics Group that added $401,000 and $489,000 for the three and six months ended June 30, 2005, respectively.

The increase in gross profit for the three months ended June 30, 2005 from the same period in 2004 was due primarily to the increase in revenues from 2004 to 2005.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Research. Cost of revenues primarily consists of payroll costs related to research analysts and costs to acquire third party research data. Cost of revenues increased during the three and six months ended June 30, 2005 in comparison to the three and six months ended June 30, 2004 due primarily to an increase in payroll costs of $77,000 and $256,000 related to research analysts.

The increase in gross profit for the three and six months ended June 30, 2005 is directly attributable to the increased revenues for the respective periods.

We intend to make investments in new research coverage areas where appropriate and this may result in increased costs related to hiring personnel and acquiring data to produce our research.

Events. Cost of revenues primarily consists of payroll costs related to operations employees and event production costs such as venue and speaker costs. The increase in cost of revenues during the six months ended June 30, 2005 in comparison to the prior year was due primarily to the growth in the size of our Search Engine Strategies event and the addition of training seminars acquired through Dynamic Graphics Group.

Gross profit and gross profit percentage may vary with the topics, frequency and timing of the events we produce in addition to the impact of launching first-time events. The decrease in gross profit percentage during the six months ended June 30, 2005 is due primarily to the additional costs incurred in 2005 in connection with the Search Engine Strategies event and the newly acquired Dynamic Graphics Group training seminars, which produced lower margins.

On August 5, 2005, we sold our Search Engine Strategies trade shows and our ClickZ.com Network of Web sites, collectively known as SES. As a result of the sale of SES, we are currently evaluating whether the sale of SES will result in our Events segment being accounted for as a discontinued operation beginning in the third quarter of 2005 in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended June 30,		2004 vs. 2005		Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$1,237	$3,583	$2,346	190%	$1,556	$5,159	$3,603	232%
Online media	1,760	1,915	155	9	3,444	3,708	264	8
Research	780	833	53	7	1,498	1,701	203	14
Events	773	569	(204)	(26)	1,627	1,025	(602)	(37)

	$4,550	$6,900	$2,350	52%	$8,125	$11,593	$3,468	43%

Online images. Advertising, promotion and selling expense primarily consists of payroll for sales and marketing personnel, commissions to third parties for referrals, credit card transaction fees and advertising. The acquisition of the assets of Thinkstock added $56,000 and $116,000 to advertising, promotion and selling expenses during the three and six months ended June 30, 2005. In addition, the acquisitions of Hemera and Dynamic Graphics Group added $175,000 and $2.5 million, respectively, to advertising, promotion and selling expenses during the three months ended June 30, 2005, and $367,000 and $3.0 million, respectively, during the six months ended June 30, 2005. The effect of these acquisitions was partially offset for the three months ended June 30, 2005 by a reduction in marketing costs of $398,000 for our Comstock business.

Online media. Advertising, promotion and selling expense primarily consists of payroll costs for sales and marketing personnel. In addition, it includes costs related to marketing activities including barter. The increase from 2004 to 2005 in advertising, promotion and selling expenses relates primarily to increased payroll related costs of $80,000 and $32,000 for the three and six months ended June 30, 2005, respectively, and to the acquisition of Dynamic Graphics Group that added $71,000 and $113,000 for the three and six months ended June 30, 2005.

Research. Advertising, promotion and selling expense primarily consists of payroll for sales and marketing personnel. These expenses increased in 2005 due primarily to an increase in payroll related costs of $75,000 and $207,000, respectively, for sales personnel in comparison to the three and six months ended June 30, 2004.

Events. Advertising, promotion and selling expense primarily consist of payroll for sales and marketing personnel and advertising expense. Expenses for the three and six months ended June 30, 2005 have decreased primarily due to a reduction in attendee marketing costs of $155,000 and $436,000, respectively, due to a decrease in the number of trade shows and conferences we produced. In addition, payroll related costs for our events decreased $31,000 and $122,000 for the three and six months ended June 30, 2005.

Barter expense was $58,000 and $24,000 for the three months ended June 30, 2004 and 2005, respectively, and $128,000 and $61,000 for the six months ended June 30, 2004 and 2005, respectively. Barter expenses vary in correlation to the number of barter transactions into which we enter.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended June 30,		2004 vs. 2005		Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$263	$1,083	$820	312%	$517	$1,681	$1,164	255%
Online media	(186)	163	349	188	234	344	110	47
Research	177	184	7	4	374	407	33	9
Events	38	48	10	26	82	88	6	7
Other	1,860	3,043	1,183	64	3,470	5,408	1,938	56

	$2,152	$4,521	$2,369	110%	$4,677	$7,928	$3,251	70%

Online images. General and administrative expense primarily consists of payroll for administrative personnel, office related costs and professional fees. The acquisition of the assets of Thinkstock and the acquisitions of Dynamics Graphics Group and Hemera added $51,000, $524,000 and $164,000, respectively, to general and administrative expenses during the second quarter of 2005 and $96,000, $638,000 and $330,000, respectively, during the six months ended June 30, 2005. In addition, the acquisition of Goodshoot added $58,000 for the three and six months ended June 30, 2005.

Online media. General and administrative expense primarily consists of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses from 2004 to 2005 was due primarily to our provision for losses on accounts receivable. Due to decreases in the amounts of receivables due from certain advertising agencies we recorded a reduction from our allowance for doubtful accounts of $387,000 during the second quarter of 2004. We recorded a reduction of $42,000 during the second quarter of 2005, which resulted in a net increase of $345,000 during the three months ended June 30, 2005.

Research. General and administrative expense primarily consists of payroll for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable.

Events. General and administrative expense primarily consists of payroll for administrative personnel, office related costs and professional fees.

Other. General and administrative expense primarily consists of payroll costs for administrative personnel, office related costs and professional fees. The acquisition of Dynamic Graphics Group added $710,000 and $1.0 million, respectively, to general and administrative costs during the three and six months ended June 30, 2005. The remaining increase in general and administrative expenses during the three months ended June 30, 2005 relates to an increase in payroll related costs of $259,000 and audit fees of $146,000. The remaining increase during the six months ended June 30, 2005 relates to an increase in payroll related costs of $495,000, audit fees of $163,000, state capital taxes of $151,000 and legal expenses of $106,000.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended June 30,		2004 vs. 2005		Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Depreciation	$242	$423	$181	75%	$465	$710	$245	53%
Amortization	722	876	154	21	1,117	1,705	588	53

	$964	$1,299	$335	35%	$1,582	$2,415	$833	53%

Depreciation expense increased during the three and six months ended June 30, 2005 due primarily to the acquisition of Dynamic Graphics Group.

Amortization expense increased during the three and six months ended June 30, 2005 due primarily to amortization of intangible assets related to the acquisitions of Thinkstock, Hemera, Dynamic Graphics Group and Goodshoot.

The acquisition of the assets of Thinkstock and the acquisitions of Hemera, Dynamic Graphics Group and Goodshoot added $226,000, $204,000, $369,000 and $49,000, respectively, to depreciation and amortization expense during the six months ended June 30, 2005.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to the acquisitions of Hemera, Dynamic Graphics Group and Goodshoot or any acquisitions that may be completed during the remainder of 2005.

Income (loss) on investments and other, net

The following table sets forth, for the periods indicated, a quarter-over-quarter comparison of our income (loss) on investments and other, net (dollars in thousands):

	Three Months Ended June 30,		2004 vs. 2005		Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Income (loss) on investments and other, net	$105	$(11)	$(116)	(110)%	$119	$(41)	$(160)	(134)%

During the three and six months ended June 30, 2004, we recorded other income of $130,000 relating to litigation settlements offset by a loss on investments of $9,000.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2004 vs. 2005		Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Interest income	$9	$95	$86	956%	$27	$214	$187	693%
Interest expense	(56)	(200)	(144)	(257)	(62)	(288)	(226)	(365)

The increase in interest income from 2004 to 2005 was due to a higher average cash balance resulting from the completion of our follow-on public offering of common stock in May 2004.

Interest expense relates to a $20.0 million term loan under a credit facility with JPMorgan Chase Bank N.A. used to partially finance the acquisition of Dynamic Graphics Group on March 7, 2005.

Provision for income taxes

Based on estimated tax rates, we recorded provisions for federal, state and foreign income taxes of $629,000, $255,000 and $50,000, respectively, for the three months ended June 30, 2005; $1.1 million, $443,000, and $55,000, respectively, for the six months ended June 30, 2005; and $37,000, $35,000 and $68,000, respectively, for the three and six months ended June 30, 2004. The provision for federal income taxes is due primarily to deferred income tax expense related to the amortization of certain intangibles, primarily goodwill from various acquisitions, for income tax purposes that are not amortized in our financial statements.

As a result of the gain on the sale of SES on August 5, 2005, we expect to utilize our remaining net operating losses for federal and state income tax purposes.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK, which is our online media business focused on Japan.

Equity income from venture fund investments and other, net

Equity income represents our net equity interests in the investments in internet.com venture funds and event-related joint ventures. As a result of the dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC during 2004, the remaining carrying value of our venture fund investments is limited to the carrying value of our investment in internet.com Venture Fund I LLC, which was $171,000 as of June 30, 2005. Equity income for the three and six months ended June 30, 2005 relates solely to our event-related joint ventures.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2004 vs. 2005
	2004	2005	$	%
Operating cash flows	$9,820	$13,842	$4,022	41%
Investing cash flows	$(22,841)	$(50,434)	$(27,593)	121%
Financing cash flows	$32,676	$26,363	$(6,313)	(19)%
Acquisitions of businesses and other	$(22,916)	$(49,523)	$(26,607)	116%
Capital expenditures	$(207)	$(846)	$(639)	309%

	As of		2004 vs. 2005
	December 31, 2004	June 30, 2005	$	%
Cash and cash equivalents	$30,179	$19,950	$(10,229)	(34)%
Accounts receivable, net	$15,385	$21,417	$6,032	39%
Working capital	$26,525	$257	$(26,268)	(99)%

Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in June 1999, February 2000 and May 2004, respectively. Cash decreased in 2005 primarily due to the acquisition of Dynamic Graphics Group, which resulted in a cash payment of $38.2 million, and the acquisition of Goodshoot, which resulted in a cash payment of $9.9 million. This decrease was partially offset by a $20.0 million term loan under a credit facility obtained in connection with the acquisition along with cash inflows from operating activities of $13.3 million.

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

The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2005 increased from cash used in 2004 primarily due to the acquisition of Dynamic Graphics Group. As part of the acquisition of ArtToday, Inc., we are required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based on the results of ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003 and from January 1, 2004 to June 30, 2004, the seller, International Microcomputer Software, Inc. (“IMSI”), was paid $1.0 million in February 2004 and $1.0 million in August 2004, which represents the maximum amount that could have been earned for those earn-out periods. Based upon the results of ArtToday, Inc. for the period from July 1, 2004 to June 30, 2005, IMSI will be paid $2.0 million during the third quarter of 2005. This amount is included in accrued expenses in our June 30, 2005 Consolidated Condensed Balance Sheet.

Cash provided from financing activities in 2005 relates primarily to borrowings from a $20.0 million term loan under a credit facility with JPMorgan Chase Bank N.A. obtained in connection with the acquisition of Dynamic Graphics Group, as well as proceeds received from the exercise of employee stock options.

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock preliminarily valued at $22.2 million when issued. Jupitermedia financed the cash portion of the purchase price with cash on hand and a $20.0 million term loan pursuant to a credit agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) obtained in connection with the transaction. The Original Credit Agreement, which was subsequently amended and restated on July 19, 2005, provided for a $20 million senior term loan, of which $20.0 million was outstanding as of June 30, 2005. The $20.0 million term loan was scheduled to mature on March 7, 2008 and could be prepaid without penalty. Jupitermedia could elect that the loan bear interest at a rate per annum equal to either (i) an adjusted LIBOR-based rate, plus 1.75% (or, if debt to our EBITDA is less than .50 to 1.00, 1.50%) or (ii) the prime rate, as announced by JPMorgan. The Original Credit Agreement required us to pay principal in quarterly installments of $1,666,667, commencing on June 30, 2005 and ending on March 31, 2008. Borrowings under the Original Credit Agreement were guaranteed by Jupitermedia’s material subsidiaries and were collateralized by substantially all of our assets.

On July 18, 2005, the Original Credit Agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement now provides for a $90 million senior credit facility (comprised of a $30 million term loan facility, a $10 million revolving credit facility and a $50 million bridge facility), and replaced the $20 million senior term loan provided under the Original Credit Agreement. The bridge facility is scheduled to mature on January 18, 2006 and the term loan and revolving credit facility are scheduled to mature on July 18, 2008. Jupitermedia may request that the bridge facility’s maturity date be extended to April 18, 2006. Jupitermedia may elect that the loans bear interest at a rate per annum equal to (i) the Adjusted Libor Rate, plus, with respect to the term loan and revolving credit facility, a rate between 1.75% and 3.25% depending on the ratio of debt to EBITDA and, with respect to the bridge facility, 3.50% plus periodic increases or (ii) the prime rate, as announced by JPMorgan, plus, with respect to the term loan and the revolving credit facility, a rate between 0.75% and 2.25% depending on the ratio of debt to EBITDA, and, with respect to the bridge facility, 2.50% plus periodic increases. The Amended and Restated Credit Agreement requires the repayment of principal of the term loan in quarterly installments of $2,500,000, commencing on September 30, 2005 and ending on July 18, 2008, repayment of principal of the revolving credit facility on July 18, 2008 and repayment of principal of the bridge facility on January 18, 2006, or on April 18, 2006 if the bridge facility’s maturity is extended. Proceeds from the Amended and Restated Credit Agreement were used to finance the acquisition of PictureArts Corporation on July 18, 2005, for working capital needs and general corporate purposes.

The Amended and Restated Credit Agreement contains customary covenants including, among others, restrictions on Jupitermedia’s ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on assets, make investments in excess of $2 million in the aggregate or make acquisitions in excess of $25 million in the aggregate or, for so long as indebtedness under the bridge loan facility is outstanding, in excess of $1.5 million for any single transaction. The Amended and Restated Credit Agreement also requires Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. The Amended and Restated Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control or the occurrence of a bankruptcy or ERISA event (as defined in the Amended and Restated Credit Agreement). Upon an event of default, all amounts owing under the Amended and Restated Credit Agreement shall immediately become due and payable and shall bear interest at a default rate equal to the then applicable rate of interest plus 2%. Borrowings under the Amended and Restated Credit Agreement are guaranteed by certain material subsidiaries of Jupitermedia and are secured by substantially all of Jupitermedia’s assets.

On May 19, 2005 Jupitermedia acquired all of the shares of Goodshoot S.A.S., a French corporation, for $9.9 million in cash.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised) (“SFAS 123R”), “Share-Based Payment.” SFAS 123R established standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for either recognition or pro forma disclosures. SFAS 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The specific impact of SFAS 123R is not known as Jupitermedia is currently reviewing the adoption and valuation methods permitted under SFAS 123R. The adoption of SFAS 123R will not have any impact on Jupitermedia’s cash flows or liquidity.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 will not have an impact on Jupitermedia’s consolidated financial statements.

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

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. This fund invested in early-stage content-based Internet properties that are not competitive with our business. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I was sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $171,000 as of June 30, 2005.

Our transactions are generally conducted, and as of June 30, 2005, 79% of our cash is held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

Item 4. Controls and Procedures

Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be to be disclosed by the Jupitermedia in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Jupitermedia’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Jupitermedia’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit on behalf of themselves and all others situated and/or the general public against thirteen co-defendants including Jupitermedia. Cisneros et al. allege that defendants’ posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. Jupitermedia denies liability and intends to continue to defend itself vigorously.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

Item 2.	CHANGES IN SECURITIES

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Jupitermedia’s annual meeting of stockholders was held on June 9, 2005.

The following nominees were elected as directors, each to hold office until their successor is elected and qualified, by the vote set forth below:

NOMINEE	FOR	AGAINST
Alan M. Meckler	24,215,316	7,303,785
Christopher S. Cardell	24,277,535	7,241,566
Gilbert F. Bach	29,260,832	2,258,269
Michael J. Davies	29,261,632	2,257,469
John R. Patrick	29,161,534	2,357,567
William A. Shutzer	29,245,082	2,274,019

The proposal to approve the appointment of Deloitte & Touche LLP, independent registered public accounting firm, to act as independent auditors for Jupitermedia Corporation for the fiscal year ending December 31, 2005 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
31,186,546	329,889	2,666

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

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

Dated: August 9, 2005	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Christopher J. Baudouin
Christopher J. Baudouin
Executive Vice President and Chief Financial Officer