Form 10-Q
period 2005-09-30
JUPITERMEDIA CORP
filed 2005-11-09
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 4, 2005 was 34,909,541.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2004 and September 30, 2005

(in thousands, except share data)

	December 31, 2004	September 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$30,179	$20,247
Accounts receivable, net of allowances of $966 and $1,562, respectively	13,724	23,692
Unbilled accounts receivable	1,530	1,531
Prepaid expenses and other	2,633	4,216
Assets of discontinued operations	1,789	—

Total current assets	49,855	49,686

Property and equipment, net	2,339	10,045
Intangible assets, net	20,939	42,968
Goodwill	41,967	158,781
Deferred income taxes	—	11,014
Investments and other assets	1,197	2,000

Total assets	$116,297	$274,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,060	$5,071
Accrued payroll and related expenses	1,666	3,115
Accrued expenses and other	4,642	13,352
Current portion of long-term debt	—	10,000
Deferred revenues	12,023	15,568
Liabilities of discontinued operations	2,891	—

Total current liabilities	23,282	47,106

Long-term debt	—	26,322
Deferred revenues	510	616
Deferred income tax liabilities	121	—
Other long-term liabilities	225	—

Total liabilities	24,138	74,044

Stockholders’ equity:
Preferred stock, $0.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, and 32,378,361 and 34,881,241 shares issued at December 31, 2004 and September 30, 2005, respectively	324	349
Additional paid-in capital	215,648	251,532
Accumulated deficit	(123,690)	(50,730)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive loss	(17)	(595)

Total stockholders’ equity	92,159	200,450

Total liabilities and stockholders’ equity	$116,297	$274,494

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months and Nine Months Ended September 30, 2004 and 2005

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues	$15,779	$34,351	$43,815	$88,493
Cost of revenues	5,377	11,478	15,479	30,973

Gross profit	10,402	22,873	28,336	57,520

Operating expenses:
Advertising, promotion and selling	3,031	7,035	9,529	17,603
General and administrative	2,668	5,320	7,263	13,160
Depreciation	129	656	594	1,366
Amortization	360	1,239	1,477	2,944

Total operating expenses	6,188	14,250	18,863	35,073

Operating income	4,214	8,623	9,473	22,447

Gain on sale of assets, net	5	13,265	124	13,224
Interest income	55	74	82	288
Interest expense	(39)	(677)	(101)	(965)

Income before income taxes, minority interests and equity income (loss) from investments, net	4,235	21,285	9,578	34,994
Provision (benefit) for income taxes	5	(22,153)	145	(20,541)
Minority interests	(20)	(18)	(57)	(49)
Equity income (loss) from investments, net	(108)	—	(117)	132

Income from continuing operations	4,102	43,420	9,259	55,618
Income from discontinued operations, net of taxes	957	1,104	946	1,488
Gain on sale of discontinued operations, net of taxes	—	15,854	—	15,854

Net income	$5,059	$60,378	$10,205	$72,960

Earnings per share:
Basic
Income from continuing operations	$0.13	$1.25	$0.33	$1.64

Net income	$0.16	$1.74	$0.36	$2.15

Diluted
Income from continuing operations	$0.12	$1.16	$0.30	$1.52

Net income	$0.15	$1.62	$0.33	$2.00

Shares used in computing earnings per share:
Basic	31,382	34,749	28,448	33,936

Diluted	34,141	37,323	30,815	36,401

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2005

(in thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Income from continuing operations	$9,259	$55,618
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,071	4,310
Provision (benefit) for losses on accounts receivable	(388)	(267)
Minority interests	57	49
Equity (income) loss from investments, net	117	(132)
Gain on sale of assets, net	(124)	(13,224)
Deferred income taxes	—	(24,084)
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable	2,116	1,126
Unbilled accounts receivable	(173)	(1)
Prepaid expenses and other	278	(5)
Accounts payable and accrued expenses	(184)	(5,111)
Deferred revenues	790	(587)

Net cash provided by operating activities	13,819	17,692

Cash flows from investing activities:

Purchases of property and equipment	(269)	(1,388)
Acquisitions of businesses and other	(27,233)	(112,286)
Proceeds from sales of assets and other	191	14,805
Proceeds from sale of discontinued operations	—	28,135
Distribution from internet.com venture funds	148	—

Net cash used in investing activities	(27,163)	(70,734)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	30,340	—
Borrowings under credit facilities	13,000	87,998
Debt issuance costs	—	(1,357)
Repayment of borrowings under credit facility	(13,000)	(51,677)
Proceeds from exercise of stock options	5,069	7,715

Net cash provided by financing activities	35,409	42,679

Effect of exchange rates on cash	—	(200)

Cash flows provided by operating activities related to discontinued operations	1,075	631

Net increase (decrease) in cash and cash equivalents	23,140	(9,932)
Cash and cash equivalents, beginning of period	9,567	30,179

Cash and cash equivalents, end of period	$32,707	$20,247

Supplemental disclosures of cash flow:
Cash paid for income taxes	$—	$806

Cash paid for interest	$13	$245

Non-cash investing activities:
Common stock issued for acquisitions	$541	$21,611

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2005

(unaudited)

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of original information, images and research for information technology (“IT”), business and creative professionals. Jupitermedia includes JupiterImages, which serves creative professionals with over 7.0 million images online with brands like Brand X, FoodPix, Botanica, Nonstock, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, ITStockFree, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com and Animations.com. JupiterWeb, the online division of Jupitermedia, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals. Jupitermedia also includes JupiterResearch, an international research advisory organization specializing in business and technology market research in 18 business areas and 14 vertical markets.

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to conform to current period presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. STOCK BASED COMPENSATION

Jupitermedia grants stock options with an exercise price equal to or greater than the fair value of the shares at the date of grant. Jupitermedia accounts for stock option grants under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and, accordingly, recognizes no compensation expense for such grants. If Jupitermedia determined compensation cost for its stock options based on the fair value at the date of grant under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, its pro forma net income and basic and diluted earnings per share would be as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income	$5,059	$60,378	$10,205	$72,960
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(996)	(894)	(1,916)	(2,061)

Pro forma net income	$4,063	$59,484	$8,289	$70,899

Basic earnings per share
As reported	$0.16	$1.74	$0.36	$2.15

Pro forma	$0.13	$1.71	$0.29	$2.09

Diluted earnings per share
As reported	$0.15	$1.62	$0.33	$2.00

Pro forma	$0.12	$1.59	$0.27	$1.95

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Risk-free interest rate	2.93%	3.98%	2.69%	3.78%
Expected life (in years)	3	3	3	3
Dividend yield	0%	0%	0%	0%
Expected volatility	65%	54%	68%	60%

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

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for either recognition or pro forma disclosures. SFAS 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. The impact of SFAS 123R on Jupitermedia’s results of operations is not known as Jupitermedia is currently reviewing the adoption and valuation methods permitted under SFAS 123R. The adoption of SFAS 123R will not have any impact on Jupitermedia’s cash flows or liquidity.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting

Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on Jupitermedia’s consolidated financial statements.

5. COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Income from continuing operations	$4,102	$43,420	$9,259	$55,618
Income from discontinued operations, net of taxes	957	1,104	946	1,488
Gain on sale of discontinued operations, net of taxes	—	15,854	—	15,854

Net income	$5,059	$60,378	$10,205	$72,960

Basic weighted average common shares outstanding	31,382	34,749	28,448	33,936
Effect of dilutive stock options	2,759	2,574	2,367	2,465

Total basic weighted average common shares and dilutive stock options	34,141	37,323	30,815	36,401

Earnings Per Share:
Basic
Income from continuing operations	$0.13	$1.25	$0.33	$1.64
Income from discontinued operations, net of taxes	0.03	0.03	0.03	0.04
Gain on sale of discontinued operations, net of taxes	—	0.46	—	0.47

Net income	$0.16	$1.74	$0.36	$2.15

Diluted
Income from continuing operations	$0.12	$1.16	$0.30	$1.52
Income from discontinued operations, net of taxes	0.03	0.03	0.03	0.04
Gain on sale of discontinued operations, net of taxes	—	0.43	—	0.44

Net income	$0.15	$1.62	$0.33	$2.00

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Number of anti-dilutive stock options	364	860	2,499	869
Weighted average exercise price	$17.11	$18.80	$13.33	$18.78

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of Hemera Technologies Inc. on November 12, 2004, the acquisition of Dynamic Graphics Group on March 7, 2005, the acquisition of Goodshoot S.A.S. on May, 19, 2005 and the acquisition of PictureArts Corporation on July 18, 2005 (see Note 8). Jupitermedia is in the process of obtaining final third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2004
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$15,864	$(930)	$14,934
Customer lists	1,668	(352)	1,316
Web site development costs	2,710	(1,649)	1,061
Trademarks	2,635	(2,057)	578
Non-compete agreements	434	(193)	241
Other	188	(188)	—

Total	$23,499	$(5,369)	$18,130

	September 30, 2005
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$37,730	$(2,667)	$35,063
Customer lists	1,668	(535)	1,133
Web site development costs	3,302	(2,076)	1,226
Trademarks	2,911	(2,355)	556
Non-compete agreements	1,531	(488)	1,043
Other	188	(188)	—

Total	$47,330	$(8,309)	$39,021

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

Amortization expense related to intangible assets subject to amortization was $360,000 and $1.5 million for the three months and nine months ended September 30, 2004, respectively, and $1.2 million and $2.9 million for the three months and nine months ended September 30, 2005, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2005, is expected to be as follows (in thousands):

Year Ending December 31,
2005	$1,403
2006	5,307
2007	4,876
2008	4,400
2009	4,075
Thereafter	18,960

$39,021

Unamortized Intangible Assets

	December 31, 2004	September 30, 2005
Domain names	$2,809	$3,947

Total	$2,809	$3,947

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

	Online Images	Online Media	Research	Total
Balance as of January 1, 2005	$30,764	$8,571	$2,632	$41,967
Goodwill acquired during period	118,179	299	—	118,478
Purchase accounting adjustments	286	(791)	—	(505)
Goodwill disposed during period	—	(1,159)	—	(1,159)

Balance as of September 30, 2005	$149,229	$6,920	$2,632	$158,781

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of Hemera Technologies Inc. and the assets of Comstock Inc. and Megapixel.net. Goodwill disposed during the period relates to the sale of Jupitermedia’s ClickZ.com network of Web sites (See Note 8).

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income was $43,000 and $57,000 for the three and nine months ended September 30, 2004, respectively. Comprehensive income was $393,000 for the three months ended September 30, 2005 and comprehensive loss was $578,000 for the nine months ended September 30, 2005. Comprehensive income (loss) consisted of net foreign currency translation adjustments.

8. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

On March 7, 2005, Jupitermedia acquired all of the equity of Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock valued at $21.6 million when issued.

On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S. (“Goodshoot”), a French corporation, for $9.9 million in cash.

On July 18, 2005, Jupitermedia acquired PictureArts Corporation (“PictureArts”) for $63.2 million in cash, subject to certain post-closing adjustments. The acquisition includes PictureArts’ brands: Brand X Pictures, FoodPix, Botanica and Nonstock, as well as its image distribution business.

The results of Dynamic Graphics Group, Goodshoot and PictureArts have been included in the Unaudited Consolidated Condensed Financial Statements of Jupitermedia since March 7, 2005, May 19, 2005 and July 18, 2005, respectively.

The unaudited pro forma information below presents results of operations as if the acquisitions of Dynamic Graphics Group, Goodshoot and PictureArts had occurred on the first day of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues	$33,325	$35,431	$91,769	$110,722

Net income	$5,720	$56,448	$12,941	$70,829

Basic earnings per share	$0.18	$1.64	$0.45	$2.09

Diluted earnings per share	$0.17	$1.51	$0.42	$1.95

On August 5, 2005, Jupitermedia sold its Search Engine Strategies events and its ClickZ.com Network of Web sites (collectively known as “SES”) to Incisive Media plc, a London Stock Exchange listed media company, for $43.0 million in cash, subject to certain post-closing adjustments. The carrying value of the net assets of SES at the time of sale was $727,000 and the sale of SES resulted in a gain of $29.1 million, net of income taxes. As a result of the sale of the Search Engine Strategies events, the Events segment is now reflected as a discontinued operation in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the three and nine months ended September 30, 2005 were net of income taxes of $859,000. The gain on the sale of discontinued operations for the three and nine months ended September 30, 2005 were net of income taxes of $11.1 million. Prior year financial results have been presented to reflect Jupitermedia’s Events segment as a discontinued operation.

Assets and liabilities of discontinued operations were as follows (in thousands):

December 31, 2004
Current assets	$1,741
Goodwill	48

Assets of discontinued operations	$1,789

Accounts payable and accrued expenses	$731
Deferred revenues	2,160

Liabilities of discontinued operations	$2,891

9. CREDIT FACILITIES

On March 7, 2005, in connection with its acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), which provided for a $20.0 million senior term loan, of which $20.0 million was outstanding as of June 30, 2005.

On July 18, 2005, Jupitermedia entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan, as Administrative Agent and lender. The Amended and Restated Credit Agreement amended and restated the Original Credit Agreement. The Amended and Restated Credit Agreement provides for a $90.0 million senior credit facility (comprised of a $30.0 million term loan facility, a $10.0 million revolving credit facility and a $50.0 million bridge facility), and replaces the senior term loan provided under the Original Credit Agreement. The bridge loan and the term loan were fully drawn on the effective date of the Amended and Restated Credit Agreement and are not available to be re-borrowed. The revolving credit facility is available to be borrowed from time to time. The term loan and revolving credit facility are scheduled to mature on July 18, 2008. The bridge facility was scheduled to mature on January 18, 2006. At Jupitermedia’s option, loans under the facility bear interest at a rate per annum equal to (i) the Adjusted LIBO Rate, plus, with respect to the term loan and revolving credit facility, a rate between 1.50% and 2.75% per annum depending on the ratio of Jupitermedia’s consolidated debt to consolidated EBITDA (the “leverage ratio”) and, with respect to the bridge facility, 3.50% plus periodic increases or (ii) the prime rate, as announced by JPMorgan, plus, with respect to the term loan and the revolving credit facility, a rate between 0.50% and 1.75% depending on Jupitermedia’s leverage ratio, and, with respect to the bridge facility, 2.50% plus periodic increases. If an Event of Default has occurred and is continuing under the Amended and Restated Credit Agreement, Jupitermedia does not have the right to select the Adjusted LIBO Rate interest rate option. Overdue amounts of interest and principal bear interest at a rate equal to 2.0% above the rate otherwise applicable. In addition, Jupitermedia is required to pay a commitment fee at a rate between 0.25% and 0.50% per annum depending on Jupitermedia’s leverage ratio the unused portion of the lenders’ revolving loan commitments. The Amended and Restated Credit Agreement requires amortization of principal of the term loan in quarterly installments of $2.5 million, commencing on September 30, 2005 and ending on July 18, 2008, repayment of principal of the revolving credit facility on July 18, 2008 and repayment of the bridge facility on January 18, 2006. In addition, the Amended and Restated Credit Agreement requires mandatory prepayment of the term loan out of certain proceeds received by Jupitermedia or its subsidiaries from equity issuances, the incurrence of certain indebtedness and the sale of assets. Proceeds from the Amended and Restated Credit Agreement were used to refinance borrowings under the Original Credit Agreement, to finance the acquisition of PictureArts on July 18, 2005 (see Note 8), for working capital needs and general corporate purposes.

The borrowings under the bridge facility have been repaid in full. Jupitermedia used $42.0 million of proceeds from the sale of SES on August 5, 2005, to pay down the bridge facility. In addition, Jupitermedia borrowed $8.0 million under the revolving credit facility and used the proceeds to repay the remaining borrowings under the bridge facility.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants including, among others, restrictions on Jupitermedia’s ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on assets, enter into new leases, make capital expenditures, make investments or make certain permitted acquisitions in excess of $25.0 million in the aggregate. The Amended and Restated Credit Agreement also requires Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. Jupitermedia is in compliance with its debt covenants as of September 30, 2005. The Amended and Restated Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control of Jupitermedia or the occurrence of a bankruptcy or ERISA event (as defined in the Amended and Restated Credit Agreement). Upon an event of default, all amounts owing under the Amended and Restated Credit Agreement may be declared or become immediately due and payable.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by material domestic subsidiaries of Jupitermedia and are secured by substantially all of the assets of Jupitermedia and its subsidiaries.

On October 5, 2005, Jupitermedia entered into a First Amendment, Waiver and Consent, dated as of October 5, 2005 (the “Amendment”), to the Amended and Restated Credit Agreement. The Amendment provides for an increase in the amount available for borrowing under the revolving credit facility from $10.0 million to $30.0 million. Proceeds from the increased revolving credit facility will be used to financial future acquisitions, for working capital needs and for general corporate purposes.

On October 6, 2005, Jupitermedia borrowed an aggregate of $17.8 million under the revolving credit facility included in the Amended and Restated Credit Agreement. Proceeds from the loan were used to finance the acquisition of BananaStock Limited on October 13, 2005 (see Note 13).

10. SEGMENT INFORMATION

The following tables summarize the results of the segments of Jupitermedia for the three and nine months ended September 30, 2004 and 2005. Online images consists of the JupiterImages business that includes Brand X, FoodPix, Botanica, Nonstock, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot Images, ITStockFree, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com and Animations.com. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com, and Graphics.com Networks. Research represents the JupiterResearch business. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 6 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three and nine months ended September 30, 2004 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Online images	$6,797	$24,011	$15,045	$55,905
Online media	6,692	7,775	21,913	24,651
Research	2,279	2,557	6,822	7,913
Other	11	8	35	24

	15,779	34,351	43,815	88,493

Cost of revenues and operating expenses:
Online images	2,232	13,740	6,083	30,700
Online media	4,371	4,471	13,819	15,049
Research	2,185	2,239	6,611	7,196
Other	2,777	5,278	7,829	13,101

	11,565	25,728	34,342	66,046

Operating income (loss):
Online images	4,565	10,271	8,962	25,205
Online media	2,321	3,304	8,094	9,602
Research	94	318	211	717
Other	(2,766)	(5,270)	(7,794)	(13,077)

	$4,214	$8,623	$9,473	$22,447

11. INCOME TAXES

In connection with the gain on the sale of the Search Engine Strategies events and the ClickZ.com network of Web sites, Jupitermedia expects to utilize its remaining federal operating loss carryforwards and accordingly has reversed the valuation allowance of $14.1 million related to those net operating loss carryforwards during the three months ended September 30, 2005.

At September 30, 2005, Jupitermedia determined that it is more likely than not that the remaining deferred tax assets, consisting primarily of amortization and impairment of intangible assets, will be realized. As a result, Jupitermedia recorded a reversal of the valuation allowance of $23.5 million related to its remaining deferred tax assets during the three months ended September 30, 2005.

12. COMMITMENTS AND CONTINGENCIES

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

13. SUBSEQUENT EVENTS

On October 5, 2005, Jupitermedia entered into a First Amendment, Waiver and Consent, dated as of October 5, 2005 (the “Amendment”), to the Amended and Restated Credit Agreement. The Amendment provides for an increase in the amount available for borrowing under the revolving credit facility from $10.0 million to $30.0 million. Proceeds from the increased revolving credit facility will be used to finance future acquisitions, for working capital needs and for general corporate purposes.

On October 6, 2005, Jupitermedia borrowed an aggregate of $17.8 million under the revolving credit facility included in the Amended and Restated Credit Agreement. Proceeds from the loan were used to finance the acquisition of BananaStock Limited on October 13, 2005.

On October 13, 2005, Jupitermedia acquired all of the shares of BananaStock Limited for $19.0 million in cash, subject to certain post-closing adjustments. BananaStock Limited, based in Oxfordshire, United Kingdom, is a resource for royalty free digital images for business users and creative professionals.

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

Overview

We are a global provider of original online images, information and research for information technology (“IT”), business and creative professionals. Our operations are classified into three principal segments: Online images, Online media and Research.

Online images. Online images includes our JupiterImages network, which serves creative professionals with over 7.0 million images online with brands like Brand X, FoodPix, Botanica, Nonstock, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Ablestock.com, PhotoObjects.net, Goodshoot, ITStockFree, Photos.com, Clipart.com and Animations.com.

We generate our Online images revenues from paid subscriptions that provide access to our image libraries, licensing of single image downloads and sales of CD-ROMs. Our images are licensed online through our networks, through our direct sales force and through third party relationships. We also have agreements with a number of distributors of digital images and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. The principal costs of our Online images business relate to commissions paid to third party image suppliers, payroll costs for production personnel, sales and marketing personnel, technology infrastructure, lead generation fees for sales referrals and credit card processing fees.

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that are viewed by over 20 million viewers and generate over 300 million page views monthly. Online media also includes the STEP Inside Design and Dynamic Graphics magazines produced by the Dynamic Graphics Group. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects.

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

We generate our Research revenues primarily from the sale of our syndicated research products. These products deliver data and analysis via written research reports and analyst inquiry. Our syndicated research is typically sold on an annual subscription basis. We also generate revenue through the sale of our custom research product, which delivers specific research based on the needs of our customers. The results of our Research business may vary with the amount of custom research projects completed during each period.

The principal costs of our Research business relate to analyst and sales personnel and costs to acquire third party research data.

Recent Acquisitions and Dispositions

During 2004, we made three significant acquisitions. On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. (“Comstock Images”) for $20.85 million in cash (the “Comstock Acquisition”).

On July 28, 2004, we acquired the assets of the Thinkstock Images and Thinkstock Footage businesses (“Thinkstock”) from Thinkstock, LLC for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock.

On November 12, 2004, Jupitermedia acquired all of the stock of Hemera Technologies Inc. and its subsidiaries (“Hemera”) for $7.3 million in cash (the “Hemera Acquisition”).

On March 7, 2005, Jupitermedia acquired all of the equity of Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock valued at $21.6 million when issued.

On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S. (“Goodshoot”), a French corporation, for $9.9 million in cash.

On July 18, 2005, Jupitermedia acquired PictureArts Corporation (“PictureArts”) for $63.2 million in cash, subject to certain post-closing adjustments. The acquisition includes PictureArts’ brands: Brand X Pictures, FoodPix, Botanica and Nonstock, as well as its image distribution business.

On August 5, 2005, Jupitermedia sold its Search Engine Strategies events and its ClickZ.com Network of Web sites (collectively known as “SES”) to Incisive Media plc, a London Stock Exchange listed media company, for $43.0 million in cash, subject to certain post-closing adjustments.

We expect to continue to develop and expand our current offerings through internal development and, where appropriate opportunities are identified, through acquisitions to drive revenue and earnings growth.

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended September 30,		2004 vs. 2005		Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$6,797	$24,011	$17,214	253%	$15,045	$55,905	$40,860	272%
Online media	6,692	7,775	1,083	16	21,913	24,651	2,738	12
Research	2,279	2,557	278	12	6,822	7,913	1,091	16
Other	11	8	(3)	(27)	35	24	(11)	(31)

	$15,779	$34,351	$18,572	118%	$43,815	$88,493	$44,678	102%

Online images. We acquired the assets of Comstock Images on April 1, 2004, the assets of Thinkstock on July 28, 2004, the stock of Hemera on November 12, 2004, Dynamics Graphics Group on March 7, 2005, Goodshoot on May 19, 2005 and PictureArts on July 18, 2005 and therefore there are no financial results for these businesses prior to these respective dates. These acquisitions contributed $4.0 million and $6.9 million to revenues for the three and nine months ended September 30, 2004, respectively, and $20.2 million and $44.8 million for the three and nine months ended September 30, 2005, respectively. The remaining year-over-year growth for the three and nine months ended September 30, 2005, is due primarily to increased revenues from our subscription image offerings in the amount of $703,000 and $2.3 million, respectively.

The following table sets forth, for the three and nine months ended September 30, 2004 and 2005, the components of our Online images revenues (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Single images and CD-ROMs	$2,551	$16,587	$5,088	$33,557
Subscriptions	2,745	5,423	7,728	14,778
Distributors, licensing and other	1,501	2,001	2,229	7,570

Total Online images	$6,797	$24,011	$15,045	$55,905

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of our revenues and bookings for our subscription image products (dollars in thousands):

	Revenues	Subscription Bookings
March 31, 2004	$2,391	$3,017
June 30, 2004	2,592	2,948
September 30, 2004	2,745	3,388
December 31, 2004	3,129	3,986
March 31, 2005	3,957	5,098
June 30, 2005	5,398	6,019
September 30, 2005	5,423	6,074

Revenues and subscription bookings have increased due primarily to an increase in the number of subscribers, the acquisitions of Dynamic Graphics Group and Hemera and an increase in average selling price of the mix of products purchased by our customers. We expect our subscription bookings to continue to increase in the future.

Online media. We acquired Dynamic Graphics Group on March 7, 2005 and this acquisition contributed $460,000 and $1.0 million, respectively, to Online media revenues during the three and nine months ended September 30, 2005. The remaining increase in revenues during the three and nine months ended September 30, 2005 in comparison to the same periods in 2004 was due primarily to an increase in revenues from our e-commerce partners, as well as an increase in the average amount of advertising purchased by our customers.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2004	210	$29
June 30, 2004	220	29
September 30, 2004	220	24
December 31, 2004	235	28
March 31, 2005	213	26
June 30, 2005	219	32
September 30, 2005	193	29

The number of advertisers declined during the third quarter of 2005 due to the sale of the ClickZ.com network of Web sites.

Research. We have experienced continued increases in the number of active research contracts, as well as the total value of those active contracts in 2004 and into 2005 as conditions in the U.S. economy improved, as we launched several new research coverage areas and as companies once again began investing in market research. We have also seen an increase in the amount of custom research projects completed for our customers.

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts (dollars in thousands):

	Number of Active Contracts		Total Active Contract Value
Fiscal Quarter Ended	2004	2005	2004	2005
March 31	240	299	$8,236	$9,784
June 30	243	304	8,407	10,580
September 30	259	299	8,691	10,667
December 31	277	—	8,948	—

Total active contract value is defined as the total value of all active syndicated research contracts without taking into account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future.

The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2004 through the third quarter of 2005:

	Percentage of Contract Value Renewed		Percentage of Number of Contracts Renewed
Fiscal Quarter Ended	2004	2005	2004	2005
March 31	103%	116%	77%	80%
June 30	88	117%	71	60%
September 30	93	89%	70	69%
December 31	97	—	83	—

The amounts above reflect renewal activity to date. The ultimate results regarding renewals for the quarter ended September 30, 2005 will not be known until a future date due to the timing of the renewal of certain contracts. We expect the percentage of contract value renewed and the percentage of the number of contracts renewed to be greater than the results presented above for the quarter ended September 30, 2005.

Other. Other revenues represent management fees from our management of internet.com Venture Fund I LLC. Due to the liquidation and dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC and the size of internet.com Venture Fund I these revenues will continue to be negligible in the future.

Cost of revenues and gross profit

The following table sets forth, for the periods indicated, a comparison of our cost of revenues and gross profit by segment (dollars in thousands):

Cost of revenues

	Three Months Ended September 30,		2004 vs. 2005		Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$1,250	$7,277	$6,027	482%	$3,028	$17,397	$14,369	475%
Online media	2,781	2,917	136	5	8,551	9,443	892	10
Research	1,346	1,284	(62)	(5)	3,900	4,133	233	6

	$5,377	$11,478	$6,101	113%	$15,479	$30,973	$15,494	100%

Gross profit

	Three Months Ended September 30,		2004 vs. 2005		Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$5,547	$16,734	$11,187	202%	$12,017	$38,508	$26,491	220%
Online media	3,911	4,858	947	24	13,362	15,208	1,846	14
Research	933	1,273	340	36	2,922	3,780	858	29
Other	11	8	(3)	(27)	35	24	(11)	(31)

	$10,402	$22,873	$12,471	120%	$28,336	$57,520	$29,184	103%

Gross profit %

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Online images	82%	70%	87%	69%
Online media	58	62	61	62
Research	41	50	43	48
Other	100	100	100	100

	66%	67%	63%	65%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. The acquisitions of the assets of Comstock and Thinkstock and the acquisitions of Hemera, Dynamic Graphics Group, Goodshoot and PictureArts contributed $605,000 and $1.0 million to cost of revenues for the three and nine months ended September 30, 2004, respectively, and contributed $6.8 million and $15.9 million for the three and nine months ended September 30, 2005, respectively. These increases were offset by decreases in royalty expense of $239,000 and $595,000 during the three and nine months ended September 30, 2005, respectively.

The increase in gross profit for the three and nine months ended September 30, 2005 is directly attributable to the increased revenues for the respective periods. The decrease in gross profit percentage is primarily due to the acquisition of Dynamic Graphics Group, a distributor that traditionally has lower gross margins.

Online media. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. The increase in cost of revenues from 2004 to 2005 was due primarily to increased costs resulting from the acquisition of Dynamics Graphics Group that added $355,000 and $844,000 for the three and nine months ended September 30, 2005, respectively. During the three months ended September 30, 2005, the increase was offset by a decrease in payroll related costs of $207,000.

The increase in gross profit and gross profit percentage for the three months ended September 30, 2005 from the same period in 2004 was due primarily to the increase in revenues from 2004 to 2005.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Research. Cost of revenues primarily consists of payroll costs related to research analysts and costs to acquire third party research data. Cost of revenues decreased during the three months ended September 30, 2005 in comparison to 2004 due primarily to a decline in acquired data costs. Cost of revenues increased during the nine months ended September 30, 2005 in comparison to the three and nine months ended September 30, 2004 due primarily to an increase in payroll costs of $287,000 due to an increase in the number of research analysts.

The increase in gross profit and gross profit percentage for the three and nine months ended September 30, 2005 is directly attributable to the increased revenues for the respective periods.

We intend to make investments in new research coverage areas where appropriate and this may result in increased costs related to hiring personnel and acquiring data to produce our research.

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended September 30,		2004 vs. 2005		Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$694	$4,550	$3,856	556%	$2,250	$9,709	$7,459	332%
Online media	1,602	1,703	101	6	5,046	5,411	365	7
Research	735	782	47	6	2,233	2,483	250	11

	$3,031	$7,035	$4,004	132%	$9,529	$17,603	$8,074	85%

Online images. Advertising, promotion and selling expense primarily consists of payroll for sales and marketing personnel and advertising. The acquisitions of the assets of Comstock and Thinkstock and the acquisitions of Hemera, Dynamic Graphics Group, Goodshoot and PictureArts contributed $436,000 and $1.3 million to advertising, promotion and selling expenses during the three and nine months ended September 30, 2004, respectively, and contributed $4.1 million and $8.6 million for the three and nine months ended September 30, 2005, respectively. The remaining increase in advertising, promotion and selling during the three months ended September 30, 2005 primarily relates to an increase in advertising expense of $131,000. The remaining increase during the nine months ended September 30, 2005 related primarily to an increase in credit card fees of $154,000.

Online media. Advertising, promotion and selling expense primarily consists of payroll costs for sales and marketing personnel and marketing costs. The increase from 2004 to 2005 in advertising, promotion and selling expenses relates primarily to increased payroll related costs of $39,000 and $111,000 for the three and nine months ended September 30, 2005, respectively, and to the acquisition of Dynamic Graphics Group that added $116,000 and $229,000 for the three and nine months ended September 30, 2005.

Research. Advertising, promotion and selling expense primarily consists of payroll for sales and marketing personnel. These expenses increased in 2005 due primarily to an increase in payroll related costs of $31,000 and $238,000, respectively, for sales personnel in comparison to the three and nine months ended September 30, 2004.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended September 30,		2004 vs. 2005		Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Online images	$288	$1,913	$1,625	564%	$805	$3,594	$2,789	346%
Online media	(12)	(149)	(137)	1,142	222	195	(27)	(12)
Research	104	173	69	66	478	580	102	21
Other	2,288	3,383	1,095	48	5,758	8,791	3,033	53

	$2,668	$5,320	$2,666	99%	$7,263	$13,160	$5,897	81%

Online images. General and administrative expense primarily consists of payroll for administrative personnel and office related costs. The acquisitions of the assets of Comstock and Thinkstock and the acquisitions of Hemera, Dynamic Graphics Group, Goodshoot and PictureArts contributed $220,000 and $412,000 to general and administrative expense during the three and nine months ended September 30, 2004, respectively, and contributed $1.9 million and $3.4 million for the three and nine months ended September 30, 2005, respectively.

Online media. General and administrative expense primarily consists of office related costs and provisions for losses on accounts receivable. The decrease in general and administrative expenses from 2004 to 2005 was due primarily to reduced costs related to Dynamic Graphics Group.

Research. General and administrative expense primarily consists of payroll for administrative personnel, office related costs and provisions for losses on accounts receivable.

Other. General and administrative expense primarily consists of payroll costs for administrative personnel, office related costs and professional fees. The acquisitions of Dynamic Graphics Group and PictureArts added $906,000 and $1.9 million, respectively, to general and administrative costs during the three and nine months ended September 30, 2005. The remaining increase in general and administrative expenses during the three months ended September 30, 2005 relates to an increase in payroll related costs of $155,000. The remaining increase during the nine months ended September 30, 2005 relates to an increase in payroll related costs of $651,000, professional fees of $297,000 and state capital taxes of $223,000.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended September 30,		2004 vs. 2005		Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Depreciation	$129	$656	$527	409%	$594	$1,366	$772	130%
Amortization	360	1,239	879	244	1,477	2,944	1,467	99

	$489	$1,895	$1,406	288%	$2,071	$4,310	$2,239	108%

Depreciation and amortization expense increased during the three and nine months ended September 30, 2005 due primarily to the acquisitions of Hemera, Dynamic Graphics Group, Goodshoot and PictureArts. These acquisitions added $914,000 and $1.5 million to depreciation and amortization expense during the three and nine months ended September 30, 2005, respectively.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to the acquisitions of Hemera, Dynamic Graphics Group, Goodshoot and PictureArts or any acquisitions that may be completed during the remainder of 2005.

Gain on sale of assets and other, net

The following table sets forth, for the periods indicated, a comparison of our gain on sale of assets and other, net (dollars in thousands):

	Three Months Ended September 30,		2004 vs. 2005		Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Gain on sale of assets and other, net	$5	$13,265	$13,260	265,200%	$124	$13,224	$13,100	10,565%

As part of the sale of SES on August 5, 2005, we sold our ClickZ.com network of Web sites to Incisive Media plc, which resulted in a gain of $13.3 million.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2004 vs. 2005		Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%	2004	2005	$	%
Interest income	$55	$74	$19	35%	$82	$288	$206	251%
Interest expense	$(39)	$(677)	$(638)	1,636%	$(101)	$(965)	$(864)	855%

The increase in interest income for the three months ended September 30, 2005 is due primarily to higher interest rates.

The increase in interest income from 2004 to 2005 for the nine months ended September 30, was due to a higher average cash balance resulting from the completion of our follow-on public offering of common stock in May 2004 and increased cash flows and profitability along with higher interest rates.

Interest expense relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. used to partially finance the acquisitions of Dynamic Graphics Group on March 7, 2005 and of PictureArts on July 18, 2005 (see Liquidity and Capital Resources).

Provision for income taxes

In connection with the gain on the sale of the Search Engine Strategies events and the ClickZ.com network of Web sites, we expect to utilize our remaining federal operating loss carryforwards and accordingly has reversed the valuation allowance of $14.1 million related to those net operating loss carryforwards during the three months ended September 30, 2005.

At September 30, 2005, we determined that it is more likely than not that the remaining deferred tax assets, consisting primarily of amortization and impairment of intangible assets, will be realized. As a result, we recorded a reversal of the valuation allowance of $23.5 million related to our remaining deferred tax assets during the three months ended September 30, 2005.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK, which is our online media business focused on Japan.

Equity income (loss) from investments, net

Equity income represents our net equity interests in the investments in internet.com venture funds and joint ventures. As a result of the dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC during 2004, the remaining carrying value of our venture fund investments is limited to the carrying value of our investment in internet.com Venture Fund I LLC, which was $171,000 as of September 30, 2005. Equity income for the three and nine months ended September 30, 2005 relates solely to our joint ventures.

Gain on sale of discontinued operations, net of taxes

As part of the sale of SES on August 5, 2005, we sold our Search Engine Strategies events, which resulted in a gain on sale of discontinued operations of $15.9 million, net of income taxes of $11.1 million.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2004 vs. 2005
	2004	2005	$	%
Operating cash flows	$13,819	$17,692	$3,875	28%
Investing cash flows	$(27,163)	$(70,734)	$(43,571)	(160)%
Financing cash flows	$35,409	$42,679	$7,270	21%
Acquisitions of businesses and other	$(27,233)	$(112,286)	$(85,053)	(312)%
Capital expenditures	$(269)	$(1,388)	$(1,119)	(416)%

	As of		2004 vs. 2005
	December 31, 2004	September 30, 2005	$	%
Cash and cash equivalents	$30,179	$20,247	$(9,932)	(33)%
Accounts receivable, net	$13,724	$23,692	$9,968	73%
Working capital	$26,573	$2,580	$(23,993)	(90)%
Long-term debt	$—	$26,322	$26,332	N/M

Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in September 1999, February 2000 and May 2004, respectively. Cash decreased in 2005 primarily due to the acquisition of Dynamic Graphics Group, which resulted in a cash payment of $38.2 million, the acquisition of Goodshoot, which resulted in a cash payment of $9.9 million and the acquisition of PictureArts, which resulted in a cash payment of $63.2 million. This decrease was partially offset by a $30.0 million term loan and borrowings of $8.0 million under a $10.0 million revolving credit facility obtained in connection with the acquisitions of Dynamic Graphics and PictureArts, cash proceeds from sale of SES of $42.0 million, net of $1.0 million held in escrow, along with cash inflows from operating activities of $18.1 million.

Cash provided by operating activities increased in 2005 due primarily to increases in our income from continuing operations offset by increases in accounts receivable and prepaid expenses as well as decreases in accounts payable and accrued expenses. In 2005, accounts receivable increased primarily due to the increased distribution sales for our Online images business as a result of acquisitions.

The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2005 increased from cash used in 2004 primarily due to the acquisitions of Dynamic Graphics Group and PictureArts.

As part of the acquisition of ArtToday, Inc., we were required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based on the results of ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003 and from January 1, 2004 to June 30, 2004, the seller, International Microcomputer Software, Inc. (“IMSI”), was paid $1.0 million in February 2004 and $1.0 million in August 2004, which represents the maximum amount that could have been earned for those earn-out periods. Based upon the results of ArtToday, Inc. for the period from July 1, 2004 to June 30, 2005, IMSI was paid $2.0 million during the third quarter of 2005. There are no further payments due related to this acquisition.

Cash provided from financing activities in 2005 relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. obtained in connection with the acquisitions of Dynamic Graphics Group and PictureArts, as well as proceeds received from the exercise of employee stock options.

On March 7, 2005, in connection with its acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), which provided for a $20.0 million senior term loan, of which $20.0 million was outstanding as of June 30, 2005.

On July 18, 2005, Jupitermedia entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan, as Administrative Agent and lender. The Amended and Restated Credit Agreement amended and restated the Original Credit Agreement. The Amended and Restated Credit Agreement provides for a $90.0 million senior credit facility (comprised of a $30.0 million term loan facility, a $10.0 million revolving credit facility and a $50.0 million bridge facility), and replaces the senior term loan provided under the Original Credit Agreement. The bridge loan and the term loan were fully drawn on the effective date of the Amended and Restated Credit Agreement and are not available to be re-borrowed. The revolving credit facility is available to be borrowed from time to time. The term loan and revolving credit facility are scheduled to mature on July 18, 2008. The bridge facility was scheduled to mature on January 18,

2006. At Jupitermedia’s option, loans under the facility bear interest at a rate per annum equal to (i) the Adjusted LIBO Rate, plus, with respect to the term loan and revolving credit facility, a rate between 1.50% and 2.75% per annum depending on the ratio of Jupitermedia’s consolidated debt to consolidated EBITDA (the “leverage ratio”) and, with respect to the bridge facility, 3.50% plus periodic increases or (ii) the prime rate, as announced by JPMorgan, plus, with respect to the term loan and the revolving credit facility, a rate between 0.50% and 1.75% depending on Jupitermedia’s leverage ratio, and, with respect to the bridge facility, 2.50% plus periodic increases. If an Event of Default has occurred and is continuing under the Amended and Restated Credit Agreement, Jupitermedia does not have the right to select the Adjusted LIBO Rate interest rate option. Overdue amounts of interest and principal bear interest at a rate equal to 2.0% above the rate otherwise applicable. In addition, Jupitermedia is required to pay a commitment fee at a rate between 0.25% and 0.50% per annum depending on Jupitermedia’s leverage ratio the unused portion of the lenders’ revolving loan commitments. The Amended and Restated Credit Agreement requires amortization of principal of the term loan in quarterly installments of $2.5 million, commencing on September 30, 2005 and ending on July 18, 2008, repayment of principal of the revolving credit facility on July 18, 2008 and repayment of the bridge facility on January 18, 2006. In addition, the Amended and Restated Credit Agreement requires mandatory prepayment of the term loan out of certain proceeds received by Jupitermedia or its subsidiaries from equity issuances, the incurrence of certain indebtedness and the sale of assets. Proceeds from the Amended and Restated Credit Agreement were used to refinance borrowings under the Original Credit Agreement, to finance the acquisition of PictureArts on July 18, 2005, for working capital needs and general corporate purposes.

The borrowings under the bridge facility have been repaid in full. Jupitermedia used $42.0 million of proceeds from the sale of SES on August 5, 2005, to pay down the bridge facility. In addition, Jupitermedia borrowed $8.0 million under the revolving credit facility and used the proceeds to repay the remaining borrowings under the bridge facility.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants including, among others, restrictions on Jupitermedia’s ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on assets, enter into new leases, make capital expenditures, make investments or make certain permitted acquisitions in excess of $25.0 million in the aggregate. The Amended and Restated Credit Agreement also requires Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. Jupitermedia is in compliance with its debt covenants as of September 30, 2005. The Amended and Restated Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control of Jupitermedia or the occurrence of a bankruptcy or ERISA event (as defined in the Amended and Restated Credit Agreement). Upon an event of default, all amounts owing under the Amended and Restated Credit Agreement may be declared or become immediately due and payable.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by material domestic subsidiaries of Jupitermedia and are secured by substantially all of the assets of Jupitermedia and its subsidiaries.

On October 5, 2005, Jupitermedia entered into a First Amendment, Waiver and Consent, dated as of October 5, 2005 (the “Amendment”), to the Amended and Restated Credit Agreement. The Amendment provides for an increase in the amount available for borrowing under the revolving credit facility from $10.0 million to $30.0 million. Proceeds from the increased revolving credit facility will be used to financial future acquisitions, for working capital needs and for general corporate purposes.

On October 6, 2005, Jupitermedia borrowed an aggregate of $17.8 million under the revolving credit facility included in the Amended and Restated Credit Agreement. Proceeds from the loan were used to finance the acquisition of BananaStock Limited on October 13, 2005.

On October 13, 2005, Jupitermedia acquired all of the shares of BananaStock Limited for $19.0 million in cash, subject to certain post-closing adjustments. BananaStock Limited, based in Oxfordshire, United Kingdom, is a resource for royalty free digital images for business users and creative professionals.

On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S., a French corporation, for $9.9 million in cash.

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

Our existing cash and investment balances may decline during the remainder of 2005 in the event of a downturn in the general economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on Jupitermedia’s consolidated financial statements.

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

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. This fund invested in early-stage content-based Internet properties that are not competitive with our business. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I was sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $171,000 as of September 30, 2005.

Our transactions are generally conducted in United States dollars and as of September 30, 2005, 74% of our cash is held in accounts that are denominated in United States currency.

Item 4. Controls and Procedures

Jupitermedia management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15 of the Securities Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be to be disclosed by the Jupitermedia in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Jupitermedia’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Jupitermedia’s internal control over financial reporting.

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

Item 1A.

RISK FACTORS

Jupitermedia’s Risk Factors were updated and revised as part of its Registration Statement on Form S-3 filed September 7, 2005, as amended (the “Registration Statement”). The Risk Factors set forth in the Registration Statement are hereby incorporated by reference.

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

Exhibit Number	Description
3.1*	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2**	Registrant’s Bylaws

10.1***	Stock Purchase Agreement, dated as of June 30, 2005, by and among JupiterImages Corporation, Jeffrey Burke and Lorraine Triolo

10.2****	Amended and Restated Credit Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, and such other financial institutions as may from time to time become party thereto as lenders

10.3****	Amended and Restated Guaranty Agreement, dated July 18, 2005, by and among Jupitermedia Corporation’s material subsidiaries party thereto as guarantors in favor of JP Morgan Chase Bank, N.A., as administrative agent

10.4****	Amended and Restated Security Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, the material subsidiaries party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.5****	Amended and Restated Pledge Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, the material subsidiaries party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.6*****	Asset Purchase Agreement, dated as of August 2, 2005, by and between Jupitermedia Corporation and Incisive Media plc

11	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated financial statements)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
**	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.
***	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2005.
****	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 20, 2005.
*****	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 2, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Christopher J. Baudouin
Christopher J. Baudouin
Executive Vice President and Chief Financial Officer