Form 10-K
period 2005-12-31
JUPITERMEDIA CORP
filed 2006-03-16
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $371,012,931.

The number of shares of the outstanding registrant’s Common Stock as of March 13, 2006 was 35,087,037.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

Jupitermedia Corporation

Annual Report on Form 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example, the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia’s future revenues, expenses, cash flows and stock price; Jupitermedia’s ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia’s ability to protect its intellectual property; and Jupitermedia’s dependence on a limited number of advertisers. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia’s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and Jupitermedia assumes no obligation to update the forward-looking statements after the date hereof.

Part I

ITEM 1. BUSINESS

Overview

Jupitermedia is a leading global provider of images, original online information and research for information technology (“IT”), business and creative professionals. We provide access to one of the largest online image libraries and develop and disseminate vertically focused, original content, all of which provide our users with the knowledge and tools that they need to accomplish their day-to-day job functions. We deliver our content through a number of our proprietary channels, including our extensive online images networks, our online media networks and our proprietary research business.

We operate three interrelated and complementary businesses through some of the most well known brands targeted at IT, business and creative professionals:

•	Jupiterimages, our online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Brand X, FoodPix, Botanica, Nonstock, The Beauty Archive, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com and AnimationFactory.com; and

•	JupiterWeb, our online media business, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for software and Web developers; and Graphics.com for creative professionals; and

•	JupiterResearch, our market research and consulting business, is a leading international market research and advisory business specializing in business and technology market research.

We have developed and branded these businesses in a manner that enables us to cross-leverage and cross-promote the content and users of each. For example, many of the users of our online media networks also subscribe to our research and utilize our images products. Similarly, many of our research clients use our online networks.

Our Strategy

Our objective is to strengthen our position as a leading provider of images, original online information and research for IT, business and creative professionals. We intend to achieve this objective by continuing to execute on the following strategies:

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our images, original content and research available for our users, clients and customers. We expect to continue to identify emerging technologies and topics of interest and then create images, original content and research for those topics through internal development and strategic acquisitions. We expect to continue to develop additional revenue sources through the launch of new images, content areas and research coverage topics.

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and we expect to continue to pursue strategic acquisition opportunities to strengthen our offerings and services. We may also acquire images and graphics related properties, and IT and Internet related media properties to obtain valuable content, images, brands, expertise and access to new users, advertisers and vendors. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions other than those that have been reported by us from time to time in our filings made pursuant to the Securities Exchange Act of 1934. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate other image and media properties that are complementary to our business. Our acquisitions of Dynamic Graphics Group, Goodshoot, PictureArts, Bananastock, PR Direct, Agence Images, Bigshot Media and Animation Factory in 2005 are complementary to our other online properties and have expanded and diversified our revenue sources.

Identify and Define Emerging Technologies and New Business Opportunities. We continually search for emerging technologies and topics that are of interest to IT, business and creative professionals. We believe that our creative and entrepreneurial culture enables us to identify technology and business shifts before these changes are apparent to most of our users and competitors.

Leverage Our Interrelated and Complementary Business Segments. We operate in three interrelated and complementary business segments. We will continue to cross-leverage and cross-promote our various products and service offerings among the users of our online networks and our image and research offerings.

Segments

We operate in three business segments under the following brands:

Segment	Brand	Description
• Online images	• JupiterImages	• Jupiterimages is one of the leading images companies in the world with over 7.0 million images online serving creative professionals.

• Online media	• JupiterWeb

•       JupiterWeb consists of our internet.com, EarthWeb.com, DevX.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that, as of January 2006, generated over 300 million page views monthly.

• Research	• JupiterResearch	• JupiterResearch provides business and technology market insight, data and objective analysis for both end-user and vendor companies.

Segment financial data for the years ended December 31, 2003 through 2005 appears in the Notes to the Consolidated Financial Statements.

Online Images

Jupiterimages, our online business, is one of the leading images companies in the world with over 7.0 million images online serving professions with brands like BananaStock, Brand X, FoodPix, Botanica, Nonstock, The Beauty Archive, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com and AnimationFactory.com. We believe that Clipart.com is the largest paid subscription-based graphics resource on the Web with over 6.0 million clipart images, animations, photos, fonts and sounds.

We generate our Online images revenues from paid subscriptions that provide access to our image libraries, licensing of single image downloads and sale of CD-ROMs. Our images are licensed online through our networks, through our direct sales force and through third party relationships. We also have agreements with a number of distributors of digital images and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. We also license a portion of our images to third parties for royalties based on the licensee’s revenues generated by the licensed images.

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

We generate our Online media revenues primarily from advertising sold on our Web sites, e-mail newsletters and online discussion forums. We typically provide guarantees of a minimum number of advertising impressions or times that users of our Web sites and related media properties view an advertisement. Revenues from advertising on our Online media networks were 51%, 38% and 20% of consolidated revenues for the years ended December 31, 2003, 2004 and 2005, respectively.

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

E-commerce Agreements. We enter into a number of e-commerce agreements, which generally provide for a fixed advertising fee. E-commerce agreements typically are a minimum of three months in duration.

Webinars. We offer JupiterWebinars, which are objective, educational online forums that provide focused research findings and analysis from our JupiterResearch business and from other notable analysts, journalists and industry experts. JupiterWebinars are free to qualified professionals. We generate revenue from advertiser sponsorships.

Paid Subscription Services. We offer paid subscription services to our customers for our e-mail newsletters and services TheCounter.com, TheGuestbook.com, WinDrivers.com and DevXPremierClub. These subscription services are sold through our own networks and through third party relationships.

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

Syndicated Research. Syndicated research delivers data and original and proprietary analysis through both written research reports and analyst inquiry. Reports include forecasts and survey data to understand consumers’ behaviors and preferences, as well as how executives are investing in particular technologies and platforms. Analyst inquiry allows companies to look into a given subject one-on-one, to test ideas and to add objective insight for specific industries and online circumstances. Syndicated research is typically sold on a subscription basis, either as a package of all research and reports covering our primary business areas or on a selective, area-by-area or market-by market basis. Our research coverage areas include over 30 business areas and vertical markets as follows:

Primary Business Areas—United States

Personal Technologies & Access

• Broadband

• Home Theater

• Personal Computer & Console Games

• Personal Technology

• Wi-Fi Mobility

Marketing & Advertising

• Email Marketing

• Next—Generation Marketing

• Advertising & Branding

• Online Behavior & Demographics

• SMB Marketing

Media

• Music

• News & Information

• Online Media & Programming

• Television & Filmed Entertainment

Web Technologies & Operations

• Customer Service & Support

• Payments & Transactions

• Site Technologies & Operations

Primary Business Areas—Europe

• Broadband & VoIP	• Digital Home

• Commerce	• Market Forecasts

• Content & Programming	• Marketing & Advertising

• Country Focus	• Wireless

Vertical Industry Research

• Automotive	• Microsoft Monitor

• Financial Services	• Retail

• Health	• Travel

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

Venture Fund Investments

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. We were the portfolio manager of, and an investor in, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, or Fund III, a $75.0 million venture fund formed in January 2000. All of these funds invested in early-stage content-based Internet properties that are not competitive with our business. In February 2003, the operating agreement of Fund II was amended to provide for the dissolution of the fund and distribution of the fund’s assets following year-end 2003. In October 2002, the operating agreement of Fund III was amended to reduce Fund III’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund’s assets following year-end 2003. Both Fund II and Fund III were dissolved in December of 2004 and final distributions were made following such dissolutions. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I were sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $57,000 as of December 31, 2005.

Through I-Venture Management LLC, we earn management fees for the day-to-day operation and general management of Fund I. In addition, through I-Venture Management LLC, we are entitled to up to 20% of the realized gains on investments made by Fund I, after an 8% per annum preferred return to investors. Due to the liquidation and dissolution of Fund II and Fund III and the size of Fund I, these fees will be negligible in the future.

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

Our Web site address is http://www.jupitermedia.com. We make available free of charge, through a link on our Web site to the Securities and Exchange Commission’s (“SEC”) Internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Marketing and Sales

Our marketing efforts are directed largely at acquiring image, advertising and research clients and subscribers to our paid subscription products.

We employ a combination of online and offline advertising and promotional campaigns to promote our content offerings and services to our users, advertisers and vendors. User advertising includes cross-promotion on our networks, advertising in trade publications and promotional links from Web sites that attract demographically similar audiences. We use public relations, user groups, and speaking engagements to generate publicity for our products and services. We also use print advertising in various industry related trade publications, highly targeted traditional direct mail campaigns by mailing postcards and/or brochures to select lists in targeted geographic areas.

We sell most of our Online images, Online media and Research products through separate direct sales forces. Our U.S. sales forces operate from our New York, McLean, Peoria, South Pasadena, San Francisco and Darien offices, and we also maintain local representatives in various locations throughout the United States. Our Online images direct sales force also operates from our offices in the U.K., France, Germany and Australia. We also have sales employees and sales representatives in Canada and a number of European countries. Sales employees receive a base salary and are eligible for commissions based on sales and revenue goals. Sales representatives receive commissions based on a percentage of sales. Our Online images products are also sold on our Web sites.

Geographic Financial Information

The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues by geographic region:

	2003	2004	2005
United States of America	95%	95%	85%
International	5	5	15

	100%	100%	100%

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

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are still evolving. As a result, we cannot assure the future viability or value of our proprietary rights. We might not have taken adequate steps to prevent the misappropriation or infringement of our intellectual property. Any such infringement or misappropriation, should it occur, might harm our business, results of operations and financial condition. In addition, we may have to file lawsuits in the future to perfect or enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These lawsuits could result in substantial costs and divert our resources and the attention of our management. As a result, our business, results of operations, financial condition and cash flows would suffer.

Our business activities may infringe upon the rights of others, and other parties might assert legal claims against us. From time to time, we have been, and expect to continue to be, subject to claims in the ordinary course of our business including claims of alleged infringement of the trademarks, service marks, content, copyright, images, issues related to model or property releases for images that we license and other rights of third parties. If similar claims are made against us in the future, those claims and any resultant litigation might subject us to liability for damages, result in invalidation of our proprietary rights and, even if not meritorious, could be time consuming and expensive to defend and could result in the diversion of our resources and the attention of our management. As a result, our business, results of operations, financial condition and cash flows would suffer.

We generally obtain ownership of our content, images and some of our technology from our employees or pursuant to work-for-hire arrangements. We also license technology, content and images from third parties. In such license arrangements, we generally obtain representations as to the origin and ownership of such content, images and technology and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that such content, images or technology violates the rights of another. We cannot be sure that these third party content, images and technology protections will be effective or sufficient or that we will be able to maintain such content, images or technology on commercially reasonable terms. As a result, our business, results of operations, financial condition and cash flows would suffer.

We have licensed in the past, and expect to license in the future, proprietary rights, such as trademarks, brands or copyrighted material, to third parties. While we attempt to ensure that the quality of our content, software and brands are maintained by such licensees, we cannot be sure that such licensees will not take actions that might decrease the value of our trademarks, brands or rights or copyrighted material, which would harm our business, prospects, financial condition, results of operations and cash flows.

We indemnify certain customers from claims related to alleged infringements of the intellectual property rights of third parties, such as claims arising from a photographer’s failure to secure model or property releases for an image we license. The standard terms of these indemnities require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other image providers to secure all necessary model or property releases prior to submitting any images to us, and by requiring them to indemnify us in the event a claim arises in relation to an image they have provided.

Domain Names

We own numerous domain name registrations, both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and internationally is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for registering or maintaining domain names. As a result, we might not be able to acquire or maintain comparable domain names in all the countries in which we conduct business or prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. As a result, our business, results of operations, financial condition and cash flows could suffer.

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

The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues derived from the 20 largest customers in each segment. One customer accounted for 14% of our Online media revenues in 2005. No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

	2003	2004	2005
Online images	—%	—%	—%
Online media	48	54	54
Research	36	22	27
All segments combined	35	25	16

If we were to lose one or more of our significant customers, our future financial results could be negatively affected.

Backlog

The following is a summary of our backlog for each of our segments as of December 31, 2004 and 2005 (in thousands):

	December 31,
	2004	2005
Online images	$4,490	$10,239
Online media	4,671	3,377
Research	6,372	7,272

	$15,533	$20,888

Our Online images backlog consists primarily of subscriptions to certain of our Jupiterimages products. Our Online media backlog consists of commitments for advertising, opt-in e-mail, list rental, e-commerce and licensing arrangements on our networks and subscriptions to our paid subscription services. Our Research backlog consists of subscriptions to our research products.

Substantially all of our backlog as of December 31, 2005 will be recognized as revenue in 2006.

Competition

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

Employees

The following is a summary of our employees by segment as of December 31, 2004 and 2005:

	December 31, 2004	December 31, 2005
Online images	84	381
Online media	129	115
Research	69	67
Other	37	54
Discontinued operations	20	22

	339	639

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THE FOLLOWING RISKS, AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

Risks Related to Our Business

We may not successfully develop or acquire new and quality images which may inhibit the growth of our online images business.

The growth of our online images business depends in part upon our ability to provide our customers ready access to a large database of quality clipart, photos, animations and other images and content. Although our strategy is to continue to improve and increase the quality and number of our online images, we may not be able to develop or acquire new and quality content due to intense competition, lack of availability or other factors. Furthermore, the growth of our content and its overall quality may not keep pace with that of our competitors or the needs of our customers. Even if we are able to develop or acquire new content, we may not be able to successfully integrate that content into our existing inventory and systems. Failure to develop or acquire and successfully integrate new and quality content could inhibit the growth and success of our online images business.

We have a limited history operating our combined businesses which could result in business decisions that may harm our operations and cause our stock price to fluctuate or decline.

We have a limited history operating our combined businesses, which makes it difficult to predict future revenues and operating expenses. The JupiterImages business was not initially integrated into our business until June 2003. We continue to integrate recent acquisitions within our JupiterImage business, including the acquisition of Creatas, LLC on March 7, 2005, Goodshoot S.A.S. on May 18, 2005, PictureArts Corporation on July 18, 2005, Bananastock Limited on October 13, 2005 and Animation Factory on December 23, 2005. Accordingly, the past performance of these businesses and our company as a whole on a combined basis may not be indicative of the future performance of these businesses or our company as a whole under current management. Furthermore, our management has limited experience operating the JupiterImages business, as well as our combined businesses as a whole. This limited operating experience could require additional management resources, and may disadvantage us in relation to competitors with more experienced management in these industry segments. Such factors could result in increased expenses, reduced revenues and loss of market share, any of which could cause our stock price to fluctuate or decline.

We may fail to identify or successfully acquire businesses, content and images that would otherwise enhance our product offerings to our customers and users, and as a result our revenue may decrease or fail to grow.

We have acquired and intend to continue to acquire, where appropriate opportunities arise, businesses, content and images as a key component of our growth strategy. We may not be successful in identifying, appropriate acquisition opportunities and, as a result, our growth strategy could be adversely affected. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of the acquisition successfully or finance the transaction. In order to finance any strategic acquisitions, one or more of which may be very significant to our company, we may have to incur additional indebtedness, use our existing cash or credit facilities and/or issue securities. We may be unable to obtain adequate financing for acquisitions on terms and conditions acceptable to us. In order to finance acquisitions, we may sell equity securities at a discount to our common stock’s market value. Any issuance of equity securities may result in substantial dilution to existing stockholders, which may be increased as a result of any discount to our common stock’s market price. Any future acquisition or investment may result in amortization expenses related to intangible assets. If the market price for acquisition targets increases, or if we fail to acquire desired targets for this or any other reason, our business may fail to grow at historical rates or at all, and as a result our stock price could fluctuate or decline.

We may fail to successfully integrate or achieve expected synergies from recent or future acquisitions, which could result in increased expenses, diversion of management’s time and resources and a reduction in expected revenues, any of which could cause our stock price to fluctuate or decline.

We have recently acquired new businesses, content and images, in particular for our JupiterImages business, and expect to continue to make acquisitions in the future. With respect to recent and any future acquisitions, we may fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our work force. The process of integration could take a significant period of time and will require the dedication of management and other resources, which may distract management’s attention from our other operations. If we make acquisitions outside of our core businesses, assimilating the acquired technology, services or products into our operations could be difficult and costly. Our inability to successfully integrate any acquired company, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth, and as a result our stock price could fluctuate or decline.

Given the tenure and experience of our CEO and President, and their guiding roles in developing our business and growth strategy since our inception, our growth may be inhibited or our operations may be impaired if we were to lose the services of either of them.

Our growth and success depends to a significant extent on our ability to retain Alan M. Meckler, our Chairman and Chief Executive Officer, and Christopher S. Cardell, our President and Chief Operating Officer. These persons have developed, engineered and stewarded the growth and operation of our business since its inception. The loss of the services of either of these persons could inhibit our growth or impair our operations and cause our stock price to decline.

Our CEO, President and other employees with specialized knowledge and expertise in the operation of one or more of our businesses could use that knowledge and expertise to compete against us, which could reduce our market share.

We do not have a non-competition agreement with Mr. Meckler or Mr. Cardell, or with any other member of management or any of our sales or technical personnel. As a result, we may not have any recourse if one or more of them were to terminate their employment and join a competitor or start up a competing venture. Competition from key employees or a defection by one or more of them to a competitor could harm our business and results of operations by strengthening our competitors and, as a result, reducing our market share and revenues.

Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. We believe that our online media revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, IT professionals, business professionals and creative professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period. Finally, we have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of Animation Factory on December 23, 2005, Bananastock Limited on October 13, 2005, PictureArts Corporation on July 18, 2005, Goodshoot S.A.S. on May 18, 2005, Creatas, LLC on March 7, 2005, Hemera Technologies, Inc. on November 12, 2004, Thinkstock Images and Thinkstock Footgage on July 28, 2004 and Comstock Images on April 1, 2004. Any future acquisitions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

Our online media revenues, which represented 26.5% of our total revenues for the year ended December 31, 2005, have decreased in two of the past four years and could decrease in future periods, and as a result our stock price could fluctuate or decline.

For the years ended December 31, 2004 and 2005, we derived 48.4% and 26.5%, respectively, of our revenues from our online media business. Our online media business represents the second largest segment of our business. Revenues from our online media business were $37.5 million, $27.2 million, $25.0 million, $30.0 million and $33.1 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively, representing a compound annual average decrease of 18.3% per year for 2001, 2002 and 2003 and a compound annual average increase of 15% per year for 2004 and 2005. Online media revenues decreased in 2001 and 2002 due to the general downturn in the U.S. economy and weakness in corporate spending for technology. This resulted in a decrease in technology advertising and marketing, which is the primary source of our online media revenues, and we experienced a significant decrease in the number of advertisers in each of 2002 and 2003 over the prior year. A future downturn in online advertising spending, technology spending or the U.S. economy generally could result in a decline in the number of our advertisers and our online media revenues in future periods. Revenues from our online media business also decreased in 2002 and 2003 as a result of a significant decrease in barter revenue. Barter represents non-cash transactions where we deliver advertisements on our networks in exchange for services of other companies, primarily advertisements on their Web sites or in their publications. We do not expect to generate significant revenues from barter in future periods.

Our online media revenues were $30.0 million and $33.1 million, respectively, for the years ended December 31, 2004 and 2005, respectively, representing a 20.1% and 10.3% increase, respectively, from the same periods in the prior year. However, due to the risks described above as well as other risk factors highlighted in this prospectus, our online media revenues may decrease in future periods or may not experience growth. Any decrease in our online media revenues or any failure to meet our total revenue objectives could result in a decrease or fluctuations in our stock price.

Because a limited number of advertisers constitute a significant portion of our revenues, our revenues could decline significantly if one or more of these advertisers were to cease advertising with us.

For the year ended December 31, 2005, our top 20 advertisers accounted for 54% of our online media revenues. We expect that a limited number of advertisers will continue to account for a significant portion of our revenues. Moreover, we typically sell advertisements under purchase order agreements. Generally, these agreements are subject to cancellation by our advertisers with no minimum notice requirement. From time to time, our content may focus on areas that some of our advertisers find contrary to their commercial interests. In the event that this occurs, an advertiser may choose to reduce or terminate their commercial relationship with us. If we lose one or more of the advertisers that represent a material portion of the revenues we have generated to date, our business, results of operations and financial condition would suffer. In addition, if a significant advertiser fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and our stock price could decline.

Our business may suffer if we are unable to maintain or enhance awareness of our brands or if we incur excessive expenses attempting to promote our brands.

Promoting and strengthening the JupiterImages, JupiterWeb, internet.com, EarthWeb.com, DevX.com and JupiterResearch brands is critical to our efforts to attract and retain users of our online media networks, advertisers, customers and clients for our content and research products, and to increase attendance at our events. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

We have generated significant losses since inception and may not report positive net income in the future.

We had net losses of $511,000 for the year ended December 31, 2002, net income of $1.4 million for the year ended December 31, 2003, net income of $15.7 million for the year ended December 31, 2004 and net income of $78.4 million for the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of $45.3 million. 2003 was the first year in which we achieved profitability on an annual basis to date. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $23.5 million for the year ended December 31, 2004 and $44.2 million for the year ended December 31, 2005. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and these fluctuations could affect the market price of our common stock.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had $239.4 million of goodwill and net intangible assets as of December 31, 2005. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

Our operations are dependent on our communications systems and computer hardware, most of which is located in a data center operated by Qwest Communications, Inc. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted, and could cause our stock price to fluctuate or decline. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

System failures and other events may prohibit users from accessing our networks or Web sites, which could reduce traffic on our networks or Web sites and result in decreased capacity for advertising space.

Our networks and Web sites must accommodate a high volume of traffic and deliver frequently updated information. They have in the past experienced, and may in the future experience, slower response times or decreased traffic for a variety of reasons. Since we became a public company in 1999, there have been instances where our online networks as a whole, or our Web sites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third party Internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches. We also depend on information providers to provide information and data feeds on a timely basis. Some of the services in our networks or Web sites could experience temporary interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers and online service providers for access to our online networks or Web sites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our online networks or Web sites. Any of these problems could result in less traffic to our networks or Web sites or harm the perception of our networks or Web sites as reliable sources of information. Less traffic on our networks and Web sites or periodic interruptions in service could have the effect of reducing demand for advertising on our networks or Web sites, thereby reducing our advertising revenues.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable.

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our Web sites against hackers. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our online networks is critical to servicing our clients and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our clients to discontinue purchasing our products and services and/or prevent or deter our users from accessing our networks.

Our intellectual property is important to our business, and our failure to protect that intellectual property could result in increased expenses and adversely affect our future growth and success.

Trademarks, copyrights, domain names and other proprietary rights are important to our success and competitive position. Our failure to protect our existing intellectual property rights may result in the loss of exclusivity or the right to use our content and technologies. If we do not adequately ensure our freedom to use certain content and technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be enjoined from using this intellectual property.

We seek protection of our digital images, editorial content, logos, brands, domain names and software relating to our businesses, including the registration of our trademarks, service marks and copyrights both in the United States and in foreign countries. However, our actions may be inadequate to protect our trademarks, copyrights, domain names and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our services or make them available through the Internet. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property rights by filing unauthorized trademark applications in foreign countries to register our marks. It is also difficult and costly for us to police unauthorized use of our proprietary rights and information, particularly in foreign countries. We may not have, in all cases, conducted formal evaluations to confirm that our technology and products do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology and products and services do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and sales of our products and services could suffer.

Although we generally obtain our content, including images for our JupiterImages business, from our employees or through work-for-hire arrangements, we also license content from third parties. In these license arrangements, we generally obtain representations as to origin and ownership of this content and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that this content violates the rights of another. However, we cannot be sure that these protections will be effective or sufficient or that we will be able to maintain our content on commercially reasonable terms.

In seeking to protect our trademarks, copyrights and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources, which could result in increased expenses and operating losses, any of which could cause our stock price to fluctuate or decline.

Our research business revenues and growth could suffer if we prove unable to anticipate market trends or if we fail to provide information that is useful to our clients.

The success of our JupiterResearch business, which accounted for 23.5% of our consolidated revenues for the year ended December 31, 2003, 15.0% of our consolidated revenues for the year ended December 31, 2004 and 8.7% of consolidated revenues for the year ended December 31, 2005, depends in large part on our ability to anticipate, research and analyze rapidly changing technologies and industries and on our ability to provide this information in a timely and cost-effective manner. If we are unable to continue to provide credible and reliable information that is useful to companies, our business and financial results may suffer.

Our research products and services focus on information technology and the Internet. The Internet is undergoing frequent and dramatic changes, including the introduction of new products and the obsolescence of others, shifting business strategies and revenue models, changing legal and regulatory environments, the formation of numerous new companies and high rates of growth. Because of these rapid and continuous changes in the Internet markets, we face significant challenges in providing timely analysis and advice. Many of the industries and areas on which we focus are relatively new, and it is very difficult to provide predictions and projections as to the future marketplace, revenue models and competitive factors. In addition, many companies have not embraced the use of the Internet as a medium and are unclear as to how to allocate corporate resources effectively. As a result, some companies may conclude that our research products are not useful to their businesses. Further, the need to continually update our research requires the commitment of substantial financial and personnel resources.

If our predictions or projections prove to be wrong, if we are unable to continually update our information, or if companies do not agree with our analysis of market trends and the areas on which we choose to focus, our reputation may suffer and demand for our research products and services may decline.

If we fail to maintain an effective direct sales force, our revenues could decline significantly.

We depend primarily on our direct sales force to sell advertising on our online networks as well as for the sales of our research products. We also depend on our sales force to license images and to enter into e-commerce agreements. This dependence involves a number of risks, including:

•	the need to increase the size of our direct sales force;

•	the need to hire, retain, integrate and motivate additional sales and sales support personnel;

•	lack of experience of our new sales personnel; and

•	competition from other companies in hiring and retaining sales personnel.

Our revenues could decline if we fail to maintain an effective direct sales force, and as a result our stock price could decline.

Intense competition in each of our businesses could reduce our market share, which could result in a decrease in revenue.

The market for visual content and related products and services is highly competitive. We believe that the principal competitive factors are: name recognition; company reputation; the quality, relevance and diversity of the images in a company’s collections; the quality of contributing photographers, filmmakers and other imagery providers under contract with a company; maintenance of existing, and establishment of new, relationships with image distributors; effective use of current and emerging technology; customer service; pricing policies and practices; accessibility of imagery; and speed and ease of search and fulfillment. Some of our existing and potential competitors may have or may develop products, services or technology superior to ours, or other competitive advantages. If we are not able to compete effectively, or if a significant image provider or distributor were to terminate or fail to renew an agreement with us, we could lose market share, which could have an adverse effect on our revenues and operating results. Our current and potential competitors include: other general visual content providers such as Getty Images, Inc. and Corbis Corporation; specialized visual content companies that are well established in their local, content or product-specific market segments; stock film footage businesses such as Corbis Motion; and commissioned photographers. There are also many of small stock photography and film footage agencies and image content aggregators and distributors throughout the world.

The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. We compete with other companies, which direct a portion of their overall Web content at the IT and Internet professional community, such as CNET, Inc., CMP Media Inc., International Data Group, Open Source Development Network, Inc. and Ziff-Davis, Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media.

In the market for research products and services, our principal competitors are Forrester Research, Inc., Gartner Inc. and IDC, a subsidiary of International Data Group. Numerous other companies, however, compete with us both domestically and internationally in providing research and analysis related to a specific industry or geographic area. In addition, we face increased direct and indirect competition from IT research firms, business consulting firms, electronic and print publishing companies and equity analysts employed by financial services companies.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can. As a result, we could lose market share to our competitors in one or more of our business and our revenues could decline.

We may not be able to attract and retain qualified personnel, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and losses in revenue.

Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services.

We face potential liability for information and images that we publish or distribute, provide at events or disseminate through our research analysts.

Due to the nature of content published on our online networks, including content placed on our online networks by others, and as a publisher and distributor of both images and of original research, market projections and trend analyses, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, personal injury or other legal theories based on the nature, publication or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to Web sites operated by third parties, we are liable for wrongful actions by those third parties through these Web sites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that users could make claims against us for losses incurred in reliance on information provided on our networks. Such claims, whether brought in the United States or abroad, could divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our products and services.

Our stock price could continue to be extremely volatile, making an investment in our common stock less predictable and more risky, and could spur costly litigation against us.

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.96 per share to $72.25 per share since our initial public offering in June 1999. The stock market has experienced extreme price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

Because our stock ownership is heavily concentrated in Alan M. Meckler, our Chairman and CEO, Mr. Meckler will be able to influence matters requiring stockholder approval.

As of February 23, 2005, Alan M. Meckler beneficially owned approximately 34.68% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company, which some investors might deem to be in the best interests of the stockholders.

Our charter documents and the Delaware General Corporation Law may inhibit a takeover, even if such takeover would be beneficial to our stockholders.

Our Amended and Restated Certificate of Incorporation, bylaws and the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. Our Amended and Restated Certificate of Incorporation allows our board of directors to issue preferred stock that may have rights and preferences that are superior to those of our common stock, which could deter a potential acquiror. Our bylaws provide that a special meeting of stockholders may only be called by our Board, Chairman of the Board, Chief Executive Officer or President or at the request of the holders of a majority of the outstanding shares of our common stock, which could deter a potential acquiror or delay a vote on a potentially beneficial change in control transaction until the annual meeting of stockholders.

Risks Related to the Information Technology and Internet Industries

A lack of continued growth in the use of information technology and the Internet could inhibit the growth of our business.

Our market is relatively new and rapidly evolving. If information technology or Internet usage does not continue to grow or declines, the use of our networks could decrease or fail to increase and the growth of our business could decline. Information technology and Internet usage may be inhibited for a number of reasons, including:

•	inadequate network infrastructure;

•	security concerns;

•	inconsistent quality of service;

•	lack of availability of cost-effective and high-speed service; and

•	changes in government regulation and other law.

If information technology and Internet usage grows, the Internet infrastructure might not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, future outages and other interruptions occurring throughout the Internet could lead to decreased use of our networks and would therefore harm our business.

If we are unable to adapt to the relatively new and rapidly changing Internet advertising environment, we may be unable to attract advertisers to our networks and our revenues could suffer.

The Internet is a relatively new advertising medium and advertisers that have historically relied upon traditional advertising media may be reluctant to advertise on the Internet. In addition, advertisers that have already invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Moreover, filtering software programs that limit or prevent advertising from being delivered to an Internet user’s computer are now more effective and widely available. Widespread adoption of this filtering software by Internet users could impair the commercial viability of Internet advertising. Our business would suffer a decrease in revenues if the market for Internet advertising fails to recover from its recent downturn or develops more slowly than expected.

In addition, several pricing models have emerged for selling advertising on the Internet. A substantial majority of our advertising is sold on a cost-per-impression basis. We also offer advertising based on certain cost-per-action models. Pricing models continue to emerge and our advertising revenue could suffer if we are unable to adapt to this evolving environment.

Legal uncertainties could add additional costs and risks to doing business on the Internet, which would cause an increase in the costs and risks associated with operating our business.

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses and digital rights are still evolving. As a result, we cannot assure the future viability or value of our proprietary rights. We might not have taken adequate steps to prevent the misappropriation or infringement of our intellectual property. Any such infringement or misappropriation, should it occur, might decrease the value of our intellectual property and undermine our competitive advantage with respect to such property, resulting in impairment of our business, results of operations and financial condition. In addition, we may have to file lawsuits in the future to perfect or enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These lawsuits could result in substantial costs and divert our resources and the attention of our management, which could reduce our earnings and cause our stock price to decline.

Regulation could reduce the value of our domain names.

We own the Internet domain names “Jupitermedia.com,” “Jupiterweb.com,” “Jupiterimages.com,” “Jupiterresearch.com,” “internet.com,” “EarthWeb.com,” “DevX.com,” “Photos.com,” “Clipart.com,” “ArtToday.com”, “Comstock.com,” “PictureArts.com,” “Creatas.com,” “liquidlibrary.com,” “thinkstock.com” and “goodshoot.com,” as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the “Jupitermedia.com,” “Jupiterweb.com,” “Jupiterimages.com,” “Jupiterresearch.com,” “internet.com,” “EarthWeb.com,” “DevX.com,” “Photos.com,” “Clipart.com,” “ArtToday.com”, “Comstock.com,” “PictureArts.com,” “Creatas.com,” “liquidlibrary.com,” “thinkstock.com” and “goodshoot.com” domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets which increase our value and contribute to our competitive advantage through name recognition and reputation, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to decline.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to advertise our products and services and thereby decrease our advertising revenue.

We collect information from our customers that register for services or respond to surveys. With our customers’ permission, we may use this information to inform our customers of products and services that may be of interest to them. We may also share this information with our advertising clients if our customers have elected to receive additional promotional materials within a specified topic and have granted us permission to do so. The U.S. federal and various state governments have recently adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. The European Union adopted a directive that may limit our collection and use of information from Internet users in Europe. In addition, growing public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. Since many of the proposed laws or regulations are just being developed, we cannot yet determine the impact these regulations may have on our business. Although our compliance with all applicable federal and state laws and regulations has not hurt our business, additional, more burdensome federal or state laws or regulations, including consumer privacy laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect customer information which helps us to provide more targeted advertising for our customers, thereby impairing our ability to maximize advertising revenue from our advertising clients.

Taxation of online commerce in certain states or jurisdictions could result in a decrease in sales and an increase in compliance costs, either of which could cause our stock price to decline.

Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and other taxes. If one or more local, state or foreign jurisdictions impose sales tax collection obligations on us, we may suffer decreased sales into such state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in these states or jurisdictions. We pay value added taxes on subscription sales in the European Union. We may also be subject to value added and other taxes if we sell other merchandise to customers located in the European Union and we may incur significant financial and organizational burdens in order to set up the infrastructure required to comply with applicable tax regulations.

The information technology and Internet industries are characterized by rapid technological change, which could require frequent and costly technological improvements and, if we fail to continually improve our content offerings and services, we could cease to be competitive in our businesses.

Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Our future success and competitive edge will depend on our ability to continually improve our content offerings and services. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which could harm our advertising revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table sets forth a list of our current office leases:

Locations	Square Feet	Termination Date	Use
Occupied
Darien, CT	20,000	February 2007	Administrative, IT, Online media editorial and operations
New York, NY	16,000	July 2007	Online media sales and editorial, and Research analysts and sales
South Pasadena, CA	16,000	December 2006	Online images operations
Mountainside, NJ	14,500	June 2008	Online images operations and marketing
Gatineau, Quebec	7,500	July 2009	Online images operations
San Francisco, CA	7,500	August 2006	Online media sales and editorial, and Research analysts and sales
McLean, Virginia	6,000	June 2010	Online images sales
South Pasadena, CA	6,000	December 2006	Online images sales, marketing and operations
Essex, England	5,000	December 2009	Online images sales, marketing and operations
Tucson, AZ	4,500	December 2008	Online images operations and marketing
Charlotte, NC	3,000	November 2007	Online images operations
Dee Why, Australia	2,500	January 2007	Online images sales and operations
Boston, MA	2,000	July 2006	Research sales
Starnberg, Germany	1,900	December 2007	Online images sales, marketing and operations
London, England	1,800	May 2006	Online images, sales and operations
Sophia Antipolis, France	1,600	January 2013	Online images sales and operations
Sioux Falls, SD	1,600	July 2006	Online images operations
Annecy le Vieux, France	1,200	November 2006	Online images operations
Toronto, Canada	1,145	February 2008	Online images operations
Berlin, Germany	1,000	90 days notice	Online media editorial
Paris, France	1,000	90 days notice	Research analysts and sales
London, England	1,000	July 2007	Research analysts and sales
Oxfordshire, England	1,000	January 2010	Online images operations
Hamburg, Germany	700	February 2006	Research sales
Paris, France	600	June 2006	Online images sales, marketing and operations

Sublet
Gatineau, Quebec	2,040	January 2008	This location is currently sublet to an unaffiliated third party

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

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit in the Superior Court of the State of California, County of San Francisco, on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on its Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity. Jupitermedia continues to vigorously defend itself.

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

	High	Low
Year ended December 31, 2004
First Quarter	$12.11	$4.60
Second Quarter	$14.65	$7.67
Third Quarter	$18.13	$10.08
Fourth Quarter	$24.44	$15.58

Year ended December 31, 2005
First Quarter	$21.86	$12.92
Second Quarter	$19.29	$12.71
Third Quarter	$22.77	$15.34
Fourth Quarter	$18.57	$14.78

Year ending December 31, 2006
First Quarter (through March 13, 2006)	$17.05	$14.40

As of March 13, 2006, there were 75 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,187,416	$9.50	975,016
Equity compensation plans not approved by security holders	—	—	—

Total	5,187,416	$9.50	975,016

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the financial statements of Jupitermedia, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$38,841	$34,476	$38,713	$61,959	$124,577

Cost of revenues (exclusive of items shown separately below)	18,975	13,515	16,791	21,112	42,275
Advertising, promotion and selling	16,499	11,377	9,670	13,010	24,312
General and administrative	11,393	6,485	6,819	10,534	19,930
Depreciation	2,730	2,235	1,422	804	1,763
Amortization (1)	33,785	807	1,371	2,166	4,816
Impairment of intangibles (2)	54,184	—	—	—	—
Gain on sale of assets, net	—	—	—	—	13,259

Total operating expenses	137,566	34,419	36,073	47,626	79,837

Operating income (loss)	(98,725)	57	2,640	14,333	44,740
Income (loss) on investments and other, net	(1,946)	(205)	121	190	—
Interest income	1,376	383	190	163	392
Interest expense	—	—	(26)	(130)	(3,508)

Income (loss) before income taxes, minority interests and equity income (loss) from investments	(99,295)	235	2,925	14,556	41,624
Provision (benefit) for income taxes	2	—	—	288	(19,143)
Minority interests	83	(40)	26	(89)	(46)
Equity income (loss) from investments, net	(2,435)	(644)	(244)	(31)	270

Income (loss) from continuing operations	(101,649)	(449)	2,707	14,148	60,991

Income (loss) from discontinued operations, net of tax	(537)	(62)	(1,325)	1,589	1,564
Gain on sale of discontinued operations, net of tax	—	—	—	—	15,844

Net income (loss)	$(102,186)	$(511)	$1,382	$15,737	$78,399

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(4.01)	$(0.02)	$0.10	$0.48	$1.78

Net income (loss)	$(4.03)	$(0.02)	$0.05	$0.54	$2.29

Diluted:
Income (loss) from continuing operations	$(4.01)	$(0.02)	$0.10	$0.44	$1.67

Net income (loss)	$(4.03)	$(0.02)	$0.05	$0.49	$2.15

Shares used in computing earnings per share:
Basic	25,333	25,318	25,574	29,381	34,166

Diluted	25,333	25,318	26,917	31,801	36,498

(1)	Amortization expense decreased from 2001 to 2002 due primarily to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” On January 1, 2002, SFAS No. 142 became effective and as a result, we ceased amortizing goodwill.
(2)	During 2001, we determined that certain intangible assets associated with various acquired Online media properties were impaired. As a result of this determination, we recorded a non-cash charge of $54.2 million for the year ended December 31, 2001 related to the impairment of acquired goodwill and trademarks.

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,100	$25,451	$9,567	$30,179	$18,546
Working capital	22,974	21,360	5,691	26,573	(7,408)
Total assets	45,787	48,385	56,038	116,297	308,913
Total equity	35,338	34,854	38,359	92,159	205,360

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of original online information, images and research resources for information technology (“IT”), business and creative professionals. Our operations are classified into three principal segments: Online images, Online media and Research.

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Brand X, FoodPix, Botanica, Nonstock, The Beauty Archive, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com and AnimationFactory.com.

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

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that generated, as of January 2006, over 300 million page views monthly. Online media also includes the STEP Inside Design and Dynamic Graphics print magazines. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

•	e-commerce agreements, which generally include a fixed advertising fee;

•	advertiser sponsorships for our Webinars;

•	advertising, subscriptions and newsstand sales for our print magazines;

•	paid subscription services for our paid e-mail newsletters and services;

•	renting our permission based opt-in e-mail list names; and

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

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

The principal costs of our Research business relate to analyst and sales personnel and costs to acquire third party research data.

Recent Acquisitions and Dispositions

During 2005, we made five significant acquisitions, which have been integrated into the Online images business.

•	On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock valued at $21.6 million when issued.

•	On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S (“Goodshoot”) for $9.9 million in cash. Goodshoot, based in Annecy-le-Vieux, France, is a leading resource for royalty free digital images for business users and creative professionals.

•	On July 18, 2005, Jupitermedia acquired PictureArts Corporation (“PictureArts”) for $63.2 million in cash, subject to certain post-closing adjustments. The acquisition included PictureArts’ brands: Brand X Pictures, FoodPix, Botanica and Nonstock, as well as its image distribution business.

•	On October 13, 2005, Jupitermedia acquired all of the shares of Bananastock Limited (“BananaStock”) for $19.1 million in cash, subject to certain post-closing adjustments. BananaStock, based in Oxfordshire, United Kingdom, is a resource for royalty free digital images for business users and creative professionals.

•	On December 23, 2005, Jupitermedia acquired the assets of Animation Factory, Inc. (“Animation Factory”) for $9.35 million in cash and the assumption of certain liabilities. Animation Factory, based in Sioux Falls, South Dakota, offers paid online subscriptions for royalty-free 3D clip art, animated graphics, video backgrounds, Microsoft PowerPoint templates, and e-mail, and Web page backgrounds for business and personal use.

On August 5, 2005, Jupitermedia sold its Search Engine Strategies events and its ClickZ.com Network of Web sites (collectively known as “SES”) to Incisive Media plc, a London Stock Exchange listed media company, for $43.0 million in cash, subject to certain post-closing adjustments.

In 2005, we also made various smaller acquisitions to complement our current product and service offerings.

During 2004, we made three significant acquisitions.

•	On April 1, 2004, Jupitermedia acquired substantially all of the assets and certain liabilities of Comstock, Inc. (“Comstock Images”) for $20.85 million in cash (the “Comstock Acquisition”). Comstock Images has been integrated into the Online images business.

•	On July 28, 2004, Jupitermedia acquired the assets of the Thinkstock Images and Thinkstock Footage businesses from Thinkstock, LLC (“Thinkstock”) for $4.0 million in cash, the assumption of certain limited liabilities and 50,000 restricted shares of Jupitermedia common stock valued at $541,000 when issued (the “Thinkstock Acquisition”). Thinkstock has been integrated into the Online images business.

•	On November 12, 2004, Jupitermedia acquired all of the stock of Hemera Technologies Inc. and its subsidiaries (“Hemera”) for $7.3 million in cash (the “Hemera Acquisition”). Hemera has been integrated into the Online images business.

In 2004, we also made various smaller acquisitions to complement our current product and service offerings.

During 2003, we made two significant acquisitions.

•	On June 30, 2003, we acquired all of the stock of ArtToday, Inc. (“ArtToday”) from International Microcomputer Software, Inc. (“IMSI”) for $13.0 million in cash, 250,000 shares of Jupitermedia common stock valued at $997,500 when issued and an earn-out for up to an additional $4.0 million in cash consideration over the two years following closing. Earn-out payments were based on net revenue targets achieved by ArtToday for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based upon the results of ArtToday for the period from July 1, 2003 to December 31, 2003, and from January 1, 2004 to June 30, 2004, IMSI was paid $1.0 million in February 2004 and $1.0 million in August 2004, representing the maximum amount that could have been earned for this earn-out period. Based upon the results of ArtToday for the period from July 1, 2004 to June 30, 2005, IMSI was paid $2.0 million during the third quarter of 2005. There are no further payments due related to this acquisition. With the acquisition of ArtToday we formed our Online images business, and there are no financial results for this business prior to June 30, 2003. In 2004, we renamed our Online images business that was formerly known as ArtToday to Jupiterimages.

•	In addition, we acquired the assets of DevX.com, Inc., or DevX.com, on July 11, 2003 for $2.25 million in cash, 200,000 shares of our common stock valued at $776,000 when issued and the assumption of $1.5 million in liabilities including accounts payable, accrued liabilities and obligations to fulfill contractual commitments. DevX.com is an online network that provides information and resources for software and Web developers.

In 2003, we also made various smaller acquisitions to complement our current product and service offerings.

We expect to continue to develop and expand our current offerings through internal development and, where appropriate opportunities are identified, through acquisitions to drive revenue and earnings growth.

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by segment (dollars in thousands):

	Year Ended December 31,			2003 vs. 2004		2004 vs. 2005
	2003	2004	2005	$	%	$	%
Online images	$4,018	$22,571	$80,658	$18,553	462%	$58,087	257%
Online media	24,992	30,019	33,065	5,027	20	3,046	10
Research	9,101	9,323	10,824	222	2	1,501	16
Other	602	46	30	(556)	(92)	(16)	(35)

	$38,713	$61,959	$124,577	$23,246	60%	$62,618	101%

Online images. We acquired ArtToday on June 30, 2003, and therefore there are no financial results for the Online images segment prior to this date. The $4.0 million of revenues in 2003 represents the revenues of ArtToday from July 1 through December 31, 2003. We acquired the assets of Comstock Images on April 1, 2004 and the assets of Thinkstock on July 28, 2004. We also acquired the stock of Hemera on November 12, 2004, Dynamic Graphics Group on March 7, 2005, Goodshoot on May 19, 2005, PictureArts on July 18, 2005 and BananaStock on October 13, 2005 and, therefore, there are no financial results for these businesses prior to these respective dates. These acquisitions contributed $11.4 million and $64.6 million to revenues for the years ended December 31, 2004 and 2005, respectively.

The following table sets forth, for the years ended December 31, 2003, 2004 and 2005 the components of our Online images revenues (in thousands):

	Year Ended December 31,
	2003	2004	2005
Single images and CD-ROMs	$—	$7,390	$50,644
Subscriptions	3,903	10,857	20,510
Distributors, licensing and other	115	4,324	9,504

Total Online images	$4,018	$22,571	$80,658

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of our Online images revenues and subscription bookings for our subscription image products (dollars in thousands):

	Revenues	Subscription Bookings
September 30, 2003	$1,788	$2,119
December 31, 2003	2,115	2,530
March 31, 2004	2,391	3,017
June 30, 2004	2,592	2,948
September 30, 2004	2,745	3,388
December 31, 2004	3,129	3,986
March 31, 2005	3,957	5,098
June 30, 2005	5,398	6,019
September 30, 2005	5,423	6,074
December 31, 2005	5,732	5,882

Subscription revenues have increased due primarily to an increase in the number of subscribers, the launch of new subscription offerings, the acquisitions of Dynamic Graphics Group and Hemera, and an increase in average selling price of the mix of products purchased by our customers.

We expect our Online images revenues to increase in the future.

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

We acquired the assets of DevX.com, Inc. on July 11, 2003 and this acquisition contributed $2.0 million, $4.2 million and $4.8 million to revenues in 2003, 2004 and 2005, respectively.

We acquired Dynamic Graphics Group on March 7, 2005 and this acquisition contributed $1.4 million to Online media revenues during the year ended December 31, 2005. The remaining increase in revenues during the year ended December 31, 2005 is due primarily to an increase in revenues from our e-commerce partners, as well as an increase in the average amount of advertising purchased by our customers.

The following table sets forth, for the periods indicated, the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
2003	515	$49
2004	440	68
2005	382	87

We expect our Online media revenues to increase in the future.

Research. We experienced continued increases in the number of active research contracts, as well as the total value of those active contracts during 2003 and through 2005 as conditions in the U.S. economy improved as we launched several new research coverage areas and as companies once again began investing in market research. We also saw an increase in the amount of custom research projects completed for our customers.

The following table sets forth, as of the last day in the periods indicated, a quarter-by-quarter comparison of the JupiterResearch active contracts (dollars in thousands):

	Number of Active Contracts			Total Active Contract Value
Fiscal Quarter Ended	2003	2004	2005	2003	2004	2005
March 31	217	240	299	$8,646	$8,236	$9,784
June 30	221	243	304	8,119	8,407	10,580
September 30	222	259	299	7,668	8,691	10,667
December 31	241	277	310	8,082	8,948	11,559

Active contract value is defined as the total value of all active syndicated research contracts without taking into account the amount of revenue recognized to date or the amount of revenue available to be recognized in the future.

The following table sets forth, for the periods indicated, a quarter-by-quarter comparison of the JupiterResearch syndicated renewal rates for 2004 and 2005:

	Percentage of Contract Value Renewed		Percentage of Number of Contracts Renewed
Fiscal Quarter Ended	2004	2005	2004	2005
March 31	103%	116%	77%	80%
June 30	88	117	71	60
September 30	93	94	70	73
December 31	97	100	83	78

The amounts above reflect renewal activity to date. The ultimate results regarding renewals for the quarter ended December 31, 2005 will not be known until a future date due to the timing of the renewal of certain contracts. We expect the percentage of contract value renewed and the percentage of the number of contracts renewed to be greater than the results presented above for the quarter ended December 31, 2005.

We expect our Research revenues to increase in the future.

Other. Other revenues represent management fees from our management of the internet.com venture funds. The year-over-year reduction in revenues from 2003 to 2005 was due to the decrease in the value of the investments within the venture funds. Due to the liquidation and dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC and the size of internet.com Venture Fund I these revenues will continue to be negligible in the future.

Cost of revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues by segment (dollars in thousands):

Cost of revenues

	Year Ended December 31			2003 vs. 2004		2004 vs. 2005
	2003	2004	2005	$	%	$	%
Online images	$1,300	$4,551	$24,751	$3,251	250%	$20,200	444%
Online media	10,329	11,366	12,090	1,037	10	724	6
Research	5,162	5,195	5,434	33	1	239	5

	$16,791	$21,112	$42,275	$4,321	26%	$21,163	100%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll costs for production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. Cost of revenues excludes depreciation and amortization. The acquisitions of the assets of Comstock and Thinkstock and the acquisitions of Hemera, Dynamic Graphics Group, Goodshoot, PictureArts and BananaStock contributed $2.0 million and $22.2 million to cost of revenues for the years ended December 31, 2004 and 2005, respectively. The remaining year-over-year increase in costs of revenues from 2003 to 2004 was due to increased costs resulting from the full year impact of the acquisition of ArtToday. The year-over-year increase in cost of revenues from 2004 to 2005 was due to the acquisitions made in 2005, as well as the full year impact from the acquisitions of Comstock, Thinkstock and Hemera in 2004.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our image library and sales and distribution. As we continue to make investments to increase the size of our image library, we may need to increase our spending for Web site hosting and storage costs.

Online media. Cost of revenues primarily consists of payroll for editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The year-over-year increase in cost of revenues from 2003 through 2005 was due primarily to increased costs resulting from the acquisition of the assets of DevX.com, Inc. and the acquisition of Dynamic Graphics Group. The acquisition of DevX.com added an additional $847,000, $1.6 million and $1.7 million to cost of revenues in 2003, 2004 and 2005, respectively. The acquisition of Dynamic Graphics Group added an additional $1.1 million to cost of revenues in 2005. These additional costs were partially offset by a decrease of $237,000 in employee related costs and $152,000 relating to Web site hosting costs in 2005.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Research. Cost of revenues primarily consists of payroll costs related to research analysts and costs to acquire third party research data. Cost of revenues excludes depreciation and amortization.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a year-over-year comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Year Ended December 31,			2003 vs. 2004		2004 vs. 2005
	2003	2004	2005	$	%	$	%
Online images	$508	$3,228	$14,116	$2,720	535%	$10,888	337%
Online media	6,278	6,737	6,888	459	7	151	2
Research	2,884	3,045	3,308	161	6	263	9

	$9,670	$13,010	$24,312	$3,340	35%	$11,302	87%

Online images. Advertising, promotion and selling expense primarily consists of payroll for sales and marketing personnel and advertising. The acquisitions of the assets of Comstock and Thinkstock and the acquisitions of Hemera, Dynamic Graphics Group, Goodshoot, PictureArts and BananaStock contributed $2.0 million and $12.2 million to advertising, promotion and selling expenses during the years ended December 31, 2004 and 2005, respectively. The remaining year-over-year increase in advertising, promotion and selling expense from 2003 to 2004 was due primarily to increased costs resulting from the full year impact of the acquisition of ArtToday. The year-over-year increases in advertising, promotion and selling expense from 2004 to 2005 was due to the acquisitions made in 2005, as well as the full year impact from the acquisitions of Comstock, Thinkstock and Hemera.

Online media. Advertising, promotion and selling expenses primarily consists of payroll costs for sales and marketing personnel and marketing costs. The increase in advertising, promotion and selling expenses from 2003 through 2005 relates primarily to increased costs resulting from the full year impact of the acquisition of the assets of DevX.com. The acquisition of the assets of DevX.com, Inc. added an additional $550,000, $899,000 and $1.0 million to advertising, promotion and selling expenses in 2003, 2004 and 2005, respectively. The remaining increase relates primarily to increased employee related costs totaling $110,000 for the year ended December 31, 2004. The acquisition of Dynamic Graphics Group added an additional $297,000 to advertising, promotion and selling in 2005. These additional costs were offset by a decrease in payroll costs of $199,000 in 2005.

Research. Advertising, promotion and selling expenses primarily consists of payroll for sales and marketing personnel. Advertising, promotion and selling expenses increased in 2005 due primarily to an increase in employee related costs of $233,000 in 2005.

General and administrative

The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses by segment (dollars in thousands):

	Year Ended December 31,			2003 vs. 2004		2004 vs. 2005
	2003	2004	2005	$	%	$	%
Online images	$284	$1,298	$5,063	$1,014	357%	$3,765	290%
Online media	772	611	586	(161)	(21)	(25)	(4)
Research	1,066	570	765	(496)	(47)	195	34
Other	4,697	8,055	13,516	3,358	71	5,461	68

	$6,819	$10,534	$19,930	$3,715	54%	$9,396	89%

Online images. General and administrative expenses primarily consist of payroll for administrative personnel and office related costs. The acquisitions of the assets of Comstock and Thinkstock and the acquisitions of Hemera, Dynamic Graphics Group, Goodshoot, PictureArts and BananaStock contributed $906,000 and $4.7 million to general and administrative expense during the years ended December 31, 2004 and 2005, respectively. The remaining year-over-year increase in general and administrative expense from 2003 to 2004 was due to increased costs resulting from the full year impact of the acquisition of ArtToday. The year-over-year increase in general and administration expense from 2004 to 2005 was due to the acquisitions made in 2005, as well as the full year impact from the acquisitions of Comstock, Thinkstock and Hemera.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable.

The acquisition of DevX added $228,000, $90,000 and $110,000 to general and administrative expenses in 2003, 2004 and 2005, respectively. The decrease from 2003 to 2004 relating to DevX.com was due primarily to reduced payroll and office related costs of $139,000.

The decrease in general and administrative expense from 2004 to 2005 was due to a decrease in office related costs of $84,000 in 2005.

Research. General and administrative expenses primarily consists of payroll for administrative personnel, office related costs and professional fees. The year-over-year decrease in general and administrative expense from 2003 to 2004 was due to a reduction in provisions for losses on accounts receivable of $226,000. This decrease was due to an improvement in our collections. In addition, general and administrative expenses decreased during the year ended December 31, 2004 due to decreased office related costs of $107,000, a decrease in administrative payroll related costs of $73,000 and a decrease in professional fees relating to third party payroll provider services of $51,000. The year-over-year increase in general and administrative expense from 2004 to 2005 was due to the 2004 reduction in provisions for losses on accounts receivable, which resulted in a net increase of $137,000 for the year ended December 31, 2005.

Other. General and administrative expenses primarily consist of payroll costs for administrative personnel, office related costs and professional fees. The increase in general and administrative expenses from 2003 to 2004 relates to an increase in professional fees for legal services of $958,000, consulting services of $803,000 payroll and other employee related costs of $545,000, and professional fees for audit and tax related services of $539,000. The increase in general and administrative expenses from 2004 to 2005 relates to the acquisition of

Dynamic Graphics Group and PictureArts, which added $2.7 million and $776,000, respectively, to general and administrative costs during the year ended December 31, 2005. The remaining increase during the year ended December 31, 2005 relates to an increase in payroll related costs of $1.3 million, professional fees of $346,000 and state capital taxes of $213,000. The increase in legal expenses in 2004 was due to increased costs relating to certain legal proceedings. The increase in professional fees in 2004 and 2005 was caused primarily by increased audit and tax related services due to the increase in the size of our business.

Depreciation and amortization

The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses (in thousands):

	Year Ended December 31,			2003 vs. 2004		2004 vs. 2005
	2003	2004	2005	$	%	$	%
Depreciation	$1,422	$804	$1,763	$(618)	(43)%	$959	119%
Amortization	1,371	2,166	4,816	795	58	2,650	122

Depreciation and amortization expense increased from 2003 through 2005 due primarily the amortization of intangible assets related to the acquisitions of Comstock, Thinkstock, Hemera, Dynamic Graphics Group, Goodshoot, PictureArts and BananaStock.

These acquisitions added $138,000 and $680,000 to depreciation and amortization expense, respectively, in 2004 and $1.1 million and $3.1 million, respectively, in 2005.

Our depreciation and amortization expenses may vary in 2006 based upon a change in our capital expenditure levels and changes in any purchase accounting adjustments relating to our acquisitions.

Gain on sale of assets and other, net

The following table sets forth, for the periods indicated, a comparison of our gain on sale of assets and other, net (dollars in thousands):

	Year Ended December 31,			2004 vs. 2005
	2003	2004	2005	$	%
Gain on sale of assets, net	$—	$—	$13,259	$13,259	N/M

As part of the sale of SES on August 5, 2005, we sold our ClickZ.com network of Web sites to Incisive Media plc, which resulted in a gain of $13.3 million.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (in thousands):

	Year Ended December 31,			2003 vs. 2004		2004 vs. 2005
	2003	2004	2005	$	%	$	%
Interest income	$190	$163	$392	$(27)	(14)%	$229	140%
Interest expense	(26)	(130)	(3,508)	(104)	(400)	(3,378)	(2,598)

The year-over-year decrease in interest income from 2003 to 2004 was due to the overall decrease in interest rates received on our cash accounts and lower average cash balances resulting from cash used to finance multiple acquisitions including our acquisitions of ArtToday and DevX.com in 2003, and Comstock, Thinkstock and Hemera in 2004.

The increase in interest income from 2004 to 2005 was due to a higher average cash balance resulting from the completion of our follow-on public offering of common stock in May 2004, increased cash flows and profitability and higher interest rates.

Interest expense relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. used to partially finance the acquisitions of Dynamic Graphics Group on March 7, 2005, PictureArts on July 18, 2005 and BananaStock on October 13, 2005 (see Liquidity and Capital Resources). Also included in interest expense in 2005 is $1.6 million related to the extinguishment of debt issuance costs related to the refinancing of our Amended and Restated Credit Agreement that occurred in December 2005.

Provision (benefit) for income taxes

In connection with the gain on the sale of the Search Engine Strategies events and the ClickZ.com network of Web sites, Jupitermedia utilized its remaining federal operating loss carryforwards and accordingly, reversed the valuation allowance of $14.1 million related to those net operating loss carryforwards during the year ended December 31, 2005.

During 2005, Jupitermedia determined that it is more likely than not that the remaining deferred tax assets, consisting primarily of amortization and impairment of intangible assets, will be realized. As a result, Jupitermedia recorded a reversal of the valuation allowance of $27.0 million related to its remaining deferred tax assets during the year ended December 31, 2005. Included in this amount is $4.6 million related to tax benefits from employee stock option purchases. The benefit for this portion of the valuation allowance reversal was credited to additional paid-in capital.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK, which is our online media business focused on Japan.

Equity income (loss) from investments, net

Equity income represents our net equity interests in the investments in internet.com venture funds and joint ventures. As a result of the dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC during 2004, the remaining carrying value of our venture fund investments is limited to the carrying value of our investment in internet.com Venture Fund I LLC, which was $57,000 as of December 31, 2005. Equity income for the year ended December 31, 2005 relates solely to our joint ventures.

Gain on sale of discontinued operations, net of taxes

As part of the sale of SES on August 5, 2005, we sold our Search Engine Strategies events, which resulted in a gain on sale of discontinued operations of $15.8 million, net of income taxes of $11.1 million in 2005.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

				2003 vs. 2004		2004 vs. 2005
For the Year Ended December 31:	2003	2004	2005	$	%	$	%
Operating cash flows	$1,393	$19,811	$26,432	$18,418	1,322%	$6,621	33%
Investing cash flows	$(17,683)	$(36,729)	$(105,978)	$(19,046)	108%	$(69,249)	189%
Financing cash flows	$378	$37,537	$68,136	$37,159	9,830%	$30,599	82%
Capital expenditures	$(227)	$(601)	$(2,225)	$(374)	165%	$(1,624)	270%
Acquisitions of businesses	$(17,562)	$(36,487)	$(146,799)	$(18,925)	52%	$(110,312)	302%

As of December 31:
Cash and cash equivalents	$9,567	$30,179	$18,546	$20,612	215%	$(11,633)	(39)%
Accounts receivable, net	$9,620	$13,724	$24,310	$4,104	43%	$10,586	77%
Working capital	$5,691	$26,573	$(7,408)	$20,882	367%	$(33,981)	(127)%
Long-term debt	$—	$—	$46,214	$—	—%	$46,214	N/M

Since inception, we have funded operations primarily with cash proceeds from our initial and follow-on public offerings of our common stock in June 1999, February 2000, and May 2004. Cash decreased in 2005 primarily due to the acquisition of Dynamic Graphics Group, which resulted in a cash payment of $38.2 million, the acquisition of PictureArts, which resulted in a cash payment of $63.2 million and the acquisition of BananaStock, which resulted in a cash payment of $19.0 million. This decrease was partially offset by a $30.0 million term loan and borrowings of $8.0 million under a $10.0 million revolving credit facility obtained in connection with the acquisitions of Dynamic Graphics and PictureArts, cash proceeds from sale of SES of $42.0 million, net of $1.0 million held in escrow, along with cash inflows from operating activities of $18.1 million. Cash increased in 2004 primarily due to proceeds from our May 2004 public offering of common stock, cash flows from operations and proceeds from the exercise of stock options. Cash decreased in 2003 primarily due to our acquisitions of ArtToday and of the assets of DevX.com, Inc., which resulted in cash payments of $13.0 million and $2.25 million, respectively.

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

The amounts of cash used in investing activities vary in correlation to the value of the acquisitions consummated. Net cash used in investing activities in 2005 increased from cash used in 2004 primarily due to the acquisitions of Dynamic Graphics Group, PictureArts and BananaStock. Net cash used in investing activities in 2004 increased from net cash used in 2003 primarily due to the acquisitions of the assets of Comstock and Thinkstock and the acquisition of Hemera. As part of the acquisition of ArtToday, Inc., we were required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to

June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based on the results of ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003 and from January 1, 2004 to June 30, 2004, the seller, International Microcomputer Software, Inc. (“IMSI”), was paid $1.0 million in February 2004 and $1.0 million in August 2004, which represents the maximum amount that could have been earned for those earn-out periods. Based upon the results of ArtToday, Inc. for the period from July 1, 2004 to June 30, 2005, IMSI was paid $2.0 million during the third quarter of 2005. There are no further payments due related to this acquisition.

Cash provided from financing activities in 2005 relates primarily to borrowings under a senior credit facilities with JPMorgan Chase Bank N.A. obtained in connection with the acquisitions of Dynamic Graphics Group, PictureArts and BananaStock, as well as proceeds received from the exercise of employee stock options.

On March 7, 2005, in connection with its acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), which provided for a $20.0 million senior term loan, of which $20.0 million was outstanding as of June 30, 2005.

On July 18, 2005, Jupitermedia entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan, as Administrative Agent and lender. The Amended and Restated Credit Agreement amended and restated the Original Credit Agreement. The Amended and Restated Credit Agreement provided for a $90.0 million senior credit facility (comprised of a $30.0 million term loan facility, a $10.0 million revolving credit facility and a $50.0 million bridge facility), and replaced the senior term loan provided under the Original Credit Agreement. The bridge loan and the term loan were fully drawn on the effective date of the Amended and Restated Credit Agreement. In addition, the Amended and Restated Credit Agreement required mandatory prepayment of the term loan out of certain proceeds received by Jupitermedia or its subsidiaries from equity issuances, the incurrence of certain indebtedness and the sale of assets. Proceeds from the Amended and Restated Credit Agreement were used to refinance borrowings under the Original Credit Agreement, to finance the acquisition of PictureArts on July 18, 2005 (see Notes to Consolidated Financial Statements), for working capital needs and general corporate purposes.

The borrowings under the bridge facility have been repaid in full. Jupitermedia used $42.0 million of proceeds from the sale of SES on August 5, 2005, to pay down the bridge facility. In addition, Jupitermedia borrowed $8.0 million under the revolving credit facility and used the proceeds to repay the remaining borrowings under the bridge facility.

The Amended and Restated Credit Agreement contains customary affirmative and negative covenants including, among others, restrictions on Jupitermedia’s ability to pay dividends, incur additional indebtedness (other than subordinated indebtedness) or liens on assets, enter into new leases, make capital expenditures, make investments or make certain permitted acquisitions in excess of $25.0 million in the aggregate. The Amended and Restated Credit Agreement also requires Jupitermedia to meet certain financial tests, including, a net income test, a net loss test, a minimum net worth test and a minimum cash balance test. Jupitermedia is in compliance with its debt covenants as of December 31, 2005. The Amended and Restated Credit Agreement contains customary events of default, including among other things, non payment of principal, interest, fees or other amounts when due, inaccuracy of representations and warranties, violation of covenants, a material adverse change, a change of control of Jupitermedia or the occurrence of a bankruptcy or ERISA event (as defined in the Amended and Restated Credit Agreement). Upon an event of default, all amounts owing under the Amended and Restated Credit Agreement may be declared or become immediately due and payable.

Borrowings under the Amended and Restated Credit Agreement are guaranteed by material domestic subsidiaries of Jupitermedia and are collateralized by substantially all of the assets of Jupitermedia and its subsidiaries.

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

On October 13, 2005, Jupitermedia acquired all of the shares of Bananastock Limited for $19.1 million in cash, subject to certain post-closing adjustments. Bananastock Limited, based in Oxfordshire, United Kingdom, is a resource for royalty free digital images for business users and creative professionals.

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JP Morgan, as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). At Jupitermedia’s option, loans bear interest at a rate per annum equal to (i) the Adjusted LIBOR Rate, plus a margin of between 1.50% and 2.75%, depending on Jupitermedia’s ratio of consolidated indebtedness to consolidated EBITDA as calculated pursuant to the Credit Agreement (the “Leverage Ratio”), or (ii) the prime rate, as announced from time to time by JP Morgan, plus a margin of between 0.50% and 1.75%, depending on the Leverage Ratio. If an Event of Default has occurred and is continuing under the Credit Agreement, JP Morgan may declare the loans and all other obligations under the Credit Agreement immediately due and payable. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to (i) in the case of overdue principal of any loan, 2% plus the rate otherwise applicable to such loan or (ii) in the case of any other amount, 2% plus the rate applicable to prime rate loans. In addition, Jupitermedia is required to pay a commitment fee at a rate per annum of between 0.25% and 0.50%, depending on the Leverage Ratio, on the average daily amount of the unused revolving credit facility commitments. In addition, the Credit Agreement requires mandatory prepayment with a portion of the net cash proceeds of certain equity offerings, asset sales and recovery events, subject to certain reinvestment rights in the case of asset sales, and all the net cash proceeds of certain indebtedness. Proceeds from the Credit Agreement were used to refinance borrowings under the Amended and Restated Credit Agreement and will also be used for working capital needs and general corporate purposes.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants including, among others, limitations on incurrence of additional indebtedness, limitations on mergers and asset sales, limitations on investments, guarantees and acquisitions, other than Permitted Acquisitions (as defined in the Credit Agreement), limitations on dividends, share redemptions and other restricted payments, and limitations on the amount of capital expenditures. The Credit Agreement also includes a leverage ratio covenant, a covenant prohibiting Consolidated Adjusted Net Income (as defined in the Credit Agreement) from being negative in each of any two fiscal quarters during any period of four fiscal quarters and a minimum net worth covenant. Jupitermedia is in compliance with its debt covenants relating to the Credit Agreement as of December 31, 2005. The Credit Agreement contains customary events of default, including among others, non payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with other indebtedness, a Change of Control (as defined in the Credit Agreement), certain undischarged judgments, material adverse change or the occurrence of certain bankruptcy or ERISA events. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable. A bankruptcy event of default causes such obligations automatically to become immediately due and payable.

We expect to continue our investing activities, which includes the potential to strategically acquire companies, content and images that are complementary to our business. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions. We expect to finance future acquisition through a combination of long-term and short-term financing including debt, equity and cash and internally generated cash flow. We may obtain additional long-term financing through the issuance of equity securities and the incurrence of long-term secured or unsecured debt. We may obtain additional short-term financing through the use of a revolving credit facility, which may be terminated or replaced with long-term financing as appropriate.

Our existing cash and investment balances may decline during 2006 in the event of a downturn in the general economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2005 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$62,214	$16,000	$46,214	$—	$—
Operating lease obligations	4,888	2,408	1,882	544	54
Purchase obligation—acquisition	590	590	—	—	—

Total	$67,692	$18,998	$48,096	$544	$54

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

During 2005, Jupitermedia’s Board of Directors granted lifetime post-employment medical benefits to Jupitermedia’s Chairman and Chief Executive Officer and his spouse. The cost accrued for these benefits for year ended December 31, 2005 was approximately $35,000 and is included in general and administrative benefits in the accompanying consolidated statement of operations.

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

SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro forma disclosures. SFAS 123R is effective as of the beginning of the first fiscal year beginning after June 15, 2005. Jupitermedia will adopt SFAS 123R using the modified prospective transition method, which means that prior period financial statements will not be restated. The impact of our equity compensation plan on our consolidated statement of operations may vary depending on the number of stock options granted and the future price of our common stock. However, we expect that the impact of expensing existing stock options will reduce net income by approximately $0.08 per diluted share in 2006. The impact of SFAS 123R will not have any impact on Jupitermedia’s cash flows or liquidity.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction or errors in previously issued financial statement should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on Jupitermedia’s consolidated financial statements.

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

We have agreements with a number of distributors of digital image and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. We recognized the revenue from the sale by distributor based on the amount to be remitted to Jupiterimages from the distributor.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Long-lived assets, including goodwill and intangible assets, were $239.4 million as of December 31, 2005. The annual impairment analysis is considered critical because of the significance of long-lived assets to our consolidated balance sheet.

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

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. We were the portfolio manager of, and an investor in, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, or Fund III, a $75.0 million venture fund formed in January 2000. All of these funds invested in early-stage content-based Internet properties that are not competitive with our business. In February 2003, the operating agreement of Fund II was amended to provide for the dissolution of the fund and distribution of the fund’s assets following year-end 2003. In October 2002, the operating agreement of Fund III was amended to reduce Fund III’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund’s assets following year-end 2003. Both Fund II and Fund III were dissolved in December of 2004 and final distributions were made following such dissolutions. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I were sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $57,000 as of December 31, 2005.

Our transactions are generally conducted, and as of December 31, 2005, 79% of our cash is held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jupitermedia Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, Connecticut

We have audited the accompanying consolidated balance sheets of Jupitermedia Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 16, 2006

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal controls over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting.

Based on our assessment, management has determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dynamic Graphics Limited, Goodshoot S.A.S., PictureArts Corporation or Bananastock Limited, whose financial statements, in aggregate, reflect total assets and revenues constituting 34% and 17%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Management did not assess the effectiveness of internal control over financial reporting at Dynamic Graphics Limited because the Company recently acquired this business on March 7, 2005. Management did not assess the effectiveness of internal control over financial reporting at Goodshoot S.A.S. because the Company recently acquired this business on May 19, 2005. Management did not assess the effectiveness of internal control over financial reporting at PictureArts Corporation because the Company recently acquired this business on July 18, 2005. Management did not assess the effectiveness of internal control over financial reporting at Bananastock Limited because the Company recently acquired this business on October 13, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report and Deloitte & Touche LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. Deloitte & Touche LLP’s audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Dynamic Graphics Limited, Goodshoot S.A.S., PictureArts Corporation and Bananastock Limited.

/s/ ALAN M. MECKLER
Alan M. Meckler Chairman and Chief Executive Officer Jupitermedia Corporation

/s/ CHRISTOPHER J. BAUDOUIN
Christopher J. Baudouin Executive Vice President and Chief Financial Officer Jupitermedia Corporation

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, CT

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Jupitermedia Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Dynamic Graphics Limited (acquired on March 7, 2005), Goodshoot S.A.S. (acquired on May 19, 2005), PictureArts Corporation (acquired on July 18, 2005), and Bananastock Limited (acquired on October 13, 2005), whose financial statements reflect total assets and revenues constituting 34 and 17 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Dynamic Graphics Limited, Goodshoot S.A.S., PictureArts Corporation, and Bananastock Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 16, 2006

Jupitermedia Corporation

Consolidated Balance Sheets

December 31, 2004 and 2005

(in thousands, except share and per share amounts)

	December 31, 2004	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$30,179	$18,546
Accounts receivable, net of allowances of $966 and $1,985, respectively	13,724	24,310
Unbilled accounts receivable	1,530	1,786
Prepaid expenses and other	2,633	3,955
Deferred income taxes	—	447
Assets of discontinued operations	1,789	—

Total current assets	49,855	49,044
Property and equipment, net	2,339	9,838
Intangible assets, net	20,939	66,799
Goodwill	41,967	172,592
Deferred income taxes	—	8,690
Investments and other assets	1,197	1,950

Total assets	$116,297	$308,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,060	$6,678
Accrued payroll and related expenses	1,666	2,400
Accrued expenses and other	4,642	13,528
Current position of long-term debt	—	16,000
Deferred revenues	12,023	17,846
Liabilities of discontinued operations	2,891	—

Total current liabilities	23,282	56,452
Long term debt	—	46,214
Deferred revenues	510	887
Deferred income tax liability	121	—
Other long-term liabilities	225	—

Total liabilities	24,138	103,553

Commitments and contingencies (see notes)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 32,378,361 and 34,937,025 shares issued at December 31, 2004 and 2005, respectively	324	349
Additional paid-in capital	215,648	251,919
Accumulated deficit	(123,690)	(45,291)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive income (loss)	(17)	(1,511)

Total stockholders’ equity	92,159	205,360

Total liabilities and stockholders’ equity	$116,297	$308,913

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2004 and 2005

(in thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Revenues	$38,713	$61,959	$124,577

Cost of revenues (exclusive of items shown separately below)	16,791	21,112	42,275
Advertising, promotion and selling	9,670	13,010	24,312
General and administrative	6,819	10,534	19,930
Depreciation	1,422	804	1,763
Amortization	1,371	2,166	4,816
Gain on sale of assets, net	—	—	13,259

Total operating expenses	36,073	47,626	79,837

Operating income	2,640	14,333	44,740
Income on investments and other, net	121	190	—
Interest income	190	163	392
Interest expense	(26)	(130)	(3,508)

Income before income taxes, minority interests and equity income (loss) from investments, net	2,925	14,556	41,624
Provision (benefit) for income taxes	—	288	(19,143)
Minority interests	26	(89)	(46)
Equity income (loss) from investments, net	(244)	(31)	270

Income from continuing operations	2,707	14,148	60,991
Income (loss) from discontinued operations, net of taxes	(1,325)	1,589	1,564
Gain on sale of discontinued operations, net of taxes	—	—	15,844

Net income	$1,382	$15,737	$78,399

Earnings per share:
Basic
Income from continuing operations	$0.10	$0.48	$1.78

Net income	$0.05	$0.54	$2.29

Diluted
Income from continuing operations	$0.10	$0.44	$1.67

Net income	$0.05	$0.49	$2.15

Shares used in computing earnings per share:
Basic	25,574	29,381	34,166

Diluted	26,917	31,801	36,498

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2004 and 2005

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2003	25,342,017	$253	$175,487	$(140,809)	$(106)	$29	$34,854	$(447)

Exercise of stock options	192,113	3	375	—	—	—	378	—
Issuance of stock for acquisition	450,000	4	1,767	—	—	—	1,771	—
Foreign currency translation adjustment	—	—	—	—	—	(26)	(26)	(26)
Net income	—	—	—	1,382	—	—	1,382	1,382

Balance at December 31, 2003	25,984,130	260	177,629	(139,427)	(106)	3	38,359	1,356

Exercise of stock options	1,843,734	18	7,182	—	—	—	7,200
Public offering	4,500,497	45	30,297	—	—	—	30,342	—
Issuance of stock for acquisition	50,000	1	540	—	—	—	541	—
Foreign currency translation adjustment	—	—	—	—	—	(20)	(20)	(20)
Net income	—	—	—	15,737	—	—	15,737	15,737

Balance at December 31, 2004	32,378,361	324	215,648	(123,690)	(106)	(17)	92,159	15,717

Exercise of stock options	1,075,590	10	7,942	—	—	—	7,952	—
Tax benefit from employee stock option purchases	—	—	6,732	—	—	—	6,732	—
Issuance of stock for acquisition	1,483,074	15	21,597	—	—	—	21,612	—
Foreign currency translation adjustment	—	—	—	—	—	(1,494)	(1,494)	(1,494)
Net income	—	—	—	78,399	—	—	78,399	78,399

Balance at December 31, 2005	34,937,025	$349	$251,919	$(45,291)	$(106)	$(1,511)	$205,360	$76,905

See notes to consolidated financial statements.

J upitermedia Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2004 and 2005

(in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Income from continuing operations	$2,707	$14,148	$60,991
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,793	2,970	6,579
Barter transactions, net	(912)	—	—
Provision (benefit) for losses on accounts receivable	205	(134)	(4)
Minority interests	(26)	89	46
Equity (income) loss from investments, net	244	31	(270)
Gain on sale of assets, net	—	—	(13,259)
Income on investments and other, net	(121)	(190)	—
Deferred income taxes	—	—	(24,571)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(1,487)	(1,909)	(849)
Unbilled accounts receivable	106	(518)	(256)
Prepaid expenses and other	(1,010)	53	1,013
Accounts payable and accrued expenses	(1,197)	(32)	(4,820)
Deferred revenues	741	3,709	1,020
Discontinued operations	(650)	1,594	707

Net cash provided by operating activities	1,393	19,811	26,327

Cash flows from investing activities:
Purchases to property and equipment	(227)	(601)	(2,225)
Acquisitions of businesses and other	(17,562)	(36,487)	(146,799)
Proceeds from sale of assets and other	106	211	14,911
Proceeds from sale of discontinued operations	—	—	28,135
Distribution from internet.com venture funds	—	148	105
Discontinued operations	—	—	—

Net cash used in investing activities	(17,683)	(36,729)	(105,873)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	30,337	—
Borrowings under credit facilities	—	13,000	150,212
Debt issuance costs	—	—	(2,030)
Repayment of borrowings under credit facilities	—	(13,000)	(87,999)
Proceeds from exercise of stock options	378	7,200	7,953
Discontinued operations	—	—	—

Net cash provided by financing activities	378	37,537	68,136

Effect of exchange rates on cash	28	(7)	(223)

Net increase (decrease) in cash and cash equivalents	(15,884)	20,612	(11,633)
Cash and cash equivalents, beginning of year	25,451	9,567	30,179

Cash and cash equivalents, end of year	$9,567	$30,179	$18,546

Supplemental disclosures of cash flow:
Cash paid for income taxes	$—	$—	$2,693

Cash paid for interest	$26	$131	$1,654

Non-cash investing activities:
Common stock issued for acquisitions	$1,771	$541	$21,611

Acquisition of property, plant and equipment	$—	$—	$251

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2004 and 2005

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of original images, information and research for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, which serves creative professionals with over 7.0 million images online with brands like BananaStock, Brand X, FoodPix, Botanica, Nonstock, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com and AnimationFactory.com; and JupiterWeb, the online media division of Jupitermedia, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals. Jupitermedia also includes JupiterResearch, an international research advisory organization specializing in business and technology market research in over 30 business areas and vertical markets.

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

Revenue recognition. Jupitermedia generates its revenues from three reportable segments: Online images, Online media and Research.

Online images

Jupiterimages provides creative professionals with online access to photos, clipart, animations, Web graphics, footage clips, fonts and Flash movies. Paid subscription sites include JupiterimagesUnlimited.com, Comstock1700k.com, Photos.com, Ablestock.com, Clipart.com, LiquidLibrary.com, PhotoObjects.net and AnimationFactory.com.

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

Jupiterimages has agreements with a number of distributors of digital images and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to Jupiterimages. Jupiterimages recognizes the revenue from the sale by the distributor based on the amount to be remitted to Jupiterimages from the distributor.

We license a portion of our images to third parties for royalties based on the licensee’s revenues generated by the licensed images. Such amounts are recognized as revenue in the period earned.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

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

E-commerce revenues. Our e-commerce agreements and offerings generally provide for a fixed fee for advertising on our Web sites. We recognize the fixed advertising fees ratably in the period the advertising is displayed provided that no significant company obligations remain and collection of the remaining receivable is probable. Revenues from these agreements are recognized in the period in which they are earned.

Webinar revenues. JupiterWebinars are objective, educational online forums that provide focused research findings and analysis from JupiterResearch, as well as other highly respected analysts, journalists and industry experts. JupiterWebinars are free to qualified professionals. We generate revenue from advertiser sponsorships. Revenue is recognized in the period in which the Webinar occurs.

Paid subscription revenues. Paid subscription services relate to customer subscriptions to our paid e-mail newsletters and services, TheCounter.com, The Guestbook.com, WinDrivers.com and DevXPremierClub which are sold through our networks and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

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

For the Years Ended December 31, 2003, 2004 and 2005

Concentration of credit risk. Financial instruments that potentially subject Jupitermedia to a significant concentration of credit risk consist primarily of cash and accounts receivable. We have no derivative financial instruments or derivative commodity instruments. We invest our excess cash in debt instruments of the U.S. Government and its agencies.

No customer accounted for 10% or more of our consolidated revenues for the years ended December 31, 2003, 2004 or 2005.

Cash and cash equivalents. Jupitermedia considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2005, Jupitermedia had no investments with maturities greater than three months.

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

The provisions of SFAS No. 142 require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We conducted our annual impairment test of goodwill, and determined that there was no impairment of goodwill at December 31, 2005.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

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

Advertising and promotion expense. Jupitermedia expenses advertising and promotion costs as incurred. Advertising and promotion expense was $3.2 million, $3.8 million and $6.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The following table reflects pro forma net income (loss) and basic and diluted earnings (loss) per share had Jupitermedia elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2004	2005
Net income	$1,382	$15,737	$78,399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(5,011)	(3,095)	(2,971)

Pro forma net income (loss)	$(3,629)	$12,642	$75,428

Basic earnings (loss) per share
As reported	$0.05	$0.54	$2.29

Pro forma	$(0.14)	$0.43	$2.21

Diluted earnings (loss) per share
As reported	$0.05	$0.49	$2.15

Pro forma	$(0.14)	$0.40	$2.07

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	2.03%	3.05%	3.93%
Expected Life (in years)	3	3	3
Dividend yield	0%	0%	0%
Expected volatility	121%	71%	58%

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

Jupitermedia will adopt SFAS 123R using the modified prospective transition method, which means that prior period financial statements will not be restated. The impact of our equity compensation plan on our consolidated statement of operations may vary depending on the number of stock options granted and the future price of our common stock. However, we expect that the impact of expensing existing stock options will reduce net income by approximately $0.08 per diluted share in 2006. The impact of SFAS 123R will not have any impact on Jupitermedia’s cash flows or liquidity.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on Jupitermedia’s consolidated financial statements.

3. COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Dilutive earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares that may be issued upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted earnings per share for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2004	2005
Income from continuing operations	$2,707	$14,148	$60,991
Income (loss) from discontinued operations, net of taxes	(1,325)	1,589	1,564
Gain on sale of discontinued operations, net of taxes	—	—	15,844

Net income	$1,382	$15,737	$78,399

Basic weighted average common shares outstanding	25,574	29,381	34,166
Effect of dilutive stock options	1,343	2,420	2,332

Total basic weighted average common shares and dilutive stock options	26,917	31,801	36,498

Earnings Per Share:
Basic
Income from continuing operations	$0.10	$0.48	$1.78

Net income	$0.05	$0.54	$2.29

Diluted
Income from continuing operations	$0.10	$0.44	$1.67

Net income	$0.05	$0.49	$2.15

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2003	2004	2005
Number of anti-dilutive stock options	2,364,947	1,110,066	870,950
Weighted average exercise price	$11.36	$14.80	$18.77

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2004	December 31, 2005
Computer equipment and software	$9,494	$13,533
Buildings	—	3,242
Furniture, fixtures and equipment	1,719	1,925
Land	—	800
Leasehold improvements	382	770

	11,595	20,270
Less: Accumulated depreciation	(9,256)	(10,432)

Property and equipment, net	$2,339	$9,838

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisitions of Dynamic Graphics Group on March 7, 2005, Goodshoot S.A.S. on May 19, 2005, PictureArts Corporation on July 18, 2005 and Bananastock Limited on October 13, 2005, as well as the acquisition of the assets of Animation Factory, Inc. on December 23, 2005. Jupitermedia is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement. See Note 9 for additional disclosure information.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2004
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$15,864	$(930)	$14,934
Customer lists, contracts and relationships	1,668	(352)	1,316
Web site development costs	2,710	(1,649)	1,061
Trademarks	2,635	(2,057)	578
Non-compete agreements	434	(193)	241
Other	188	(188)	—

Total	$23,499	$(5,369)	$18,130

	December 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,602	$(3,531)	$46,071
Customer lists, contracts and relationships	4,484	(915)	3,569
Web site development costs	5,179	(2,431)	2,748
Trademarks	3,053	(2,458)	595
Non-compete agreements	1,549	(647)	902

Total	$63,867	$(9,982)	$53,885

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over seven and fifteen years, customer lists, contracts and relationships are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Non-compete agreements are amortized over the period of the agreements. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31:
2006	$7,326
2007	6,904
2008	6,692
2009	4,810
2010	4,672
Thereafter	23,481

$53,885

Unamortized Intangible Assets

	December 31,
	2004	2005
Domain names	$2,809	$12,914

Total	$2,809	$12,914

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

Goodwill

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2005 are as follows (in thousands):

	Online images	Online media	Research	Total
Balance as of January 1, 2004	$11,475	$7,604	$2,632	$21,711
Goodwill acquired during year	18,980	1,302	—	20,282
Purchase accounting adjustments	309	(336)	—	(27)

Balance as of December 31, 2004	30,764	8,570	2,632	41,966
Goodwill acquired during year	129,683	300	—	129,983
Goodwill disposed during period	—	(1,161)	—	(1,161)
Purchase accounting adjustments	2,595	(791)	—	1,804

Balance as of December 31, 2005	$163,042	$6,918	$2,632	$172,592

Purchase accounting adjustments in 2005 pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of Hemera Technologies, Inc. and the assets of Comstock, Inc., Thinkstock Images and Megapixel.net. Goodwill disposed during the period relates to the sale of Jupitermedia’s ClickZ.com network of Web sites (see Note 10).

6. INVESTMENTS AND OTHER ASSETS

Investments and other assets consisted of the following (in thousands):

	December 31, 2004	December 31, 2005
Debt issuance costs	$—	$667
Investments in internet.com venture fund portfolio companies	171	600
Security deposits	320	541
Long-term prepaid expenses	63	81
Investments in internet.com venture funds	600	57
Other	43	4

Investments and other assets	$1,197	$1,950

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

For the Years Ended December 31, 2003, 2004 and 2005

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

As of December 31, 2003, Jupitermedia had a 14%, 12% and 14% investment in each of Fund I, Fund II and Fund III, respectively. As of December 31, 2004 and 2005, Jupitermedia had a 14% investment in Fund I. Acting as the managing member of the Funds, Jupitermedia has significant influence over the operations of the Funds, and accordingly, Jupitermedia accounts for these investments on the equity basis of accounting, subject to review for impairment.

Jupitermedia is entitled to approximately a 2% management fee for the day-to-day management of the Funds, which amounted to $602,000, $46,000 and $30,000 for the years ended December 31, 2003, 2004 and 2005, respectively. These amounts are included in Revenues in the Consolidated Statements of Operations.

Jupitermedia determined that the declines in value from Jupitermedia’s accounting basis for certain of its investments in internet.com venture fund portfolio companies were other than temporary. During the years ended December 31, 2003, 2004 and 2005, Jupitermedia recognized losses of $21,000, $16,000 and $0, respectively, related to investment impairment. These amounts are a component of Income (loss) on investments and other in the Consolidated Statements of Operations.

7. DEFERRED REVENUES

The components of deferred revenues by segment are as follows (in thousands):

	December 31, 2004	December 31, 2005
Online images	$4,479	$9,683
Research	5,914	6,844
Online media	2,140	2,206

	$12,533	$18,733

8. SEGMENT INFORMATION

Jupitermedia has three reportable segments: Online images, Online media and Research. The following tables summarize the results of the segments of Jupitermedia for the years ended December 31, 2003, 2004 and 2005. Online images consists of the Jupiterimages business that includes Brand X, FoodPix, Botanica, Nonstock, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot Images, ITStockFree, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com and AnimationFactory.com. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com and Graphics.com Networks. Research represents the JupiterResearch division. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 5 for the allocation of goodwill to Jupitermedia’s reportable segments.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

Summary information by segment for the years ended December 31, 2003, 2004 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Revenues:
Online images	$4,018	$22,571	$80,658
Online media	24,992	30,019	33,065
Research	9,101	9,323	10,824
Other	602	46	30

	$38,713	$61,959	$124,577

Cost of revenues and operating expenses:
Online images	$2,092	$9,077	$43,930
Online media	17,379	18,714	6,305
Research	9,112	8,810	9,507
Other	7,490	11,025	20,095

	$36,073	$47,626	$79,837

Operating income (loss):
Online images	$1,926	$13,494	$36,728
Online media	7,613	11,305	26,760
Research	(11)	513	1,317
Other	(6,888)	(10,979)	(20,065)

	$2,640	$14,333	$44,740

Revenues from advertising on Jupitermedia’s Web sites were 51%, 38% and 20% of consolidated revenues for the years ended December 31, 2003, 2004 and 2005, respectively.

Approximately 95%, 95% and 85% of Jupitermedia’s revenues for the years ended December 31, 2003, 2004 and 2005, respectively, were derived from its domestic operations.

9. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

As part of the acquisition of ArtToday, Inc. in June 2003, we were required to make earn-out payments totaling up to a maximum of $4.0 million based on net revenue targets achieved by ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003; for the period from January 1, 2004 to June 30, 2004; and for the period from July 1, 2004 to June 30, 2005. Based on the results of ArtToday, Inc. for the period from July 1, 2003 to December 31, 2003 and from January 1, 2004 to June 30, 2004, the seller, International Microcomputer Software, Inc. (“IMSI”), was paid $1.0 million in February 2004 and $1.0 million in August 2004, which represents the maximum amount that could have been earned for those earn-out periods. Based upon the results of ArtToday, Inc. for the period from July 1, 2004 to June 30, 2005, IMSI was paid $2.0 million during the third quarter of 2005. There are no further payments due related to this acquisition.

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the Thinkstock Acquisition (in thousands):

Accounts receivable, net	$383
Property, plant and equipment	54
Goodwill	438
Image library	3,000
Non-compete agreements	100
Web site development costs	50
Domain names	200
Distributor/customer relationships	320

Total assets acquired	4,545

Accrued payroll and related expenses	(5)

Net assets acquired	$4,540

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with the Thinkstock Acquisition is deductible for tax purposes.

On November 12, 2004, Jupitermedia acquired all of the shares (the “Hemera Acquisition”) of Hemera Technologies Inc., a Canada corporation (“Hemera”), for $7.3 million in cash. The Hemera Acquisition is expected to expand Jupitermedia’s Online images business.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the Hemera Acquisition (in thousands):

Cash and cash equivalents	$283
Accounts receivable, net	438
Prepaid expenses and other	410
Property, plant and equipment	165
Domain names	260
Image library	2,090
Distributor/customer relationships	190
Goodwill	4,530

Total assets acquired	8,366

Accrued payroll and related expenses	(42)
Accrued expenses	(231)
Deferred revenue	(766)

Total liabilities assumed	(1,039)

Net assets acquired	$7,327

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with the Hemera Acquisition is not deductible for tax purposes.

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock valued at $21.6 million when issued. The acquisition of Dynamic Graphics Group is expected to expand Jupitermedia’s Online images business.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the acquisition of Dynamic Graphics Group (in thousands):

Cash and cash equivalents	$1,334
Accounts receivable, net	5,015
Prepaid expenses and other	713
Property, plant and equipment	5,724
Domain names	3,900
Image library	840
Customer relationships	280
Supplier contracts	300
Subscriber base	460
Web site development costs	1,120
Goodwill	52,914
Deferred income taxes	1,864

Total assets acquired	74,464

Accounts payable	(8,900)
Accrued payroll and related expenses	(547)
Accrued expenses	(2,142)
Deferred revenue	(3,049)

Total liabilities assumed	(14,638)

Net assets acquired	$59,826

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of Dynamic Graphics Group is subject to refinement. A portion of the goodwill associated with acquisition of Dynamic Graphics Group is not deductible for tax purposes.

On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S (“Goodshoot”) for $9.9 million in cash. Goodshoot, based in Annecy-le-Vieux, France, is a leading resource for royalty free digital images for business users and creative professionals. The acquisition of Goodshoot is expected to expand Jupitermedia’s Online images segment.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the acquisition of Goodshoot (in thousands):

Cash and cash equivalents	$1,397
Accounts receivable, net	311
Prepaid expenses and other	120
Property, plant and equipment	41
Domain names	643
Image library	2,476
Non-compete	495
Web site development costs	257
Goodwill	5,826
Other assets	16

Total assets acquired	11,582

Accounts payable	(164)
Accrued payroll and related expenses	(208)
Accrued expenses	(144)
Deferred income taxes	(1,150)

Total liabilities assumed	(1,666)

Net assets acquired	$9,916

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of Goodshoot is subject to refinement. The goodwill associated with acquisition of Goodshoot is not deductible for tax purposes.

On July 18, 2005, Jupitermedia acquired PictureArts Corporation (“PictureArts”) for $63.2 million in cash, subject to certain post-closing adjustments. The acquisition includes PictureArts’ brands: Brand X Pictures, FoodPix, Botanica and Nonstock, as well as its image distribution business. The acquisition of PictureArts is expected to expand Jupitermedia’s Online images segment.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The following table summarizes the preliminary purchase price allocation of the acquisition of PictureArts (in thousands):

Cash and cash equivalents	$2,678
Accounts receivable, net	3,717
Taxes receivable	2,057
Prepaid expenses and other	82
Property, plant and equipment	1,500
Domain names	2,500
Image library	10,000
Web site development costs	100
Non-compete agreements	500
Goodwill	51,487

Total assets acquired	74,621

Accounts payable	(4,311)
Accrued payroll and related expenses	(399)
Accrued expenses	(45)
Deferred taxes	(6,478)
Other long-term debts	(136)

Total liabilities assumed	(11,369)

Net assets acquired	$63,252

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of PictureArts is subject to refinement. The goodwill associated with acquisition of PictureArts is not deductible for tax purposes.

On October 13, 2005, Jupitermedia acquired all of the shares of Bananastock Limited (“BananaStock”) for $19.1 million in cash, subject to certain post-closing adjustments. BananaStock, based in Oxfordshire, United Kingdom, is a resource for royalty free digital images for business users and creative professionals. The acquisition of BananaStock is expected to expand Jupitermedia’s Online images segment.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The following table summarizes the preliminary purchase price allocation of the acquisition of BananaStock (in thousands):

Cash and cash equivalents	$1,774
Accounts receivable, net	1,350
Prepaid expenses and other	193
Property, plant and equipment	139
Domain names	1,757
Image library	9,662
Web site development costs	527
Customer lists	878
Goodwill	8,352

Total assets acquired	24,632

Accounts payable	(236)
Accrued payroll and related expenses	(321)
Accrued expenses	(576)
Income taxes payable	(485)
Deferred income taxes	(3,895)

Total liabilities assumed	(5,513)

Net assets acquired	$19,119

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of BananaStock is subject to refinement. The goodwill associated with acquisition of BananaStock is not deductible for tax purposes.

On December 23, 2005, Jupitermedia acquired the assets of Animation Factory, Inc. (“Animation Factory”) for $9.35 million in cash and the assumption of certain liabilities. Animation Factory, based in Sioux Falls, South Dakota, offers paid online subscriptions for royalty-free 3D clip art, animated graphics, video backgrounds, Microsoft PowerPoint templates, and e-mail, and Web page backgrounds for business and personal use. The acquisition of the assets of Animation Factory is expected to expand Jupitermedia’s Online images segment.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The following table summarizes the preliminary purchase price allocation of the acquisition of Animation Factory (in thousands):

Accounts receivable, net	$14
Property, plant and equipment	32
Domain names	200
Image library	5,143
Web site development costs	100
Goodwill	4,569

Total assets acquired	10,058

Deferred revenue	(708)

Total liabilities assumed	(708)

Net assets acquired	$9,350

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of Animation Factory is subject to refinement. The goodwill associated with acquisition of Animation Factory is deductible for tax purposes.

On August 5, 2005, Jupitermedia sold its Search Engine Strategies events and its ClickZ.com Network of Web sites (collectively known as “SES”) to Incisive Media plc, a London Stock Exchange listed media company, for $43.0 million in cash, subject to certain post-closing adjustments. The carrying value of the net assets of SES at the time of sale was $727,000 and the sale of SES resulted in a gain of $29.1 million, net of income taxes. As a result of the sale of the Search Engine Strategies events, the Events segment is now reflected as a discontinued operation in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the year ended December 31, 2005 was net of income taxes of $1.6 million. The gain on the sale of discontinued operations for the year ended December 31, 2005 was net of income taxes of $15.8 million. Prior year financial results have been adjusted to reflect Jupitermedia’s Events segment as a discontinued operation.

The following table summarizes the revenue and income (loss) before income taxes of discontinued operations (in thousands):

	2003	2004	2005
Revenue	$8,278	$9,928	$9,465
Income (loss) before income taxes	(1,325)	1,588	2,358

Assets and liabilities of discontinued operations were as follows (in thousands):

December 31, 2004
Current assets	$1,741
Goodwill	48

Assets of discontinued operations	$1,789

Accounts payable and accrued expenses	$731
Deferred revenues	2,160

Liabilities of discontinued operations	$2,891

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The following table summarizes Jupitermedia’s additional acquisitions during the years ended December 31, 2003, 2004 and 2005 (dollars in thousands):

	Year Ended December 31,
	2003	2004	2005
Number of acquisitions	5	3	4

Total aggregate purchase price	$337	$1,300	$5,811

The results of Dynamic Graphics Group, Goodshoot, PictureArts, BananaStock and Animation Factory have been included in the Consolidated Condensed Financial Statements of Jupitermedia since March 7, 2005, May 19, 2005, July 18, 2005, October 13, 2005 and December 23, 2005, respectively.

The unaudited pro forma information below presents results of operations as if the acquisitions of Dynamic Graphics Group, Goodshoot, PictureArts and BananaStock had occurred on the first day of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005
Revenues	$132,937	$153,654

Net income (loss)	$23,335	$78,938

Basic earnings (loss) per share	$0.83	$2.31

Diluted earnings (loss) per share	$0.77	$2.16

10. CREDIT FACILITIES

On March 7, 2005, in connection with its acquisition of Dynamic Graphics Group, Jupitermedia entered into a Credit Agreement (the “Original Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), which provided for a $20.0 million senior term loan, of which $20.0 million was outstanding as of June 30, 2005.

On July 18, 2005, Jupitermedia entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with JPMorgan, as Administrative Agent and lender. The Amended and Restated Credit Agreement amended and restated the Original Credit Agreement. The Amended and Restated Credit Agreement provided for a $90.0 million senior credit facility (comprised of a $30.0 million term loan facility, a $10.0 million revolving credit facility and a $50.0 million bridge facility), and replaced the senior term loan provided under the Original Credit Agreement. The bridge loan and the term loan were fully drawn on the effective date of the Amended and Restated Credit Agreement. In addition, the Amended and Restated Credit Agreement required mandatory prepayment of the term loan out of certain proceeds received by Jupitermedia or its subsidiaries from equity issuances, the incurrence of certain indebtedness and the sale of assets. Proceeds from the Amended and Restated Credit Agreement were used to refinance borrowings under the Original Credit Agreement, to finance the acquisition of PictureArts on July 18, 2005 (see Note 9), for working capital needs and general corporate purposes.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The borrowings under the bridge facility have been repaid in full. Jupitermedia used $42.0 million of proceeds from the sale of SES on August 5, 2005, to pay down the bridge facility. In addition, Jupitermedia borrowed $8.0 million under the revolving credit facility and used the proceeds to repay the remaining borrowings under the bridge facility.

On October 5, 2005, Jupitermedia entered into a First Amendment, Waiver and Consent, dated as of October 5, 2005 (the “Amendment”), to the Amended and Restated Credit Agreement. The Amendment provided for an increase in the amount available for borrowing under the revolving credit facility from $10.0 million to $30.0 million. Proceeds from the increased revolving credit facility were to be used to financial future acquisitions, for working capital needs and for general corporate purposes.

On October 6, 2005, Jupitermedia borrowed an aggregate of $17.8 million under the revolving credit facility included in the Amended and Restated Credit Agreement. Proceeds from the loan were used to finance the acquisition of BananaStock Limited on October 13, 2005.

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JP Morgan, as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). At Jupitermedia’s option, loans bear interest at a rate per annum equal to (i) the Adjusted LIBOR Rate, plus a margin of between 1.50% and 2.75%, depending on Jupitermedia’s ratio of consolidated indebtedness to consolidated EBITDA as calculated pursuant to the Credit Agreement (the “Leverage Ratio”), or (ii) the prime rate, as announced from time to time by JP Morgan, plus a margin of between 0.50% and 1.75%, depending on the Leverage Ratio. If an Event of Default has occurred and is continuing under the Credit Agreement, JP Morgan may declare the loans and all other obligations under the Credit Agreement immediately due and payable. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to (i) in the case of overdue principal of any loan, 2% plus the rate otherwise applicable to such loan or (ii) in the case of any other amount, 2% plus the rate applicable to prime rate loans. In addition, Jupitermedia is required to pay a commitment fee at a rate per annum of between 0.25% and 0.50%, depending on the Leverage Ratio, on the average daily amount of the unused revolving credit facility commitments. In addition, the Credit Agreement requires mandatory prepayment with a portion of the net cash proceeds of certain equity offerings, asset sales and recovery events, subject to certain reinvestment rights in the case of asset sales, and all the net cash proceeds of certain indebtedness. Proceeds from the Credit Agreement will be used to refinance borrowings under the Amended and Restated Credit Agreement, for working capital needs and general corporate purposes.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants including, among others, limitations on incurrence of additional indebtedness, limitations on mergers and asset sales, limitations on investments, guarantees and acquisitions, other than Permitted Acquisitions (as defined in the Credit Agreement), limitations on dividends, share redemptions and other restricted payments, and limitations on the amount of capital expenditures. The Credit Agreement also includes a leverage ratio covenant, a covenant prohibiting Consolidated Adjusted Net Income (as defined in the Credit Agreement) from being negative in each of any two fiscal quarters during any period of four fiscal quarters and a minimum net worth covenant. Jupitermedia is in compliance with its debt covenants relating to the Credit Agreement as of December 31, 2005.

The Credit Agreement contains customary events of default, including among others, non payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with other indebtedness, a Change of Control (as defined in the Credit Agreement),

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

certain undischarged judgments, material adverse change or the occurrence of certain bankruptcy or ERISA events. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable. A bankruptcy event of default causes such obligations automatically to become immediately due and payable. The future minimum payments under the Credit Agreement are $16.0 million, $16.0 million and $30.2 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

12. INCOME TAXES

Jupitermedia’s income tax provision (benefit) for each of the years presented is determined in accordance with SFAS No. 109.

Income before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2003	2004	2005
United States	$3,639	$14,225	$37,445
Foreign	(714)	331	4,179

Income before taxes	$2,925	$14,556	$41,624

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The components of income tax provision for continuing operations as shown in the Consolidated Statements of Operations are as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Current tax provision
Federal	$—	$—	$—
State and local	—	219	394
Foreign	—	14	1,501

Total current tax provision	—	233	1,895

Deferred tax provision (benefit)
Federal	—	48	(17,027)
State and local	—	7	(3,838)
Foreign	—	—	(173)

Total deferred tax provision (benefit)	—	55	(21,038)

Income tax provision (benefit)	$—	$288	$(19,143)

A summary of Jupitermedia’s deferred tax assets and liabilities as of December 31, 2004 and 2005 is as follows (in thousands):

	Year Ended December 31,
	2004	2005
Deferred income tax assets:
Net operating losses	$13,982	$6,579
Amortization and impairment of intangible assets	25,854	12,819
Capital loss carry forward	1,003	1,088
Reserves recorded for financial reporting purposes	909	549
Depreciation of property and equipment	391	—

Total deferred income tax assets	42,139	21,035
Less: valuation allowance	(42,139)	(2,652)

Net deferred income tax assets	—	18,383

Deferred income tax liabilities:
Amortization of intangible assets	(121)	(6,447)
Depreciation of property and equipment	—	(2,122)
Other	—	(677)

Total deferred income tax liabilities	(121)	9,246

Net deferred income tax assets (liabilities)	$(121)	$9,137

In connection with the gain on the sale of the Search Engine Strategies events and the ClickZ.com network of Web sites, Jupitermedia utilized its remaining federal operating loss carryforwards and accordingly, reversed a valuation allowance of $14.1 million related to net operating loss carryforwards during the year ended December 31, 2005.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

During 2005, Jupitermedia determined that it is more likely than not that the remaining deferred tax assets, consisting primarily of amortization and impairment of intangible assets, will be realized. As a result, Jupitermedia recorded a reversal of the valuation allowance of $27.0 million related to its remaining deferred tax assets during the year ended December 31, 2005. Included in this amount is $4.6 million related to tax benefits from employee stock option purchases. The benefit for this portion of the valuation allowance reversal was credited to additional paid-in capital.

Our deferred tax assets at December 31, 2005 with respect to net operating losses expire as follows (in thousands):

	Deferred Tax Asset	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2020 and 2024	$3,819	$10,913
United States (State), expiring between 2007 and 2024	1,196	15,679
Foreign, expiring between 2008 and 2011	1,203	8,576
Foreign, indefinite	361	1,632

Total	$6,579	$36,800

Jupitermedia’s domestic net operating losses are subject to limitation on future utilization under IRC Section 382, which imposes limitations on the availability of a corporation’s net operating losses after a more than 50 percentage point ownership change occurs. All remaining net operating losses carried forward were incurred by Dynamic Graphics Group prior to being acquired by Jupitermedia. Therefore, both entities experienced 100% ownership changes during 2005. The utilization of these losses to offset Jupitermedia’s taxable income in future periods is limited to specific amounts in each year based on a formula prescribed by Internal Revenue Code Section 382, which formula is based on the value of the acquired loss companies as of the ownership change date. These limitation amounts have not been definitively determined, however it is not expected that such limitations will restrict Jupitermedia from utilizing the net operating loss carryforwards prior to their expiration. The loss imitation calculation cannot be definitively determined until the purchase price allocation relating to these acquisitions is finalized in the first quarter of 2006.

A reconciliation setting forth the difference between the amount of taxes computed at Jupitermedia’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Income tax expense based on federal statutory rate	$484	$5,508	$14,647
State and local tax expense, net of U.S. federal income tax	77	1,035	2,373
Change in valuation allowance	(596)	(6,389)	(36,459)
Non-deductible expenses	35	54	65
Foreign rate differential	—	80	(165)
Other	—	—	396

	$—	$288	$(19,143)

Deferred U.S. federal income taxes are not provided for un-remitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

13. COMMITMENTS AND CONTINGENCIES

Jupitermedia has entered into various operating leases for each of its office facilities. Generally under the lease agreements, Jupitermedia is obligated to pay a proportionate share of all utility costs for these premises. Rent expense, net of sublease income, for leased facilities was $1.0 million, $1.4 million and $2.1 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2006	$2,408
2007	1,223
2008	659
2009	418
2010	126
Thereafter	54

Total minimum payments	$4,888

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2005 are $54,000.

Jupitermedia has employment agreements with both its President and Chief Operating Officer and its Executive Vice President and Chief Financial Officer. The former provides twelve months of severance to be paid upon termination and the latter provides six months of severance to be paid upon termination due to a change of ownership.

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

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit in the Superior Court of the State of California, County of San Francisco, on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on its Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related Web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity. Jupitermedia intends to vigorously defend itself.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

14. EMPLOYEE BENEFIT PLAN

Jupitermedia has three defined contribution plans, which qualify under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Jupitermedia may also make contributions each year for the benefit of all eligible employees under the plans. There were no discretionary contributions for the years ended December 31, 2003 and 2004. Discretionary contributions to plans inherited as part of our acquisitions totaled $211,000 in 2005 and are included in selling, general and administrative expenses.

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

Each stock option has a ten-year term from date of grant and vests equally on each of the first three anniversaries of their respective grant dates. The plan will terminate on April 15, 2009. As of December 31, 2005, there were 975,016 options remaining available for future issuance under this plan.

A summary of the status of Jupitermedia’s stock option plan as of December 31, 2003, 2004 and 2005 and changes during the years ending December 31, 2003, 2004 and 2005 are presented below:

	December 31, 2003		December 31, 2004		December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,645,589	$6.33	7,249,633	$5.50	5,636,020	$7.71
Granted	2,456,352	3.36	1,488,750	12.55	894,500	17.83
Exercised	(191,515)	1.97	(2,519,471)	3.45	(1,070,947)	7.06
Forfeited	(660,793)	5.67	(582,892)	11.29	(272,157)	9.41

Outstanding at end of year	7,249,633	$5.50	5,636,020	$7.71	5,187,416	$9.50

Options exercisable at end of year	3,495,394	$8.24	2,687,982	$7.58	3,861,833	$8.93

Weighted average fair value of options granted during the year		$2.43		$5.30		$8.22

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	2.03%	3.05%	3.93%
Expected life (in years)	3	3	3
Dividend yield	0%	0%	0%
Expected volatility	121%	71%	58%

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options at December 31, 2005	Weighted-Average Remaining Years of Contractual Life	Weighted-Average Exercise Price	Number of Options at December 31, 2005	Weighted-Average Exercise Price
$0.97-$1.24	109,876	5.73	$0.97	109,876	$0.97
1.82-2.17	141,394	6.60	2.06	141,394	2.06
2.28-3.24	1,690,963	7.17	3.07	1,510,715	3.04
3.29-4.73	185,792	7.59	4.23	146,062	4.22
5.11-10.30	251,104	5.07	6.52	248,979	6.50
11.11-18.03	2,727,487	7.85	14.36	1,624,007	15.48
18.61-23.76	61,050	7.12	20.23	61,050	20.23
30.91-37.09	6,500	4.12	35.63	6,500	35.63
40.69-58.69	13,250	4.12	49.29	13,250	49.29

	5,187,416	7.38	$9.50	3,861,833	$8.93

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

During 2005, Jupitermedia’s Board of Directors granted lifetime post-employment medical benefits to Jupitermedia’s Chairman and Chief Executive Officer and his spouse. The cost accrued for these benefits for year ended December 31, 2005 was approximately $35,000 and is included in general and administrative benefits in the accompanying consolidated statement of operations.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2003, 2004 and 2005

17. QUARTERLY FINANCIAL SUMMARY (unaudited)

Quarters Ended

(in thousands, except per share data)

2004	March 31	June 30	September 30	December 31	Total
Revenues	$12,031	$16,005	$15,779	$18,144	$61,959
Gross profit	$7,257	$10,677	$10,402	$12,511	$40,847
Net income	$1,637	$3,509	$5,059	$5,532	$15,737
Basic earnings per share (a)	$0.06	$0.13	$0.16	$0.17	$0.54
Diluted earnings per share (b)	$0.06	$0.11	$0.15	$0.16	$0.49

2005	March 31	June 30	September 30	December 31	Total
Revenues	$22,266	$31,876	$34,351	$36,084	$124,577
Gross profit	$14,570	$20,077	$22,873	$24,782	$82,302
Net income	$5,546	$7,036	$60,378	$5,439	$78,399
Basic earnings per share (a)	$0.17	$0.21	$1.74	$0.16	$2.29
Diluted earnings per share (b)	$0.16	$0.19	$1.62	$0.15	$2.15

(a)	Earnings (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic earnings (loss) per share amounts exceeds the total for the year in 2004 and 2005.
(b)	Earnings per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly diluted earnings per share amounts exceeds the total for the year in 2004 and 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Report on Internal Control Over Financial Reporting on page 45 of this Annual Report on Form 10-K.

Changes in Internal Controls. No change in our internal controls over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006. Jupitermedia has adopted a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, the text of which it has posted on its Web site www.jupitermedia.com.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See Jupitermedia Corporation—Index to Consolidated Financial Statements at Item 8 on page 43 of this report.

(2) Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts

(3) Index to Exhibits

Exhibit Number	Description
2.1	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (2)

3.2	Registrant’s Amended and Restated Bylaws (3)

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock (1)

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (1)

10.2†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of February 27, 2003) (2)

10.3†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998 (1)

10.4†	Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998 (1)

10.5	Asset Purchase Agreement, by and among Jupitermedia Corporation, Jupiter Media Metrix, Inc. and Jupiter Communications Inc., dated as of June 20, 2002. (4)

10.6	Stock Purchase Agreement, by and between ArtToday, Inc. and Jupitermedia Corporation, dated as of June 24, 2003(5)

10.7	Asset Purchase Agreement, by and between DevX.com, Inc. and Jupitermedia Corporation, dated as of July 11, 2003(6)

10.8	Asset Purchase Agreement, dated as of April 1, 2004, by and among Jupitermedia Corporation, Comstock, Inc. and, with regard to certain provisions, Henry Scanlon, Matthias Bowman, Judy Curiale, Michael Stuckey and Edward Gronske (7)

10.9	Asset Purchase Agreement, dated July 28, 2004, between Thinkstock, LLC and ArtToday, Inc., a wholly owned subsidiary of Jupitermedia Corporation (8)

10.10	Share Purchase Agreement, dated November 12, 2004, between Hemera Technologies Inc. and Jupiterimages Corporation, a wholly-owned subsidiary of Jupitermedia Corporation (9)

10.11	Equity Purchase Agreement, dated as of February 12, 2005, by and among Jupitermedia Corporation, Jupiterimages Corporation, Creatas, L.L.C., Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation and the members of certain sellers identified on the signature pages thereto (10)

Exhibit Number	Description

10.12	Credit Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender, and such other financial institutions as may from time to time become party thereto as lenders (10)
10.13	Guaranty Agreement, dated March 7, 2005, among Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.14	Security Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.15	Pledge Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.16	Registration Rights Agreement, dated as of March 7, 2005, by and among Jupitermedia Corporation, Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation, David Moffly and Stoneybrook Creatas Investors (10)

10.17	Stock Purchase Agreement, dated as of June 30, 2005, by and among Jupiterimages Corporation, Jeffery Burke and Lorraine Triolo (11)

10.18	Amended and Restated Credit Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, and such other financial institutions as may from time to time become party thereto as lenders (12)

10.19	Amended and Restated Guaranty Agreement, dated July 18, 2005, by and among Jupitermedia Corporation’s material subsidiaries party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as administrative agent (12)

10.20	Amended and Restated Security Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, the material subsidiaries party thereto and JPMorgan Chase Bank, N.A., as administrative agent (12)

10.21	Amended and Restated Pledge Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, the material subsidiaries party thereto and JPMorgan Chase Bank, N.A., as administrative agent (12)

10.22	Asset Purchase Agreement, dated as of August 2, 2005, by and between Jupitermedia Corporation and Incisive Media plc (13)

10.23	First Amendment, Waiver and Consent, dated as of October 5, 2005 by and among Jupitermedia Corporation and JPMorgan Chase Bank, N.A., as administrative agent and lender (14)

10.24	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Bananastock Limited, dated October 13, 2005, by and between Catherine Sara Yeulet and JupiterImages (UK) Limited (15)

10.25	Credit Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, LaSalle Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender, and such other financial institutions as may from time to time become party thereto as lenders (14)

10.26	Guaranty Agreement, dated December 22, 2005, by and among Jupitermedia Corporation’s Material Subsidiaries party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (14)

Exhibit Number	Description

10.27	Security Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, the Material Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (14)

10.28	Pledge Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, the Material Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (14)

10.29	Asset Purchase Agreement, dated as of December 23, 2005, by and among JupiterImages Corporation, an Arizona corporation, VA Software Corporation, a Delaware corporation, and Animation Factory, Inc., a Delaware corporation and wholly-owned subsidiary of VA Software Corporation (14)

11.1	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to financial statements)

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999
(2)	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004
(3)	Incorporated herein by reference to the Registrant’s Form S-3/A filed on April 12, 2004
(4)	Incorporated herein by reference to the Registrant’s Form 10-Q filed on August 14, 2002
(5)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2003
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 16, 2003
(7)	Incorporated herein by reference to the Registrant’s Form 8-K filed on April 2, 2004
(8)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 2, 2004
(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed on November 18, 2004
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 9, 2005
(11)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2005.
(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 20, 2005.
(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 2, 2005.
(14)	Incorporated herein by reference to the Registrant’s Form 8-K filed on October 12, 2005.
(15)	Incorporated herein by reference to the Registrant’s Form 8-K filed on October 19, 2005.
(16)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 28, 2005.
†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2006

Jupitermedia Corporation

By:	/s/ ALAN M. MECKLER
Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ CHRISTOPHER S. CARDELL Christopher S. Cardell	President, Chief Operating Officer and Director	March 16, 2006

/s/ CHRISTOPHER J. BAUDOUIN Christopher J. Baudouin	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ GILBERT F. BACH Gilbert F. Bach	Director	March 16, 2006

/s/ MICHAEL J. DAVIES Michael J. Davies	Director	March 16, 2006

/s/ JOHN R. PATRICK John R. Patrick	Director	March 16, 2006

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director	March 16, 2006

Schedule II—Valuation and Qualifying Accounts

Jupitermedia Corporation

(in thousands)

Description	Balance at December 31, 2002	Additions Charged to Operating Expenses	Other Deductions	Balance at December 31, 2003	Deductions from Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2004	Additions Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2005
Allowance for doubtful accounts	$1,056	$205	$(313)	$948	$(134)	$152	$—	$966	$3	$1,016	$—	$1,985
Deferred tax asset valuation allowance	42,399	325	—	42,724	—	—	(585)	42,139	(36,459)	1,564	(4,592)	2,652