Form 10-Q
period 2006-03-31
JUPITERMEDIA CORP
filed 2006-05-10
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 000-26393

Jupitermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Old Kings Highway South Darien, Connecticut	06820
(Address of principal executive offices)	(Zip Code)

(203) 662-2800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 5, 2006 was 35,326,437.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2005 and March 31, 2006

(in thousands, except share and per share amounts)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$18,546	$26,637
Accounts receivable, net of allowances of $1,935 and $1,648, respectively	20,640	23,309
Prepaid expenses and other	3,517	3,723
Deferred income taxes	425	797
Assets of discontinued operations	8,763	—

Total current assets	51,891	54,466

Property and equipment, net of accumulated depreciation of $10,211 and $11,027, respectively	9,807	10,736
Intangible assets, net	66,799	74,120
Goodwill	169,960	177,474
Deferred income taxes	8,690	6,484
Investments and other assets	1,766	2,248

Total assets	$308,913	$325,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,552	$6,080
Accrued payroll and related expenses	2,390	2,357
Accrued expenses and other	13,287	13,978
Current portion of long-term debt	16,000	16,000
Deferred revenues	11,743	12,453
Liabilities of discontinued operations	7,211	—

Total current liabilities	57,183	50,868

Long-term debt	46,214	57,214
Deferred revenues	156	182

Total liabilities	103,553	108,264

Commitments on contingencies (see notes)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 34,937,025 and 35,205,197 shares issued at December 31, 2005 and March 31, 2006, respectively	349	352
Additional paid-in capital	251,919	254,417
Accumulated deficit	(45,291)	(36,100)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	(1,511)	(1,299)

Total stockholders’ equity	205,360	217,264

Total liabilities and stockholders’ equity	$308,913	$325,528

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2005 and 2006

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2006
Revenues	$19,711	$33,941

Cost of revenues (exclusive of items shown separately below)	6,256	11,925
Advertising, promotion and selling	3,369	7,166
General and administrative	3,144	6,231
Depreciation	278	653
Amortization	829	2,271

Total operating expenses	13,876	28,246

Operating income	5,835	5,695

Income (loss) on investments and other, net	(30)	73
Interest income	119	117
Interest expense	(88)	(1,319)

Income before income taxes, minority interests and equity income from investments, net	5,836	4,566
Provision for income taxes	678	1,715
Minority interests	(23)	(9)
Equity income from investments, net	—	(9)

Income from continuing operations	5,135	2,833
Income from discontinued operations, net of taxes	411	67
Gain on sale of discontinued operations, net of taxes	—	6,291

Net income	$5,546	$9,191

Earnings per share:
Basic
Income from continuing operations	$0.16	$0.08

Net income	$0.17	$0.26

Diluted
Income from continuing operations	$0.14	$0.08

Net income	$0.16	$0.25

Shares used in computing earnings per share:
Basic	32,733	35,111

Diluted	35,693	36,735

See notes to consolidated financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2006

(in thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Income from continuing operations	$5,135	$2,833
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,107	2,924
Stock-based compensation	—	761
Provision (benefit) for losses on accounts receivable	(38)	(9)
Minority interests	23	9
Equity loss from investments, net	—	9
(Income) loss on investments and other, net	30	(73)
Deferred income taxes	—	589
Excess tax benefit from stock-based compensation	—	(636)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	1,580	(3,000)
Prepaid expenses and other	265	(241)
Accounts payable and accrued expenses	(2,830)	(3,223)
Deferred revenues	(586)	736
Discontinued operations	2,532	1,110

Net cash provided by operating activities	7,218	1,789

Cash flows from investing activities:
Purchases of property and equipment	(221)	(492)
Acquisitions of businesses and other	(37,830)	(15,591)
Proceeds from sales of assets and other	—	152
Proceeds from sale of discontinued operations	—	9,600
Discontinued operations	—	—

Net cash used in investing activities	(38,051)	(6,331)

Cash flows from financing activities:
Borrowings under credit facilities	20,000	15,000
Debt issuance costs	(75)	(12)
Repayment of borrowings under credit facilities	—	(4,000)
Proceeds from exercise of stock options	330	1,027
Excess tax benefit from stock-based compensation	—	636
Discontinued operations	—	—

Net cash provided by financing activities	20,255	12,651

Effects of exchange rates on cash	(15)	(18)

Net increase (decrease) in cash and cash equivalents	(10,593)	8,091
Cash and cash equivalents, beginning of period	30,179	18,546

Cash and cash equivalents, end of period	$19,586	$26,637

Supplemental disclosures of cash flow:
Cash paid for income taxes	$227	$5,069

Cash paid for interest	$5	$1,201

Non-cash investing activities:
Common stock issued for acquisitions	$21,611	$—

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2006

(unaudited)

1.    THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of original images and online information for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, which serves creative professionals with over 7.0 million images online with brands like BananaStock, Brand X, FoodPix, Botanica, Nonstock, The Beauty Archive, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com and AnimationFactory.com; and JupiterWeb, the online media division of Jupitermedia, operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals.

2.    BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statements of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3.    ACCOUNTING FOR SHARE-BASED COMPENSATION

Effective January 1, 2006, Jupitermedia adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires Jupitermedia to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, Jupitermedia utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to Jupitermedia’s employees was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Jupitermedia’s policy is to grant stock options with an exercise price equal to or greater than the fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.

Jupitermedia adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, Jupitermedia will amortize share-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. Jupitermedia estimates forfeitures at the date of grant based on Jupitermedia’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.

The adoption of SFAS 123R reduced our basic and diluted earnings per share by $0.01 for the three months ended March 31, 2006. Total share-based compensation expense recognized in continuing and discontinued operations was $761,000 and $77,000, respectively, for the three months ended March 31, 2006, which is before an income tax benefit of $350,000, resulting in a decrease to net income of $488,000.

The following table shows the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (amounts in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income	$5,546
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,072)

Pro forma net income	$4,474

Basic earnings per share
As reported	$0.17

Pro forma	$0.14

Diluted earnings per share
As reported	$0.16

Pro forma	$0.13

As of March 31, 2006, there was approximately $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 7.6 months.

No stock options were issued during the first quarter of 2006. The fair value of Jupitermedia stock options issued in the first quarter of 2005 was estimated at the date of grant using the Black-Scholes multiple option valuation model utilizing the following assumptions: expected volatility of 57%, a risk free rate of return of 3.66%, and expected life of three years and no expected dividend.

The expected stock price volatility is based on a combination of historical volatility of Jupitermedia’s stock and the implied volatility of its traded options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

Each stock option has a ten year term from date of grant except for stock options granted to the Chairman and Chief Executive Officer, which have a five year term. All stock option grants vest equally on each of the first three anniversaries of their respective grant dates. The plan will terminate on April 15, 2009. As of March 31, 2006, there were 986,880 options remaining for future issuance under this plan.

The following table summarizes option activity during the three months ended March 31, 2006:

Shares in Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,187,416	$9.50
Granted	—	—
Exercised	(262,669)	3.95
Forfeited or expired	(11,864)	10.69

Outstanding at March 31, 2006	4,912,883	$9.81	6.36	$40,160

Exercisable at March 31, 2006	3,285,978	$10.25	6.29	$25,397

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $17.98 as of the last business day of the period ended March 31, 2006.

During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was $3.4 million.

4.    COMPUTATION OF EARNINGS PER SHARE

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

Computations of basic and diluted earnings per share for the three months ended March 31, 2005 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2006
Income from continuing operations	$5,135	$2,833
Income from discontinued operations, net of taxes	411	67
Gain on sale of discontinued operations, net of taxes	—	6,291

Net income	$5,546	$9,191

Basic weighted average common shares outstanding	32,733	35,111
Effect of dilutive stock options	2,960	1,624

Total basic weighted average common shares and dilutive stock options	35,693	36,735

Earnings Per Share:
Basic
Income from continuing operations	$0.16	$0.08

Net income	$0.17	$0.26

Diluted
Income from continuing operations	$0.14	$0.08

Net income	$0.16	$0.25

The following table summarizes the number of outstanding stock options excluded for the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2005	2006
Number of anti-dilutive stock options	77	872
Weighted average exercise price	$26.50	$18.73

5.    INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisitions of Goodshoot S.A.S. on May 19, 2005, PictureArts Corporation on July 18, 2005, BananaStock Limited on October 13, 2005 and the assets of Animation Factory, Inc. on December 23, 2005. Jupitermedia is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,602	$(3,531)	$46,071
Customer lists	4,484	(915)	3,569
Web site development costs	5,179	(2,431)	2,748
Trademarks	3,053	(2,458)	595
Non-compete agreements	1,549	(647)	902

Total	$63,867	$(9,982)	$53,885

	March 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$56,180	$(4,753)	$51,427
Customer lists	5,028	(1,180)	3,848
Web site development costs	5,648	(2,865)	2,783
Supplier contracts	593	(98)	495
Trademarks	3,284	(2,558)	726
Non-compete agreements	1,485	(769)	716

Total	$72,218	$(12,223)	$59,995

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over periods ranging from seven to fifteen years, customer lists and supplier contracts are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Non-compete agreements are amortized over the period of the agreements.

Amortization expense related to intangible assets subject to amortization was approximately $2.3 million for the three months ended March 31, 2006. Estimated annual amortization expense for the next five years, including the remainder of 2006, is expected to be as follows (in thousands):

Year Ending December 31,
2006	$6,169
2007	7,482
2008	6,989
2009	5,387
2010	5,134
Thereafter	28,834

$59,995

Unamortized Intangible Assets

	December 31, 2005	March 31, 2006
Domain names	$12,914	$14,125

Total	$12,914	$14,125

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2006, are as follows:

	Online Images	Online Media	Total
Balance as of December 31, 2005	$163,042	$6,918	$169,960
Goodwill acquired during period	6,466	—	6,466
Purchase accounting adjustments	1,048	—	1,048

Balance as of March 31, 2006	$170,556	$6,918	$177,474

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with the acquisitions of Goodshoot S.A.S. and PictureArts Corporation.

6.    DISPOSITION AND DISCONTINUED OPERATIONS

On March 28, 2006, Jupitermedia sold its JupiterResearch division for $10.1 million in cash, of which $500,000 is being held in escrow, and the assumption of certain liabilities by the purchaser, subject to certain post-closing adjustments. The purchaser is JupiterResearch, LLC a subsidiary of JupiterKagan, Inc., which is a portfolio company of MCG Capital Corporation (Nasdaq: MCGC). The carrying value of the net assets of the JupiterResearch division at the time of sale was $615,000 and the sale of the JupiterResearch division resulted in a gain of $6.2 million, net of income taxes of $2.8 million. As a result of the sale of the JupiterResearch division, the Research segment is now reflected as a discontinued operation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the three months ended March 31, 2006 was net of income taxes of $48,000. Prior year financial results have been presented to reflect Jupitermedia’s Research segment as a discontinued operation.

The following table summarizes the revenue and income before income taxes of the discontinued Research operation (in thousands):

	Three Months Ended March 31,
	2005	2006
Revenue	$2,555	$2,388
Income before income taxes	$15	$119

Assets and liabilities of discontinued operations were as follows (in thousands):

December 31, 2005
Current assets	$5,916
Goodwill	2,632
Other assets	215

Assets of discontinued operations	$8,763

Accounts payable and accrued expenses	$377
Deferred revenues	6,834

Liabilities of discontinued operations	$7,211

7.    DEBT

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). The future minimum payments under the Credit Agreement are $12.0 million, $16.0 million and $45.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2005 and March 31, 2006, respectively, is reflected in the unaudited consolidated condensed balance sheet.

8.    SEGMENT INFORMATION

The following tables summarize the results of the segments of Jupitermedia for the three months ended March 31, 2005 and 2006. Online images consists of the JupiterImages business that includes BananaStock, Brand X, Food Pix, Botanica, Nonstock, The Beauty Archive, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com and AnimationFactory.com. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com and Graphics.com Networks. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 5 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three months ended March 31, 2005 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Revenues:
Online images	$12,163	$26,565
Online media	7,540	7,370
Other	8	6

	19,711	33,941

Operating expenses:
Online images	5,359	16,176
Online media	5,045	5,179
Other	3,472	6,891

	13,876	28,246

Operating income (loss):
Online images	6,804	10,389
Online media	2,495	2,191
Other	(3,464)	(6,885)

	$5,835	$5,695

9. INCOME TAXES

In connection with the sale of the JupiterResearch division, Jupitermedia was able to utilize all its capital loss carry forwards of approximately $1.1 million. The reversal of the valuation allowance related to the capital loss carry forward was recorded during the three months ended March 31, 2006 and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations.

10.    COMMITMENTS AND CONTINGENCIES

On May 12, 2004, Jupitermedia filed a lawsuit against eMarketer, Inc. (“eMarketer”) in United States District Court for the Southern District of New York, alleging that eMarketer violated Jupitermedia’s copyright, trademark and related rights. Jupitermedia is seeking an injunction, damages and legal costs. On June 30, 2004, eMarketer filed an answer and counterclaim seeking a declaratory judgment that the conduct of which Jupitermedia complains is not violative of Jupitermedia’s rights and is not seeking damages. Jupitermedia replied to the counterclaim on July 30, 2004, and discovery has commenced. The eMarketer litigation has been assumed by JupiterKagan, Inc. as of March 28, 2006 in connection with Jupitermedia’s sale of the JupiterResearch business. Jupitermedia no longer has any involvement in the lawsuit.

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit in the Superior Court of the State of California, County of San Francisco, on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on its Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related Web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity. Jupitermedia intends to vigorously defend itself. In December 2005, the plaintiffs filed a motion for preliminary injunction, which accuses some of the defendants of continuing to provide links to gambling Web sites. Jupitermedia is not named or implicated in this motion. On April 3, 2006, the plaintiffs filed a motion for leave to amend the complaint to add a new named plaintiff. A hearing on both motions has been set for May 23, 2006.

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

Overview

We are a leading global provider of original images and online information for information technology (“IT”), business and creative professionals. Our operations are classified into two principal segments: Online images and Online media.

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like Bananastock, Brand X, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com and AnimationFactory.com.

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

The principal costs of our Online images business relate to commissions paid to third party image suppliers, payroll and benefits costs for technology, production, sales and marketing personnel, technology infrastructure, lead generation fees for sales referrals and credit card processing fees.

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that generated, as of March 2006, over 350 million page views monthly. Online media also includes the STEP Inside Design and Dynamic Graphics print magazines. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites and e-mail newsletters;

•	e-commerce agreements, which generally include a fixed advertising fee;

•	advertiser sponsorships for our Webcasts;

•	advertising, subscriptions and newsstand sales for our print magazines;

•	paid subscription services for our paid e-mail newsletters and services;

•	renting our permission based opt-in e-mail list names; and

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

The principal costs of our Online media business relate to payroll and benefits for our editorial, technology and sales personnel as well as technology related costs for facilities and equipment.

JupiterResearch Disposition

On March 28, 2006, Jupitermedia sold its JupiterResearch business division to JupiterResearch, LLC, a subsidiary of JupiterKagan, Inc., for $10.1 million in cash, of which $500,000 is being held in escrow, and the assumption of certain liabilities by the purchaser, subject to certain post-closing adjustments. As a result of the sales of JupiterResearch, the Research segment is now reflected as a discontinued operation in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended March 31,		2005 vs. 2006
	2005	2006	$	%
Online images	$12,163	$26,565	$14,402	118%
Online media	7,540	7,370	(170)	(2)
Other	8	6	(2)	(25)

	$19,711	$33,941	$14,230	72%

Online images. We acquired Dynamic Graphics Group on March 7, 2005, Goodshoot S.A.S. on May 19, 2005, PictureArts Corporation on July 18, 2005, BananaStock Limited on October 13, 2005 and the assets of Animation Factory, Inc. on December 23, 2005 and, therefore, there are no financial results for these businesses included in our financial statements prior to these respective dates. These acquisitions contributed $3.3 million and $13.1 million to revenues for the three months ended March 31, 2005 and 2006, respectively.

The following table sets forth, for the three months ended March 31, 2005 and 2006, the components of our Online images revenues (dollars in thousands):

	Three Months Ended March 31,
	2005	2006
Single images and CD-ROMs	$5,221	$15,598
Subscriptions	3,948	6,166
Distributors, licensing and other	2,994	4,801

Total Online images	$12,163	$26,565

Online media. The decrease in revenues during the three months ended March 31, 2006 was due primarily to the sale of the ClickZ.com Network of Web sites on August 5, 2005, which had revenues of $743,000 for the three months ended March 31, 2005. This decrease was partially offset by an overall increase in Online media revenues of $573,000 for the three months ended March 31, 2006 due primarily to an increase in advertising revenues and the full quarter impact of the acquisition of Dynamic Graphics Group. We acquired Dynamic Graphics Group on March 7, 2005 and this acquisition contributed $94,000 and $312,000 to Online media revenues during the three months ended March 31, 2005 and 2006, respectively. We expect our Online media revenues to increase in the second quarter of 2006 in comparison to the first quarter based on the seasonality of the advertising business.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2005	213	$26
June 30, 2005	219	32
September 30, 2005	193	29
December 31, 2005	158	40
March 31, 2006	155	36

Other. Other revenues represent management fees from our management of internet.com Venture Fund I LLC. These revenues will continue to be negligible in the future.

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended March 31,		2005 vs. 2006
	2005	2006	$	%
Online images	$3,185	$8,817	$5,632	177%
Online media	3,071	3,108	37	1

	$6,256	$11,925	$5,669	91%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. Cost of revenues excludes depreciation and amortization. The year over year increase in cost of revenues is primarily due to an increase in commission expense of $3.3 million and an increase in employee related costs of $1.4 million, which includes $29,000 in stock-based compensation expense. These increases were primarily a result of the numerous acquisitions made by the company.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues from 2005 to 2006 was due primarily to increased costs resulting from the full quarter impact of the acquisition of Dynamics Graphics Group. Cost of revenues includes $75,000 in stock-based compensation expense for the three months ended March 31, 2006.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2005 vs. 2006
	2005	2006	$	%
Online images	$1,576	$5,262	$3,686	234%
Online media	1,793	1,904	111	6

	$3,369	$7,166	$3,797	113%

Online images. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel and advertising. The year over year increase in advertising, promotion and selling is due to an increase in employee related costs of $2.1 million, which includes $12,000 in stock-based compensation expense, and an increase in advertising expense of $1.3 million. These increases were primarily due to the impact of the numerous acquisitions made by the company.

Online media. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel. In addition, advertising, promotion and selling expenses includes costs related to marketing activities including barter. The increase from 2005 to 2006 in advertising, promotion and selling expenses relates primarily to an increase in employee payroll and benefits costs, which includes $93,000 in stock-based compensation expense.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2005 vs. 2006
	2005	2006	$	%
Online images	$598	$2,097	$1,499	251%
Online media	181	169	(12)	(7)
Other	2,365	3,965	$1,600	68

	$3,144	$6,231	$3,087	98%

Online images. General and administrative expenses primarily consists of payroll and benefits costs for administrative personnel, office related costs and professional fees. The year over year increase in general and administrative expense is due to an increase in employee related expenses of $525,000, an increase in office related costs of $501,000 and an increase in professional fees of $219,000. These increases were primarily due to the impact of the numerous acquisitions made by the company.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The decrease in general and administrative expenses from 2005 to 2006 was due primarily to a decrease in office related costs.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The year over year increase in general and administrative expense is due to an increase in employee related costs of $887,000, which includes $551,000 in stock-based compensation expense, an increase in office related costs of $245,000 and an increase in professional fees of $510,000. These increases were primarily due to the impact of the numerous acquisitions made by the company.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended March 31,		2005 vs. 2006
	2005	2006	$	%
Depreciation	$278	$653	$375	135%
Amortization	829	2,271	1,442	174

	$1,107	$2,924	$1,817	164%

Depreciation and amortization expense increased during the three months ended March 31, 2006 due primarily to the impact of acquisitions of Dynamic Graphics Group, Goodshoot, PictureArts and BananaStock.

These acquisitions added $285,000 and $1.1 million, respectively, to depreciation and amortization expense for the three months ended March 31, 2006.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to our acquisitions or any acquisitions that may be completed during the remainder of 2006.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2005 vs. 2006
	2005	2006	$	%
Interest income	$119	$117	$(2)	(2)%
Interest expense	(88)	(1,319)	(1,231)	(1,399)

Interest expense relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. (see Liquidity and Capital Resources).

Provision for income taxes

In connection with the sale of the JupiterResearch division, Jupitermedia was able to utilize all its capital loss carry forwards of approximately $1.1 million. The reversal of the valuation allowance related to the capital loss carry forward was recorded during the three months ended March 31, 2006 and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese subsidiaries, Japan.internet.com KK and Jupiterimages Japan, which represent our online media and online images business, respectively, focused on Japan.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2005 vs. 2006
	2005	2006	$	%
Operating cash flows	$7,218	$2,425	$(4,793)	(66)%
Investing cash flows	$(38,051)	$(6,331)	$31,720	83%
Financing cash flows	$20,255	$12,015	$(8,240)	(41)%
Acquisitions of businesses	$(37,830)	$(15,591)	$22,239	(59)%
Capital expenditures	$(221)	$(492)	$(271)	(123)%

	As of		2005 vs. 2006
	December 31, 2005	March 31, 2006	$	%
Cash and cash equivalents	$18,546	$26,637	$8,091	44%
Accounts receivable, net	$20,640	$23,309	$2,669	13%
Working capital	$(5,292)	$3,598	$8,890	168%
Long-term debt	$46,214	$57,214	$11,000	24%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, February 2000 and May 2004, respectively, the sale of our Events and Research businesses, through various credit agreements and through cash flows from operating activities. Cash increased in 2006 primarily due to the sale our Jupitermedia’s Research business and cash flows from operations.

Cash provided by operating activities increased in 2006 due primarily to increases in our net income and our deferred revenues as well as decreases in accounts receivables offset by decreases in accounts payable and accrued expenses. In 2006, deferred revenues increased primarily due to the increased bookings for our Online images business.

The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2005 related primarily to the acquisition of Dynamic Graphics Group.

Cash provided from financing activities in 2005 relates primarily to borrowings under a senior credit facilities with JPMorgan Chase Bank N.A. obtained in connection with the acquisitions of Dynamic Graphics Group.

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). The future minimum payments under the Credit Agreement are $12.0 million, $16.0 million and $45.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2005 and March 31, 2006, respectively, is reflected in the unaudited consolidated condensed balance sheet.

We expect to continue our investing activities, which includes the potential to strategically acquire companies, content and images that are complementary to our business. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions. We expect to finance future acquisition through a combination of long-term and short-term financing including debt, equity and cash and internally generated cash flow. We may obtain additional long-term financing through the issuance of equity securities and the incurrence of additional long-term secured or unsecured debt.

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

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires that we recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Our policy is to grant stock options with an exercise price equal to or greater than the fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.

We adopted SFAS 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and our method of amortization of costs for share-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, we will amortize share-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.

The adoption of SFAS 123R reduced our basic and diluted earnings per share by $0.01 for the three months ended March 31, 2006. Total share-based compensation expense recognized in continuing and discontinued operations was $761,000 and $77,000, respectively, for the three months ended March 31, 2006, which is before an income tax benefit of $350,000, resulting in a decrease to net income of $488,000.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2005.

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

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. This fund invested in early-stage content-based Internet properties that are not competitive with our business. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I was sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $57,000 as of March 31, 2006.

Our transactions are generally conducted, and as of March 31, 2006, 86% of our cash is held in accounts that are denominated, in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On May 12, 2004, Jupitermedia filed a lawsuit against eMarketer, Inc. (“eMarketer”) in United States District Court for the Southern District of New York, alleging that eMarketer violated Jupitermedia’s copyright, trademark and related rights. Jupitermedia is seeking an injunction, damages and legal costs. On June 30, 2004, eMarketer filed an answer and counterclaim seeking a declaratory judgment that the conduct of which Jupitermedia complains is not violative of Jupitermedia’s rights and is not seeking damages. Jupitermedia replied to the counterclaim on July 30, 2004, and discovery has commenced. The eMarketer litigation has been assumed by JupiterKagan, Inc. as of March 28, 2006 in connection with Jupitermedia’s sale of the JupiterResearch business. Jupitermedia no longer has any involvement in the lawsuit.

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit in the Superior Court of the State of California, County of San Francisco, on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on its Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity. Jupitermedia continues to vigorously defend itself. In December 2005, the plaintiffs filed a motion for preliminary injunction, which accuses some of the defendants of continuing to provide links to gambling Web sites. Jupitermedia is not named or implicated in this motion. On April 3, 2006, the plaintiffs filed a motion for leave to amend the complaint to add a new named plaintiff. A hearing on both motions has been set for May 23, 2006.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

Exhibit Number	Description
3.1*	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2**	Registrant’s Bylaws

11***	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated financial statements)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
**	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.
***	Included in notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2006	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Christopher J. Baudouin
Christopher J. Baudouin
Executive Vice President and Chief Financial Officer