Form 10-Q
period 2006-06-30
JUPITERMEDIA CORP
filed 2006-08-09
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 4, 2006 was 35,515,620.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2005 and June 30, 2006

(in thousands, except share and per share amounts)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$18,546	$20,480
Accounts receivable, net of allowances of $1,935 and $1,766, respectively	20,640	23,696
Prepaid expenses and other	3,517	4,805
Deferred income taxes	425	1,362
Assets of discontinued operations	8,763	—

Total current assets	51,891	50,343
Property and equipment, net of accumulated depreciation of $10,211 and $11,836, respectively	9,807	11,628
Intangible assets, net	66,799	80,826
Goodwill	169,960	184,191
Deferred income taxes	8,690	5,053
Investments and other assets	1,766	2,160

Total assets	$308,913	$334,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,552	$6,458
Accrued payroll and related expenses	2,390	3,009
Accrued expenses and other	13,287	14,347
Current portion of long-term debt	16,000	20,000
Deferred revenues	11,743	12,652
Liabilities of discontinued operations	7,211	—

Total current liabilities	57,183	56,466
Long-term debt	46,214	52,249
Deferred revenues	156	196

Total liabilities	103,553	108,911

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 34,937,025 and 35,486,622 shares issued at December 31, 2005 and June 30, 2006, respectively	349	355
Additional paid-in capital	251,919	258,650
Accumulated deficit	(45,291)	(33,679)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income (loss)	(1,511)	70

Total stockholders’ equity	205,360	225,290

Total liabilities and stockholders’ equity	$308,913	$334,201

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months and Six Months Ended June 30, 2005 and 2006

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues	$29,075	$35,026	$48,786	$68,967
Cost of revenues (exclusive of items shown separately below)	10,390	12,712	16,646	24,637
Advertising, promotion and selling	5,498	7,875	8,867	15,041
General and administrative	4,289	7,136	7,433	13,367
Depreciation	423	849	701	1,502
Amortization	876	2,095	1,705	4,366

Total operating expenses	21,476	30,667	35,352	58,913

Operating income	7,599	4,359	13,434	10,054

Income (loss) on investments and other, net	(11)	64	(41)	137
Interest income	95	164	214	281
Interest expense	(200)	(1,393)	(288)	(2,712)

Income before income taxes, minority interests and equity income from investments, net	7,483	3,194	13,319	7,760
Provision for income taxes	934	88	1,612	1,803
Minority interests	(8)	(26)	(31)	(35)
Equity income from investments, net	132	59	132	50

Income from continuing operations	6,673	3,139	11,808	5,972
Income from discontinued operations, net of taxes	363	—	774	67
Gain (loss) on sale of discontinued operations, net of taxes	—	(718)	—	5,573

Net income	$7,036	$2,421	$12,582	$11,612

Earnings per share:
Basic

Income from continuing operations	$0.19	$0.09	$0.35	$0.17

Net income	$0.21	$0.07	$0.38	$0.33

Diluted
Income from continuing operations	$0.18	$0.09	$0.33	$0.16

Net income	$0.19	$0.07	$0.35	$0.32

Shares used in computing earnings per share:
Basic	34,304	35,333	33,523	35,223

Diluted	36,836	36,307	36,044	36,238

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2006

(in thousands)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Income from continuing operations	$11,808	$5,972
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,406	5,868
Stock-based compensation	—	1,668
Provision (benefit) for losses on accounts receivable	(65)	209
Minority interests	31	35
Equity income from investments, net	(132)	(50)
(Income) loss on investments and other, net	41	(137)
Deferred income taxes	1,009	(1,179)
Excess tax benefit from stock-based compensation	—	(2,698)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	548	(3,479)
Prepaid expenses and other	393	(1,409)
Accounts payable and accrued expenses	(3,725)	(2,894)
Deferred revenues	(508)	949
Discontinued operations	2,036	1,110

Net cash provided by operating activities	13,842	3,965

Cash flows from investing activities:
Purchases of property and equipment	(846)	(1,296)
Acquisitions of businesses and other	(49,523)	(25,684)
Proceeds (distributions) from sales of assets and other	(65)	363
Proceeds from sale of discontinued operations	—	9,600
Discontinued operations	—	—

Net cash used in investing activities	(50,434)	(17,017)

Cash flows from financing activities:
Borrowings under credit facilities	20,000	19,000
Debt issuance costs	(257)	(38)
Repayment of borrowings under credit facilities	—	(8,965)
Proceeds from exercise of stock options	6,620	2,195
Excess tax benefit from stock-based compensation	—	2,698
Discontinued operations	—	—

Net cash provided by financing activities	26,363	14,890

Effects of exchange rates on cash	—	96

Net increase (decrease) in cash and cash equivalents	(10,229)	1,934
Cash and cash equivalents, beginning of period	30,179	18,546

Cash and cash equivalents, end of period	$19,950	$20,480

Supplemental disclosures of cash flow:
Cash paid for income taxes	$482	$6,107

Cash paid for interest	$196	$1,594

Non-cash investing activities:
Common stock issued for acquisitions	$21,611	$—

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2006

(unaudited)

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of original online information, images and digital content for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, which serves creative professionals with over 7.0 million images online with brands like BananaStock, Workbook Stock, Brand X, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com and RoyaltyFreeMusic.com; and JupiterWeb, the online media division of Jupitermedia, which operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statements of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. ACCOUNTING FOR SHARE BASED COMPENSATION

Effective January 1, 2006, Jupitermedia adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R requires Jupitermedia to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS 123R, Jupitermedia utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value based method of accounting, compensation expense for stock options granted to Jupitermedia’s employees was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Jupitermedia’s policy is to grant stock options with an exercise price equal to or greater than the fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.

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

The adoption of SFAS 123R reduced our basic and diluted earnings per share by $0.02 and $0.03 for the three and six months ended June 30, 2006, respectively. Total share-based compensation expense recognized in continuing and discontinued operations was $906,000 and $100,000, respectively, for the three months ended June 30, 2006, which is before an income tax benefit of $420,000, resulting in a decrease to net income of $586,000.

Total share-based compensation expense recognized in continuing and discontinued operations was $1.7 million and $177,000, respectively, for the six months ended June 30, 2006, which is before an income tax benefit of $769,000, resulting in a decrease to net income of $1.1 million.

The following table shows the effect on net income and earnings per share for the three and six months ended June 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$7,036	$12,582
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,013)	(2,028)

Pro forma net income	$6,023	$10,554

Basic earnings per share
As reported	$0.21	$0.38

Pro forma	$0.18	$0.31

Diluted earnings per share
As reported	$0.19	$0.35

Pro forma	$0.16	$0.29

As of June 30, 2006, there was approximately $8.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 14 months.

Each stock option has a ten year term from date of grant except for stock options granted to the Chairman and Chief Executive Officer, which have a five year term. All stock option grants vest equally on each of the first three anniversaries of their respective grant dates. The stock incentive plan will terminate on April 15, 2009. In June 2006, Jupitermedia’s stock incentive plan was amended to increase the number of shares of Jupitermedia common stock and options to purchase shares of Jupitermedia common stock available for issuance thereunder by 2,000,000 shares. As of June 30, 2006, there were 2,202,120 options remaining for future issuance under the stock incentive plan.

The following table summarizes option activity during the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,187,416	$9.50
Granted	853,250	15.50
Exercised	(540,627)	4.00
Forfeited or expired	(80,354)	12.18

Outstanding at June 30, 2006	5,419,685	$10.95	6.01	$11,116

Exercisable at June 30, 2006	4,008,667	$9.86	5.47	$12,572

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $13.00 as of the last business day of the period ended June 30, 2006.

During the six months ended June 30, 2006, the total intrinsic value of stock options exercised was $6.6 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Risk-free interest rate	3.72%	4.98%	3.69%	4.98%
Expected life (in years)	3.0	4.5	3.0	4.5
Dividend yield	0%	0%	0%	0%
Expected volatility	67%	56%	61%	56%

The expected stock price volatility is based on a combination of historical volatility of Jupitermedia’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

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

Computations of basic and diluted earnings per share for the three months and six months ended June 30, 2005 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Income from continuing operations	$6,673	$3,139	$11,808	$5,972
Income from discontinued operations, net of taxes	363	—	774	67
Gain (loss) on sale of discontinued operations, net of taxes	—	(718)	—	5,573

Net income	$7,036	$2,421	$12,582	$11,612

Basic weighted average common shares outstanding	34,304	35,333	33,523	35,223
Effect of dilutive stock options	2,532	974	2,521	1,015

Total basic weighted average common shares and dilutive stock options	36,836	36,307	36,044	36,238

Earnings Per Share:
Basic
Income from continuing operations	$0.19	$0.09	$0.35	$0.17

Net income	$0.21	$0.07	$0.38	$0.33

Diluted
Income from continuing operations	$0.18	$0.09	$0.33	$0.16

Net income	$0.19	$0.07	$0.35	$0.32

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Number of anti-dilutive stock options	857	1,512	857	1,512
Weighted average exercise price	$18.72	$17.55	$18.72	$17.55

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of Bananastock Limited on October 13, 2005 and the acquisition of the assets of Animation Factory, Inc. on December 23, 2005. Jupitermedia is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,602	$(3,531)	$46,071
Customer and distributor relationships	4,484	(915)	3,569
Web site development costs	5,179	(2,431)	2,748
Trademarks	3,053	(2,458)	595
Non-compete agreements	1,549	(647)	902

Total	$63,867	$(9,982)	$53,885

	June 30, 2006
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$51,986	$(6,408)	$45,578
Customer and distributor relationships	6,197	(1,484)	4,713
Web site development costs	5,865	(3,091)	2,774
Supplier and contributor contracts	12,797	(498)	12,299
Trademarks	3,427	(2,656)	771
Non-compete agreements	1,011	(700)	311

Total	$81,283	$(14,837)	$66,446

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over periods ranging from seven to fifteen years, customer and distributor relationships are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Supplier and contributor contracts are amortized over seven years. Non-compete agreements are amortized over the period of the agreements.

Amortization expense related to intangible assets subject to amortization was $2.1 million and $4.4 million, respectively, for the three and six months ended June 30, 2006. Estimated annual amortization expense for the next five years, including the remainder of 2006, is expected to be as follows (in thousands):

Year Ending December 31,
2006	$5,148
2007	10,000
2008	9,507
2009	8,253
2010	7,328
Thereafter	26,210

$66,446

Unamortized Intangible Assets

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31, 2005	June 30, 2006
Domain and trade names	$12,914	$14,380

Total	$12,914	$14,380

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2006, are as follows (in thousands):

	Online Images	Online Media	Total
Balance as of December 31, 2005	$163,042	$6,918	$169,960
Goodwill acquired during period	10,736	—	10,736
Purchase accounting adjustments	3,495	—	3,495

Balance as of June 30, 2006	$177,273	$6,918	$184,191

Purchase accounting adjustments pertain primarily to adjustments made in finalizing the valuations of the fair value of certain assets purchased in conjunction with the acquisitions of Goodshoot S.A.S. and PictureArts Corporation.

6. ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock valued at $21.6 million when issued. The common stock was valued in accordance with Emerging Issues Task Force Issue 99-12. The purchase price was subject to certain post closing adjustments.

The primary reason for the acquisition of Creatas was that the Dynamic Graphics Group provided Jupitermedia with a sales force to sell imagery directly to third party customers. Prior to this acquisition, Jupitermedia’s primary means of selling images was by online sales and through the use of third party distributors. To help its Jupiterimages business grow, Jupitermedia believed that it was essential to have its own sales force to sell its own imagery and, therefore, Jupitermedia acquired Creatas. Jupitermedia believed that by having its own sales force Jupitermedia would be able to better compete against the much larger companies in the stock imagery business such as Getty Images, Inc. (“Getty”) and Corbis Corporation (“Corbis”) which have their own direct sales forces.

At the time of the acquisition, Dynamic Graphics Group offered a variety of resources for the graphic design community including: royalty-free and rights-managed stock image content; a royalty-free subscription image service; trade publications; and creative services events and training. Dynamic Graphics Group distributed royalty-free content (photography, footage, illustration, typography and other design tools) through its Creatas brand (www.creatas.com). Dynamic Graphics Group also included PictureQuest (www.picturequest.com), an image resource distributing more than 500,000 royalty-free and rights-managed images from over 50 of the world’s leading photo agencies, many exclusive to PictureQuest. Dynamic Graphics Group also provided images through its professional subscription images service, Liquid Library (www.liquidlibrary.com). Dynamic Graphics Group published STEP Inside Design Magazine, Dynamic Graphics Magazine, SBS Digital Design newsletter and Photoshop Fix newsletter. In addition, the company offered design workshops and seminars conducted by industry leaders through its Dynamic Graphics Training. Dynamic Graphics Group was also represented through a third party distribution network in 46 countries.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of Dynamic Graphics Group (in thousands):

Cash and cash equivalents	$1,334
Accounts receivable, net	5,015
Prepaid expenses and other	713
Property, plant and equipment	5,724
Domain and trade names	3,900
Image library	840
Customer relationships	280
Supplier contracts	300
Subscriber base	460
Web site development costs	1,120
Goodwill	52,914
Deferred income taxes	1,864

Total assets acquired	74,464

Accounts payable	(8,900)
Accrued payroll and related expenses	(547)
Accrued expenses	(2,142)
Deferred revenue	(3,049)

Total liabilities assumed	(14,638)

Net assets acquired	$59,826

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years.

The primary reason for a large portion of the purchase price of Creatas being allocated to goodwill is that the most significant asset being acquired, the Dynamic Graphics Group sales team, is not an asset that is considered to be separately identifiable under Statement of Financial Accounting Standards (“SFAS”) No. 141. The Dynamic Graphics Group sales team consisted of approximately 90 individuals who had significant experience and training in selling stock imagery. These individuals had worked together for many years and there was familiarity within the members of the team. They had established a well known reputation of customer service within the industry.

Jupitermedia believes that it would have taken many years and considerable effort to build such a team of individuals itself. Jupitermedia faces competitive disadvantages in competing with the much larger companies in the stock imagery business such as Getty and Corbis and therefore, believed it was in its best interests to acquire an organization with an established sales team rather than building such a team over many years.

Jupitermedia had made many image acquisitions prior to the acquisition of the Dynamic Graphics Group as Jupitermedia began to invest in the stock image industry. Jupitermedia believes that owning its own image content is critical to its success. As Jupitermedia continued to acquire content, Jupitermedia realized that to fully realize the benefits of the collections it had acquired, Jupitermedia could not rely on the very large stock image distributors such as Getty. The Dynamic Graphics Group sales team provided Jupitermedia the opportunity to have greater control over its own sales. The Dynamic Graphics Group sales team also provided Jupitermedia the opportunity to distribute its wholly owned imagery that previously had never been sold by Dynamic Graphics and to expand its reach.

On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S (“Goodshoot”) for $9.9 million in cash. Goodshoot, based in France, is a resource for royalty free digital images for business users and creative professionals.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of Goodshoot (in thousands):

Cash and cash equivalents	$1,397
Accounts receivable, net	311
Prepaid expenses and other	120
Property, plant and equipment	41
Domain and trade names	310
Image library	1,770
Customer and distributor relationships	53
Non-compete agreements	20
Web site development costs	40
Goodwill	7,504
Other assets	16

Total assets acquired	11,582

Accounts payable	(164)
Accrued payroll and related expenses	(208)
Accrued expenses	(144)
Deferred income taxes	(1,150)

Total liabilities assumed	(1,666)

Net assets acquired	$9,916

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years.

The acquisition of Goodshoot added a high quality collection of European wholly-owned digitized stock photos to Jupitermedia’s image offerings. Goodshoot’s operations in France complement Jupitermedia’s existing direct sales operations in the U.K. and Germany, and will enable further expansion of its Jupiterimages business throughout Europe. These factors contributed to a significant portion of the purchase price of Goodshoot being allocated to goodwill.

On July 18, 2005, Jupitermedia acquired PictureArts Corporation (“PictureArts”) for $63.2 million in cash, subject to certain post-closing adjustments. The acquisition includes PictureArts’ brands: Brand X Pictures, FoodPix, Botanica and Nonstock, as well as its image distribution business. The acquisition of PictureArts expanded Jupitermedia’s Online images segment.

The primary reason for the acquisition of PictureArts was to acquire high quality rights-managed and royalty-free image collections and imagery. Jupitermedia believed that in order to compete in the image industry with the much larger stock imagery businesses, such as Getty and Corbis, it needed to increase its ownership of high quality rights-managed and royalty-free image collections and images. PictureArts distributes its own Brand X Pictures brand (www.brandxpictures.com), a collection of high-end, royalty-free stock photography. PictureArts’ FoodPix brand (www.foodpix.com), is a specialty library of rights-managed food and beverage images. PictureArts also includes the Botanica collection (www.botanica.com), a rights-managed photography collection that focuses on botanical images mixed with current lifestyle concepts and trends. PictureArts’ Nonstock brand (www.nonstock.com) is a rights-managed photography collection with one focus: avoiding the ordinary.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of PictureArts (in thousands):

Cash and cash equivalents	$2,678
Accounts receivable, net	3,717
Taxes receivable	2,057
Prepaid expenses and other	82
Property, plant and equipment	410
Domain and trade names	1,800
Image library	2,350
Customer and distributor relationships	606
Supplier and contributor contracts	10,000
Non-compete agreements	200
Web site development costs	270
Goodwill	50,451

Total assets acquired	74,621

Accounts payable	(4,311)
Accrued payroll and related expenses	(399)
Accrued expenses	(45)
Deferred taxes	(6,478)
Other long-term debt	(136)

Total liabilities assumed	(11,369)

Net assets acquired	$63,252

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years.

At the time of Jupitermedia’s acquisition of PicturesArts, approximately 45% of PictureArts’ revenues were derived from a distribution agreement with Getty. Based on past actions, Jupitermedia expected that following the acquisition of PictureArts, Getty would terminate its distribution agreement with PictureArts. Therefore, Jupitermedia ascribed no value to this agreement. Jupitermedia considered the probable loss of the Getty distribution agreement in determining the price paid for the acquisition. Jupitermedia believed that the sales force that was acquired as part of the Creatas acquisition would be able to replace the lost revenues provided by Getty by selling the PictureArts images directly to its customers. Getty, in fact, terminated all agreements with PictureArts on August 19, 2005, with an effective date of December 16, 2005. To date, Jupitermedia has partially replaced the effect of the loss of this distribution agreement. In addition, PictureArts was one of the most significant remaining independent owners of high quality rights-managed collections and images. These factors contributed to a significant portion of the purchase price of PictureArts being allocated to goodwill.

On March 28, 2006, Jupitermedia sold its JupiterResearch division for $10.1 million in cash, of which $500,000 is currently being held in escrow, and the assumption of certain liabilities by the purchaser, subject to certain post-closing adjustments. A post-closing adjustment relating to the carrying value of the net assets of the JupiterResearch division resulted in a reduction of the sale price in the amount of $587,000. The purchaser is JupiterResearch, LLC, a subsidiary of JupiterKagan, Inc., which is a portfolio company of MCG Capital Corporation (Nasdaq: MCGC). The carrying value of the net assets of the JupiterResearch division at the time of sale was $615,000 and the sale of the JupiterResearch division resulted in a gain of $5.4 million, net of income taxes of $2.2 million. As a result of the sale of the JupiterResearch division, the Research segment is now reflected as a discontinued operation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the three and six months ended June 30, 2006 was net of income taxes of $48,000. Prior year financial results have been presented to reflect Jupitermedia’s Research segment as a discontinued operation.

The following table summarizes the revenue and income before income taxes of the discontinued Research operation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue	$2,801	$—	$5,356	$2,388
Income before income taxes	$375	$—	$399	$119

Assets and liabilities of discontinued operations were as follows (in thousands):

December 31, 2005
Current assets	$5,916
Goodwill	2,632
Other assets	215

Assets of discontinued operations	$8,763

Accounts payable and accrued expenses	$377
Deferred revenues	6,834

Liabilities of discontinued operations	$7,211

7. DEBT

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). The future minimum payments under the Credit Agreement are $12.0 million, $16.0 million and $44.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2005 and June 30, 2006, respectively, is reflected in the unaudited consolidated condensed balance sheet. In March 2006, Jupitermedia made a $4.0 million payment on its term loan. In addition, Jupitermedia made an additional $5.0 million payment in May 2006 with the proceeds from the sale of its JupiterResearch division.

8. SEGMENT INFORMATION

The following tables summarize the results of the segments of Jupitermedia for the three and six months ended June 30, 2005 and 2006. Online images consists of the JupiterImages business that includes BananaStock, Workbook Stock, Brand X, Food Pix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com and AnimationFactory.com. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com and Graphics.com Networks. Other includes corporate overhead, depreciation and amortization. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 5 for the allocation of goodwill to Jupitermedia’s reportable segments. Certain reclassifications have been to the prior year summary information by segment to conform to current year presentation.

Summary information by segment for the three and six months ended June 30, 2005 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
Online images	$19,731	$26,807	$31,894	$53,372
Online media	9,336	8,213	16,876	15,589
Other	8	6	16	6

	29,075	35,026	48,786	68,967

Cost of revenues and operating expenses:
Online images	11,783	17,747	17,264	33,969
Online media	5,706	5,457	10,780	10,638
Depreciation and amortization	1,299	2,944	2,406	5,868
Other	2,688	4,519	4,902	8,438

	21,476	30,667	35,352	58,913

Operating income (loss):
Online images	7,948	9,060	14,630	19,403
Online media	3,630	2,756	6,096	4,951
Other (a)	(3,979)	(7,457)	(7,292)	(14,300)

	$7,599	$4,359	$13,434	$10,054

(a)	Includes depreciation and amortization expense.

9. INCOME TAXES

In connection with the sale of the JupiterResearch division, Jupitermedia was able to utilize all its capital loss carry forwards of approximately $1.1 million. The reversal of the valuation allowance related to the capital loss carry forwards was recorded during the six months ended June 30, 2006 and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, Jupitermedia reversed the valuation allowance of approximately $1.5 million related to certain foreign deferred tax assets.

10. COMMITMENTS AND CONTINGENCIES

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit in the Superior Court of the State of California, County of San Francisco, on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on its Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related Web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity. Jupitermedia intends to vigorously defend itself. In December 2005, the plaintiffs filed a motion for preliminary injunction. Jupitermedia is not named or implicated in this motion. On April 3, 2006, the plaintiffs filed a motion for leave to amend the complaint to add a new named plaintiff. No hearing date on either motion has been set and the litigation is ongoing.

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

Overview

We are a leading global provider of original online information, images and digital content for information technology (“IT”), business and creative professionals. Our operations are classified into two principal segments: Online images and Online media.

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com and AnimationFactory.com.

We derive revenue from granting rights to use images that are downloaded from the Internet or delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment or the availability of the image for downloading by the customer.

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

We also generate our Online images revenues from paid subscriptions that provide access to our image libraries. Customers may purchase subscriptions, which are offered based on a variety of prices and terms, to access our image libraries. Once a customer becomes a subscriber, they have the ability to obtain copies of images within our image libraries.

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

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that generated, as of June 2006, over 350 million page views monthly. Online media also includes the STEP Inside Design and Dynamic Graphics print magazines. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects.

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

JupiterResearch Disposition

On March 28, 2006, Jupitermedia sold its JupiterResearch business division to JupiterResearch, LLC, a subsidiary of JupiterKagan, Inc., for $10.1 million in cash, of which $500,000 is currently being held in escrow, and the assumption of certain liabilities by the purchaser, subject to certain post-closing adjustments. A post-closing adjustment relating to the carrying value of the net assets of the JupiterResearch division resulted in a reduction of the sale price in the amount of $587,000. As a result of the sale of JupiterResearch, the Research segment is now reflected as a discontinued operation in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended June 30,		2005 vs. 2006		Six Months Ended June 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Online images	$19,731	$26,807	$7,076	36%	$31,894	$53,372	$21,478	67%
Online media	9,336	8,213	(1,123)	(12)	16,876	15,583	(1,293)	(8)
Other	8	6	(2)	(25)	16	12	(4)	(25)

	$29,075	$35,026	$5,951	20%	$48,786	$68,967	$20,181	41%

Online images. We acquired Dynamic Graphics Group on March 7, 2005, Goodshoot S.A.S. on May 19, 2005, PictureArts Corporation on July 18, 2005, Bananastock Limited on October 13, 2005 and the assets of Animation Factory, Inc. on December 23, 2005 and, therefore, there are no financial results for these businesses included in our financial statements prior to these respective dates. These acquisitions contributed $11.2 million and $14.6 million, respectively, to revenues for the three and six months ended June 30, 2005 and $14.4 million and $30.5 million, respectively, to revenues for the three and six months ended June 30, 2006.

The following table sets forth, for the three and six months ended June 30, 2005 and 2006, the components of our Online images revenues (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Single images and CD-ROMs	$10,540	$13,209	$15,466	$27,374
Subscriptions	5,398	6,320	9,355	12,486
Distributors, licensing and other	3,793	7,278	7,073	13,512

Total Online images	$19,731	$26,807	$31,894	$53,372

Online media. The decrease in revenues during the three and six months ended June 30, 2006 was due primarily to the sale of the ClickZ.com Network of Web sites on August 5, 2005, which had revenues of $766,000 and $1.5 million for the three and six months ended June 30, 2005, respectively. The remaining decrease for the three months ended June 30, 2006 was due primarily to a decrease in advertising revenues. The decrease for the six months ended June 30, 2006 was partially offset by the full period impact of the acquisition of Dynamic Graphics Group. We acquired Dynamic Graphics Group on March 7, 2005 and this acquisition contributed $470,000 and $564,00, respectively, to Online media revenues during the three and six months ended June 30, 2005 and $242,000 and $554,000, respectively, during the three and six months ended June 30, 2006, respectively. We expect our Online media revenues to decrease in the third quarter of 2006 in comparison to the second quarter based on the seasonality of the advertising business.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2005	213	$26
June 30, 2005	219	32
September 30, 2005	193	29
December 31, 2005	158	40
March 31, 2006	155	36
June 30, 2006	138	47

Other. Other revenues represent management fees from our management of internet.com Venture Fund I LLC. These revenues will continue to be negligible in the future.

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended June 30,		2005 vs. 2006		Six Months Ended June 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Online images	$6,935	$9,405	$2,470	36%	$10,120	$18,222	$8,102	80%
Online media	3,455	3,307	(148)	(4)	6,526	6,415	(111)	(2)

	$10,390	$12,712	$2,322	22%	$16,646	$24,637	$7,991	48%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues during the three and six months ended June 30, 2006 is primarily due to an increase in commission expense of $1.5 million and $3.3 million, respectively, and an increase in employee related costs of $201,000 and $1.6 million, respectively. These increases were primarily a result of the numerous acquisitions made by the company. Stock-based compensation expense was $37,000 and $65,000, respectively, for the three and six months ended June 30, 2006.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The decrease in cost of revenues from 2005 to 2006 for the three and six months ended was due primarily to the sale of the ClickZ.com Network of Web sites. Cost of revenues includes $80,000 and $154,000, respectively, in stock-based compensation expense for the three and six months ended June 30, 2006.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended June 30,		2005 vs. 2006		Six Months Ended June 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Online images	$3,583	$5,953	$2,370	66%	$5,159	$11,215	$6,056	117%
Online media	1,915	1,922	7	–	3,708	3,826	118	3

	$5,498	$7,875	$2,377	43%	$8,867	$15,041	$6,174	70%

Online images. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel and advertising. The increase in advertising, promotion and selling from 2005 to 2006 for the three and six months ended June 30, 2006 is due to an increase in employee related costs of $1.8 million and $3.9 million, respectively, and an increase in advertising expense of $432,000 and $1.8 million, respectively. These increases were primarily due to the expansion of our direct sales team and the impact of our numerous acquisitions. Stock-based compensation expense was $16,000 and $28,000, respectively, for the three and six months ended June 30, 2006.

Online media. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel. In addition, advertising, promotion and selling expenses includes costs related to marketing activities. The increase from 2005 to 2006 in advertising, promotion and selling expenses relates primarily to an increase in employee payroll and benefits costs, which include $138,000 and $231,000, respectively, in stock-based compensation expense for the three and six months ended June 30, 2006.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended June 30,		2005 vs. 2006		Six Months Ended June 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Online images	$1,265	$2,389	$1,124	89%	$1,985	$4,532	$2,547	128%
Online media	336	228	(108)	(32)	546	395	(151)	(28)%
Other	2,688	4,519	1,831	68	4,902	8,440	3,538	72%

	$4,289	$7,136	$2,847	66%	$7,433	$13,367	$5,934	80%

Online images. General and administrative expenses primarily consists of payroll and benefits costs for administrative personnel, office related costs and professional fees. The increase from 2005 to 2006 in general and administrative expense for the three and six months ended June 30 is due to an increase in employee related expenses of $508,000 and $896,000, respectively, an increase in office related costs of $280,000 and $832,000, respectively, and an increase in accounting and consulting fees of $259,000 and $408,000, respectively. These increases were primarily due to the impact of the numerous acquisitions made by the company.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses from 2005 to 2006 was due primarily to an increase in bad debt expense.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The increase from 2005 to 2006 in general and administrative expense for the three months ended June 30 is due to an increase in employee related costs of $1.0 million, which includes $635,000 in stock-based compensation expense and an increase in professional fees of $681,000. The increase from 2005 to 2006 for the six months ended June 30 is due to an increase in employee related costs of $2.0 million, which includes $1.2 million in stock-based compensation expense and an increase in professional fees of $1.1 million.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended June 30,		2005 vs. 2006		Six Months Ended June 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Depreciation	$423	$849	426	101%	$701	$1,502	$801	114%
Amortization	876	2,095	1,219	139	1,705	4,366	2,661	156

	$1,299	2,944	$1,645	127%	$2,406	$5,868	$3,462	144%

Depreciation and amortization expense increased during the three and six months ended June 30, 2006 due primarily to the acquisitions of Dynamic Graphics Group, Goodshoot, PictureArts and Bananastock.

These acquisitions contributed $196,000 and $57,000, respectively, to depreciation and amortization expense for the three months ended June 30, 5005 and $248,000 and $182,000, respectively, for the six months ended June 30, 2005.

These acquisitions contributed $445,000 and $583,000, respectively, to depreciation and amortization expense for the three months ended June 30, 2006 and $730,000 and $1.5 million, respectively, for the six months ended June 30, 2006

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to our acquisitions or any acquisitions that may be completed during the remainder of 2006.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2005 vs. 2006		Six Months Ended June 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Interest income	$95	$164	$69	73%	$214	$281	$67	31%
Interest expense	$(200)	$(1,393)	$(1,193)	(597)%	$(288)	$(2,712)	$(2,424)	(842)%

Interest expense relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. (see Liquidity and Capital Resources).

Provision for income taxes

In connection with the sale of the JupiterResearch division, Jupitermedia was able to utilize all its capital loss carry forwards of approximately $1.1 million. The reversal of the valuation allowance related to the capital loss carry forward was recorded during the six months ended June 30, 2006 and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, Jupitermedia reversed the valuation allowance of approximately $1.5 million related to certain foreign deferred tax assets.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese subsidiary, Japan.internet.com KK and Jupiterimages Japan, which represent our online media and online images businesses focused on Japan.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2005 vs. 2006
	2005	2006	$	%
Operating cash flows	$13,842	$3,965	$(9,877)	(71)%
Investing cash flows	$(50,434)	$(17,017)	$33,417	66%
Financing cash flows	$26,363	$14,890	$(11,473)	(44)%
Acquisitions of businesses and other	$(49,523)	$(25,684)	$23,839	48%
Capital expenditures	$(846)	$(1,296)	$(450)	(53)%

	As of		2005 vs. 2006
	December 31, 2005	June 30, 2006	$	%
Cash and cash equivalents	$18,546	$20,480	$1,934	10%
Accounts receivable, net	$20,640	$23,696	$3,056	15%
Working capital	$(5,292)	$(6,123)	$(831)	(16)%
Long-term debt	$46,214	$52,249	$6,035	13%

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

Cash provided by operating activities increased in 2006 due primarily to increases in our accrued expenses and our deferred revenues. In 2006, deferred revenues increased primarily due to increased bookings of subscription products for our Online images business.

The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2005 related primarily to the acquisition of Dynamic Graphics Group. Net cash used in investing activities in 2006 relates primarily to various investments made to increase the size of our image library.

Cash provided from financing activities in 2005 relates primarily to borrowings under a senior credit facilities with JPMorgan Chase Bank N.A. obtained in connection with the acquisitions of Dynamic Graphics Group.

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). The future minimum payments under the Credit Agreement are $12.0 million, $16.0 million and $44.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2005 and June 30, 2006, respectively, is reflected in the unaudited consolidated condensed balance sheet. In March 2006, Jupitermedia made a $4.0 million payment on its term loan. In addition, Jupitermedia made an additional $5.0 million payment in May 2006 with the proceeds from the sale of its JupiterResearch division.

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

The adoption of SFAS 123R reduced our basic and diluted earnings per share by $.02 and $.03 for the three and six months ended June 30, 2006, respectively. Total share-based compensation expense recognized in continuing and discontinued operations was $906,000 and $100,000, respectively, for the three months ended June 30, 2006, which is before an income tax benefit of $420,000, resulting in a decrease to net income of $586,000.

Total share-based compensation expense recognized in continuing and discontinued operations was $1.7 million and $177,000, respectively, for the six months ended June 30, 2006, which is before an income tax benefit of $769,000, resulting in a decrease to net income of $1.1 million.

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

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. This fund invested in early-stage content-based Internet properties that are not competitive with our business. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I was sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $25,000 as of June 30, 2006.

Our transactions are generally conducted in the United States, and as of June 30, 2006, 78% of our cash is held in accounts that are denominated in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed by Jupitermedia in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Jupitermedia’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Jupitermedia’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On August 3, 2004, Mario Cisneros and Michael Voight filed a class action lawsuit in the Superior Court of the State of California, County of San Francisco, on behalf of themselves and all others situated and/or the general public against Jupitermedia and twelve co-defendant companies that operate Internet search engines. Cisneros et al. allege that defendants posting of paid advertising providing links to Internet gambling Web sites constitutes unfair competition and unlawful business acts and practices under California law. Plaintiffs seek declaratory and injunctive relief, disgorgement of profits and restitution. On September 3, 2004, Jupitermedia blocked all advertisements from being published on its Web properties from third-party search engines for the gambling-related terms specified in the Complaint. Moreover, Jupitermedia does not accept advertisements for gambling-related web sites directly from companies that operate them. Jupitermedia has demanded contractual indemnity from two companies that supplied advertisements that are the subject matter of the lawsuit. Neither of these two companies, however, has stated a final position as whether it will provide indemnity. Jupitermedia continues to vigorously defend itself. In December 2005, the plaintiffs filed a motion for preliminary injunction. Jupitermedia is not named or implicated in this motion. On April 3, 2006, the plaintiffs filed a motion for leave to amend the complaint to add a new named plaintiff. No hearing date on either motion has been set and the litigation is ongoing.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Jupitermedia’s annual meeting of stockholders was held on June 7, 2006.

The following nominees were elected as directors, each to hold office until their successor is elected and qualified, by the vote set forth below:

NOMINEE	FOR	AGAINST
Alan M. Meckler	31,790,616	432,170
Christopher S. Cardell	31,992,103	230,683
Gilbert F. Bach	30,976,529	1,246,257
Michael J. Davies	31,091,400	1,131,386
John R. Patrick	30,991,754	1,231,032
William A. Shutzer	30,888,551	1,334,235

The proposal to approve the appointment of Deloitte & Touche LLP, independent registered public accounting firm, to act as independent auditors for Jupitermedia Corporation for the fiscal year ending December 31, 2006 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
32,016,834	202,326	3,626

The proposal to amend Jupitermedia’s 1999 Stock Incentive Plan was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
25,252,659	3,686,434	42,363

.

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

Exhibit Number	Description
3.1*	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2**	Registrant’s Bylaws

11***	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated financial statements)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
**	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-76331) filed on April 15, 1999.
***	Included in notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Christopher J. Baudouin
Christopher J. Baudouin
Executive Vice President and Chief Financial Officer