Form 10-Q
period 2006-09-30
JUPITERMEDIA CORP
filed 2006-11-09
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 3, 2006 was 35,652,494.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2005 and September 30, 2006

(in thousands, except share and per share amounts)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$18,546	$10,264
Accounts receivable, net of allowances of $1,935 and $1,918, respectively	20,640	24,365
Prepaid expenses and other	3,517	4,703
Deferred income taxes	425	2,756
Assets of discontinued operations	8,763	—

Total current assets	51,891	42,088
Property and equipment, net of accumulated depreciation of $10,211 and $12,614, respectively	9,807	11,203
Intangible assets, net	66,799	78,515
Goodwill	169,960	190,928
Deferred income taxes	8,690	1,626
Investments and other assets	1,766	2,001

Total assets	$308,913	$326,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,552	$5,645
Accrued payroll and related expenses	2,390	3,198
Accrued expenses and other	13,287	10,682
Current portion of long-term debt	16,000	16,000
Deferred revenues	11,743	13,143
Liabilities of discontinued operations	7,211	—

Total current liabilities	57,183	48,668
Long-term debt	46,214	48,250
Deferred revenues	156	179

Total liabilities	103,553	97,097

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 34,937,025 and 35,559,264 shares issued at December 31, 2005 and September 30, 2006, respectively	349	356
Additional paid-in capital	251,919	260,643
Accumulated deficit	(45,291)	(32,669)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income (loss)	(1,511)	1,040

Total stockholders’ equity	205,360	229,264

Total liabilities and stockholders’ equity	$308,913	$326,361

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months and Nine Months Ended September 30, 2005 and 2006

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$31,794	$33,784	$80,580	$102,751
Cost of revenues (exclusive of items shown separately below)	10,194	12,115	26,840	36,752
Advertising, promotion and selling	6,253	7,120	15,120	22,161
General and administrative	5,146	7,259	12,579	20,626
Depreciation	656	996	1,357	2,498
Amortization	1,239	2,637	2,944	7,003

Total operating expenses	23,488	30,127	58,840	89,040

Operating income	8,306	3,657	21,740	13,711

Income (loss) on investments and other, net	13,265	(79)	13,224	58
Interest income	74	99	288	380
Interest expense	(677)	(1,395)	(965)	(4,107)

Income before income taxes, minority interests and equity income from investments, net	20,968	2,282	34,287	10,042
Provision (benefit) for income taxes	(22,153)	1,326	(20,541)	3,129
Minority interests	(18)	(32)	(49)	(67)
Equity income from investments, net	—	86	132	136

Income from continuing operations	43,103	1,010	54,911	6,982
Income from discontinued operations, net of taxes	1,421	—	2,195	67
Gain on sale of discontinued operations, net of taxes	15,854	—	15,854	5,573

Net income	$60,378	$1,010	$72,960	$12,622

Earnings per share:
Basic

Income from continuing operations	$1.24	$0.03	$1.62	$0.20

Net income	$1.74	$0.03	$2.15	$0.36

Diluted
Income from continuing operations	$1.15	$0.03	$1.51	$0.19

Net income	$1.62	$0.03	$2.00	$0.35

Shares used in computing earnings per share:
Basic	34,749	35,517	33,936	35,322

Diluted	37,323	35,777	36,401	36,109

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2006

(in thousands)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Income from continuing operations	$54,911	$6,982
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,301	9,501
Stock-based compensation	—	2,894
Provision (benefit) for losses on accounts receivable	(267)	361
Minority interests	49	67
Equity income from investments, net	(132)	(136)
Income on investments and other, net	(13,224)	(58)
Deferred income taxes	(24,084)	1,885
Excess tax benefit from stock-based compensation	—	(3,014)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	6	(4,300)
Prepaid expenses and other	(114)	(2,189)
Accounts payable and accrued expenses	(5,120)	(9,078)
Deferred revenues	178	1,423
Discontinued operations	1,819	1,110

Net cash provided by operating activities	18,323	5,448

Cash flows from investing activities:
Purchases of property and equipment	(1,388)	(2,302)
Acquisitions of businesses and other	(112,286)	(29,162)
Proceeds from sales of assets	14,805	368
Proceeds from sale of discontinued operations	28,135	9,600
Discontinued operations	—	—

Net cash used in investing activities	(70,734)	(21,496)

Cash flows from financing activities:
Borrowings under credit facilities	87,998	19,000
Debt issuance costs	(1,357)	(38)
Repayment of borrowings under credit facilities	(51,677)	(16,965)
Proceeds from exercise of stock options	7,715	2,647
Excess tax benefit from stock-based compensation	—	3,014
Discontinued operations	—	—

Net cash provided by financing activities	42,679	7,658

Effects of exchange rates on cash	(200)	108

Net decrease in cash and cash equivalents	(9,932)	(8,282)
Cash and cash equivalents, beginning of period	30,179	18,546

Cash and cash equivalents, end of period	$20,247	$10,264

Supplemental disclosures of cash flow:
Cash paid for income taxes	$806	$7,818

Cash paid for interest	$245	$2,854

Non-cash investing activities:
Common stock issued for acquisitions	$21,611	$—

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2006

(unaudited)

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of original online information, images and digital content for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, which serves creative professionals with over 7.0 million images online with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, RoyaltyFreeMusic.com and JupiterGreetings.com; and JupiterWeb, the online media division of Jupitermedia, which operates four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

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

The adoption of SFAS 123R reduced our basic and diluted earnings per share by $0.02 and $0.05 for the three and nine months ended September 30, 2006, respectively. Total share-based compensation expense recognized in continuing operations was $1.2 million for the three months ended September 30, 2006, which is before an income tax benefit of $511,000, resulting in a decrease to net income of $715,000.

Total share-based compensation expense recognized in continuing and discontinued operations was $2.9 million and $177,000, respectively, for the nine months ended September 30, 2006, which is before an income tax benefit of $1.3 million, resulting in a decrease to net income of $1.8 million.

The following table shows the effect on net income and earnings per share for the three and nine months ended September 30, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$60,378	$72,960
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(894)	(2,061)

Pro forma net income	$59,484	$70,899

Basic earnings per share
As reported	$1.74	$2.15

Pro forma	$1.71	$2.09

Diluted earnings per share
As reported	$1.62	$2.00

Pro forma	$1.59	$1.95

As of September 30, 2006, there was approximately $6.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 13 months.

Each stock option has a ten year term from date of grant except for stock options granted to the Chairman and Chief Executive Officer, which have a five year term. All stock option grants vest equally on each of the first three anniversaries of their respective grant dates. The stock incentive plan will terminate on April 15, 2009. In June 2006, Jupitermedia’s stock incentive plan was amended to increase the number of shares of Jupitermedia common stock and options to purchase shares of Jupitermedia common stock available for issuance thereunder by 2,000,000 shares. As of September 30, 2006, there were 2,417,081 options remaining for future issuance under the stock incentive plan.

The following table summarizes option activity during the three and nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	5,419,685	$9.81
Granted	—	—
Exercised	(134,113)	3.12
Forfeited or expired	(214,961)	14.69

Outstanding at September 30, 2006	5,070,611	$11.00

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,187,416	$9.50
Granted	853,250	$15.50
Exercised	(674,740)	$3.82
Forfeited or expired	(295,315)	$14.00

Outstanding at September 30, 2006	5,070,611	$11.00	5.97	$11,853

Exercisable at September 30, 2006	3,787,817	$9.78	5.53	$4,226

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $8.66 as of September 30, 2006.

During the three months and nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $811,000 and $7.4 million, respectively.

The following table summarizes nonvested option activity for the three months and nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at June 30, 2006	1,411,018	$14.05
Granted	—	—
Vested	(109,607)	7.86
Forfeited or expired	(18,617)	11.95

Outstanding nonvested shares at September 30, 2006	1,282,794	$14.61

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2005	1,325,583	$11.16
Granted	853,250	15.50
Vested	(804,814)	10.19
Forfeited or expired	(91,225)	11.87

Outstanding nonvested shares at September 30, 2006	1,282,794	$14.61

Jupitermedia received $418,000 and $2.6 million from the exercise of stock options during the three and nine months ended September 30, 2006, respectively. The tax benefits realized from the exercise of stock options totaled $8,000 and $705,000 for the three and nine months ended September 30, 2006, respectively.

Cash provided by operating activities decreased and cash provided by financing activities increased by $3.0 million related to excess tax benefits from stock-based payment arrangements.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Risk-free interest rate	3.98%	N/A	3.78%	4.98%
Expected life (in years)	3	N/A	3	4.5
Dividend yield	0%	N/A	0%	0%
Expected volatility	54%	N/A	60%	56%

The expected stock price volatility is based on the historical volatility of Jupitermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

4. RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements , (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether the adoption of FAS 157 will have an impact on our consolidated financial position, results of operations or cash flows.

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

Computations of basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2006 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Income from continuing operations	$43,103	$1,010	$54,911	$6,982
Income from discontinued operations, net of taxes	1,421	—	2,195	67
Gain on sale of discontinued operations, net of taxes	15,854	—	15,854	5,573

Net income	$60,378	$1,010	$72,960	$12,622

Basic weighted average common shares outstanding	34,749	35,517	33,936	35,322
Effect of dilutive stock options	2,574	260	2,465	787

Total basic weighted average common shares and dilutive stock options	37,323	35,777	36,401	36,109

Earnings Per Share:
Basic
Income from continuing operations	$1.24	$0.03	$1,62	$0.20

Net income	$1.74	$0.03	$2.15	$0.36

Diluted
Income from continuing operations	$1.15	$0.03	$1.51	$0.19

Net income	$1.62	$0.03	$2.00	$0.35

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Number of anti-dilutive stock options	860	3,323	869	1,894
Weighted average exercise price	$18.80	$14.94	$18.78	$16.71

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of Bananastock Limited on October 13, 2005, the acquisition of the assets of Animation Factory, Inc. on December 23, 2005 and Jupitermedia’s additional acquisitions that took place during the nine months ended September 30, 2006. Jupitermedia is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase prices relating to these acquisitions is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,602	$(3,531)	$46,071
Customer and distributor relationships	4,484	(915)	3,569
Web site development costs	5,179	(2,431)	2,748
Trademarks	3,053	(2,458)	595
Non-compete agreements	1,549	(647)	902

Total	$63,867	$(9,982)	$53,885

	September 30, 2006
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$48,675	$(7,492)	$41,183
Customer and distributor relationships	5,970	(1,739)	4,231
Web site development costs	5,361	(3,299)	2,062
Supplier and contributor contracts	18,217	(1,517)	16,700
Trademarks	3,552	(2,753)	799
Non-compete agreements	1,033	(759)	274

Total	$82,808	$(17,559)	$65,249

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

Estimated annual amortization expense for the next five years, including the remainder of 2006, is expected to be as follows (in thousands):

Year Ending December 31,
2006	$2,747
2007	10,813
2008	10,357
2009	9,656
2010	7,581
Thereafter	24,095

$65,249

Unamortized Intangible Assets

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31, 2005	September 30, 2006
Domain and trade names	$12,914	$13,266

Total	$12,914	$13,266

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, are as follows (in thousands):

	Online Images	Online Media	Total
Balance as of December 31, 2005	$163,042	$6,918	$169,960
Goodwill acquired during period	13,662	—	13,662
Purchase accounting adjustments	7,306	—	7,306

Balance as of September 30, 2006	$184,010	$6,918	$190,928

Purchase accounting adjustments pertain primarily to adjustments made in finalizing the valuations of the fair value of certain assets purchased in conjunction with the acquisitions of Goodshoot S.A.S. and PictureArts Corporation.

7. DISPOSITIONS AND DISCONTINUED OPERATIONS

On March 28, 2006, Jupitermedia sold its JupiterResearch division. As a result of the sale of the JupiterResearch division, the Research segment is now reflected as a discontinued operation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the nine months ended September 30, 2006 was $119,000 net of income taxes of $48,000. Prior year financial results have been presented to reflect Jupitermedia’s Research segment as a discontinued operation.

The following table summarizes the revenue and income before income taxes of the discontinued Research operation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues	$2,801	$—	$5,356	$2,388
Income before income taxes	$375	$—	$399	$119

Assets and liabilities of discontinued operations were as follows (in thousands):

December 31, 2005
Current assets	$5,916
Goodwill	2,632
Other assets	215

Assets of discontinued operations	$8,763

Accounts payable and accrued expenses	$377
Deferred revenues	6,834

Liabilities of discontinued operations	$7,211

8. DEBT

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). The future minimum payments under the Credit Agreement are $4.0 million, $16.0 million and $44.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2005 and September 30, 2006, respectively, is reflected in the unaudited consolidated condensed balance sheet. Jupitermedia made three quarterly debt payments on its term loan totaling $12.0 million during the nine months ended September 30, 2006. In addition, Jupitermedia made an additional $5.0 million payment in May 2006 with proceeds from the sale of its JupiterResearch division. On November 7, 2006, Jupitermedia’s Credit Agreement was amended to increase the maximum amount of Consolidated Capital Expenditures, as defined, to $3.5 million for the fiscal year ending December 31, 2006 and to $4.5 million for the fiscal year ending December 31, 2007. In addition, the amendment also revised the definition of the term “Consolidated EBITDA”.

9. SEGMENT INFORMATION

The following tables summarize the results of the segments of Jupitermedia for the three and nine months ended September 30, 2005 and 2006. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, Food Pix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com and RoyaltyFreeMusic.com. Online media consists of the JupiterWeb business that includes the internet.com, EarthWeb.com, DevX.com and Graphics.com Networks. Other includes corporate overhead, depreciation and amortization. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 6 for the allocation of goodwill to Jupitermedia’s reportable segments. Certain reclassifications have been made to the prior year summary information by segment to conform to current year presentation.

Summary information by segment for the three and nine months ended September 30, 2005 and 2006 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
Online images	$24,011	$26,177	$55,905	$79,549
Online media	7,775	7,607	24,651	23,196
Other	8	—	24	6

	31,794	33,784	80,580	102,751

Cost of revenues and operating expenses:
Online images	13,592	16,975	30,856	50,944
Online media	4,471	4,616	15,251	15,254
Depreciation and amortization	1,895	3,633	4,301	9,501
Other	3,530	4,903	8,432	13,341

	23,488	30,127	58,840	89,040

Operating income (loss):
Online images	10,419	9,202	25,049	28,605
Online media	3,304	2,991	9,400	7,942
Other (a)	(5,417)	(8,536)	(12,709)	(22,836)

	$8,306	$3,657	$21,740	$13,711

(a)	Includes depreciation and amortization expense.

10. INCOME TAXES

In connection with the sale of the JupiterResearch division in March 2006, Jupitermedia was able to utilize all its capital loss carry forwards of approximately $1.1 million. The reversal of the valuation allowance related to the capital loss carry forwards was recorded during the nine months ended September 30, 2006 and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, Jupitermedia reversed the valuation allowance of approximately $1.5 million related to certain foreign deferred tax assets.

11. COMMITMENTS AND CONTINGENCIES

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

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, RoyaltyFreeMusic.com and JupiterGreetings.com.

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

Online media. Online media includes JupiterWeb, which consists of our internet.com, EarthWeb.com, DevX.com and Graphics.com networks of over 150 Web sites and over 150 e-mail newsletters that generated, as of September 2006, over 350 million page views monthly. Online media also includes the STEP Inside Design and Dynamic Graphics print magazines. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects.

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

JupiterResearch Disposition

On March 28, 2006, Jupitermedia sold its JupiterResearch business division. As a result of the sale of JupiterResearch, the Research segment is now reflected as a discontinued operation in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended September 30,		2005 vs. 2006		Nine Months Ended September 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Online images	$24,011	$26,177	$2,166	9%	$55,905	$79,549	$23,644	42%
Online media	7,775	7,607	(168)	(2)	24,651	23,196	(1,455)	(6)
Other	8	—	(8)	(100)	24	6	(18)	(75)

	$31,794	$33,784	$1,990	6%	$80,580	$102,751	$22,171	28%

Online images. We acquired Dynamic Graphics Group on March 7, 2005, Goodshoot S.A.S. on May 19, 2005, PictureArts Corporation on July 18, 2005, Bananastock Limited on October 13, 2005 and the assets of Animation Factory, Inc. on December 23, 2005 and, therefore, there are no financial results for these businesses included in our financial statements prior to these respective dates. The increase in revenues is due primarily to the numerous acquisitions made by the company.

The following table sets forth, for the three and nine months ended September 30, 2005 and 2006, the components of our Online images revenues (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Single images and CD-ROMs	$12,312	$13,566	$29,247	$42,241
Subscriptions	5,423	6,376	14,778	18,851
Distributors, licensing and other	6,276	6,235	11,880	18,457

Total Online images	$24,011	$26,177	$55,905	$79,549

Online media. The decrease in revenues during the three and nine months ended September 30, 2006 was due primarily to the sale of the ClickZ.com Network of Web sites on August 5, 2005, which had revenues of $270,000 and $1.8 million for the three and nine months ended September 30, 2005, respectively.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2005	213	$26
June 30, 2005	219	32
September 30, 2005	193	29
December 31, 2005	158	40
March 31, 2006	155	36
June 30, 2006	138	47
September 30, 2006	141	42

Other. Other revenues represent management fees from our management of internet.com Venture Fund I LLC. These revenues will continue to be negligible in the future.

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended September 30,		2005 vs. 2006		Nine Months Ended September 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Online images	$7,277	$9,216	$1,939	27%	$17,397	$27,438	$10,041	58%
Online media	2,917	2,899	(18)	(1)	9,443	9,314	(129)	(1)

	$10,194	$12,115	$1,921	19%	$26,840	$36,752	$9,912	37%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues during the three and nine months ended September 30, 2006 is primarily due to an increase in commission expense to third party image suppliers, of $632,000 and $5.1 million, respectively, and an increase in employee related costs of $1.4 million and $3.0 million, respectively. These increases were primarily a result of acquisitions made by the company. Stock-based compensation expense was $82,000 and $147,000, respectively, for the three and nine months ended September 30, 2006.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The decrease in cost of revenues from 2005 to 2006 for the three and nine months ended was due primarily to the sale of the ClickZ.com Network of Web sites. Cost of revenues includes $61,000 and $215,000, respectively, in stock-based compensation expense for the three and nine months ended September 30, 2006.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended September 30,		2005 vs. 2006		Nine Months Ended September 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Online images	$4,550	$5,505	$955	21%	$9,709	$16,720	$7,011	72%
Online media	1,703	1,615	(88)	(5)	5,411	5,441	30	1

	$6,253	$7,120	$867	14%	$15,120	$22,161	$7,041	47%

Online images. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel and advertising. The increase in advertising, promotion and selling from 2005 to 2006 for the three and nine months ended September 30, 2006 is due to an increase in employee related costs of $899,000 and $4.8 million, respectively, and an increase in advertising expense of $1.9 million for the nine months ended September 30, 2006. These increases were primarily due to the expansion of our direct sales team and the impact of acquisitions. Stock-based compensation expense was $72,000 and $100,000, respectively, for the three and nine months ended September 30, 2006.

Online media. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel. In addition, advertising, promotion and selling expenses includes costs related to marketing activities. Advertising, promotion and selling expenses include $87,000 and $318,000, respectively, in stock-based compensation expense for the three and nine months ended September 30, 2006.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended September 30,		2005 vs. 2006		Nine Months Ended September 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Online images	$1,765	$2,254	$489	28%	$3,750	$6,786	$3,036	81%
Online media	(149)	102	251	N/M	397	497	100	25
Other	3,530	4,903	1,373	39	8,432	13,343	4,911	58

	$5,146	$7,259	$2,113	41%	$12,579	$20,626	$8,047	64%

Online images. General and administrative expenses primarily consists of payroll and benefits costs for administrative personnel, office related costs and professional fees. The increase from 2005 to 2006 in general and administrative expense for the three and nine months ended September 30 is due to an increase in employee related expenses of $221,000 and $868,000, respectively, an increase in office related costs of $99,000 and $931,000, respectively, an increase in accounting and consulting fees of $89,000 and $562,000, respectively, and an increase in bad debt expense of $238,000 and $362,000, respectively. These increases were primarily due to the impact of acquisitions made by the company.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses from 2005 to 2006 was due primarily to an increase in bad debt expense.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The increase from 2005 to 2006 in general and administrative expense for the three months ended September 30 is due to $919,000 in stock-based compensation expense and an increase in professional fees of $467,000. The increase from 2005 to 2006 for the nine months ended September 30 is due to an increase in employee related costs of $2.8 million, which includes $2.1 million in stock-based compensation expense, and an increase in professional fees of $1.4 million.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended September 30,		2005 vs. 2006		Nine Months Ended September 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Depreciation	$656	$996	$340	52%	$1,357	$2,498	$1,141	84%
Amortization	1,239	2,637	1,398	113	2,944	7,003	4,059	138

	$1,895	$3,633	$1,738	92%	$4,301	$9,501	$5,200	121%

Depreciation and amortization expense increased during the three and nine months ended September 30, 2006 due primarily to acquisitions made by the Company.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to our acquisitions or any acquisitions that may be completed during the remainder of 2006.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2005 vs. 2006		Nine Months Ended September 30,		2005 vs. 2006
	2005	2006	$	%	2005	2006	$	%
Interest income	$74	$99	$25	34%	$288	$380	$92	32%
Interest expense	$(677)	$(1,395)	$(718)	106%	$(965)	$(4,107)	$(3,142)	326%

Interest expense relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. (see Liquidity and Capital Resources).

Provision for income taxes

In connection with the sale of the JupiterResearch division in March 2006, Jupitermedia was able to utilize all its capital loss carry forwards of approximately $1.1 million. The reversal of the valuation allowance related to the capital loss carry forward was recorded during the nine months ended September 30, 2006 and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, Jupitermedia reversed the valuation allowance of approximately $1.5 million related to certain foreign deferred tax assets during the three months ended June 30, 2006.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2005 vs. 2006
	2005	2006	$	%
Operating cash flows	$18,323	$5,448	$(12,875)	(70)%
Investing cash flows	$(70,734)	$(21,496)	$49,238	70%
Financing cash flows	$42,679	$7,658	$(35,021)	(82)%
Acquisitions of businesses and other	$(112,286)	$(29,162)	$83,124	74%
Capital expenditures	$(1,388)	$(2,302)	$(914)	66%

	As of		2005 vs. 2006
	December 31, 2005	September 30, 2006	$	%
Cash and cash equivalents	$18,546	$10,264	$(8,282)	(45)%
Accounts receivable, net	$20,640	$24,365	$3,725	18%
Working capital deficit	$(5,292)	$(6,580)	$(1,288)	(24)%
Long-term debt including current portion	$62,214	$64,250	$2,036	3%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, February 2000 and May 2004, the sale of our Events and Research businesses, through various credit agreements and through cash flows from operating activities. Cash decreased in 2006 primarily due to acquisitions of businesses partially offset by cash flows from operations.

Cash provided by operating activities decreased in 2006 due primarily to an increase in accounts receivable and a decrease in accounts payable and accrued expenses. In 2006, deferred revenues increased primarily due to increased bookings of subscription products for our Online images business.

The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2005 related primarily to the acquisitions of Dynamic Graphics Group and PictureArts Corporation. Net cash used in investing activities in 2006 relates primarily to various investments made for our Online images business.

Cash provided from financing activities in 2005 relates primarily to borrowings under a senior credit facilities with JPMorgan Chase Bank N.A. obtained in connection with the acquisition of Dynamic Graphics Group.

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). The future minimum payments under the Credit Agreement are $4.0 million, $16.0 million and $44.2 million for the years ended December 31, 2006, 2007 and 2008, respectively. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2005 and September 30, 2006, respectively, is reflected in the unaudited consolidated condensed balance sheet. Jupitermedia made three quarterly debt payments on its term loan totaling $12.0 million during the nine months ended September 30, 2006. In addition, Jupitermedia made an additional $5.0 million payment in May 2006 with proceeds from the sale of its JupiterResearch division. On November 7, 2006, Jupitermedia’s Credit Agreement was amended to increase the maximum amount of Consolidated Capital Expenditures, as defined, to $3.5 million for the fiscal year ending December 31, 2006 and to $4.5 million for the fiscal year ending December 31, 2007. In addition, the amendment also revised the definition of the term “Consolidated EBITDA”.

We expect to continue our investing activities, which includes the potential to strategically acquire companies, content and images that are complementary to our business. On November 7, 2006, we signed a definitive written agreement to increase our ownership position in HAAP Media Ltd. from an initial 49.7% equity investment made in January 2006 to 90%. The transaction is expected to close during the fourth quarter of 2006. We expect to finance future acquisitions through a combination of long-term and short-term financing including debt, equity and cash and internally generated cash flow. We may obtain additional long-term financing through the issuance of equity securities and the incurrence of additional long-term secured or unsecured debt.

Our existing cash and investment balances may decline during the remainder of 2006 in the event of a downturn in the general economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements , (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether the adoption of FAS 157 will have an impact on our consolidated financial position, results of operations or cash flows.

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

We are the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. This fund invested in early-stage content-based Internet properties that are not competitive with our business. We invested $700,000 in Fund I, all of which is now fully invested. The remaining $4.3 million of capital raised and funded in Fund I was sourced from third party investors. We no longer have any outstanding capital commitments related to Fund I. The aggregate carrying value of our investment in Fund I was $25,000 as of September 30, 2006.

Our transactions are generally conducted in the United States, and as of September 30, 2006, 60% of our cash is held in accounts that are denominated in United States dollars. Accordingly, we are not exposed to significant foreign currency risk.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed by Jupitermedia in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in Jupitermedia’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Jupitermedia’s internal control over financial reporting.

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

Item 4. OTHER INFORMATION

Not Applicable

Item 5. EXHIBITS

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

Dated: November 9, 2006

Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Christopher J. Baudouin
Christopher J. Baudouin
Executive Vice President and Chief Financial Officer