Form 10-Q/A
period 2006-09-30
JUPITERMEDIA CORP
filed 2007-02-08
CIK 1083712

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



--------------------------------------------------------------------------------

                                   FORM 10-Q/A



--------------------------------------------------------------------------------

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from ______ to ______

                        Commission file number: 000-26393

                            -------------------------

                            Jupitermedia Corporation
             (Exact name of Registrant as specified in its charter)

                            -------------------------


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

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [X]

The number of outstanding shares the Registrant's common stock, par value $.01 per share, as of February 2, 2007 was 35,813,827.

================================================================================

                            Jupitermedia Corporation

                                EXPLANATORY NOTE

                            -------------------------

In its definitive proxy statement which it filed on April 28, 2006, Jupitermedia Corporation (the "Company") disclosed that the Company's Board of Directors had adopted another amendment and restatement (the "Amendment") of the Company's Stock Incentive Plan to increase the number of shares of Common Stock available for issuance under the Company's Stock Incentive Plan by 2,000,000 from 10,000,000 to 12,000,000 (as amended, the "Incentive Plan"), and indicated that it would be seeking stockholder approval for the Amendment at the stockholders' annual meeting scheduled for June 7, 2006. Although the Company described the content of the Amendment and disclosed that it had been adopted in the Quarterly Report on Form 10-Q that it filed for the quarter ended September 30, 2006 on November 9, 2006, it inadvertently omitted to attach the Incentive Plan as required under Rule 601(a)(4) of Regulation S-K. This amendment is being made solely to post the Incentive Plan. In addition, pursuant to the rules of the Securities and Exchange Commission, Exhibits 31.1, 31.2, 32.1 and 32.2 of the original Form 10-Q have been refiled herewith to contain currently dated certifications from our Chief Executive Officer and Principal Financial Officer.

This amendment speaks as of the original filing of the Company's Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.



                            Jupitermedia Corporation

                                      Index


                                                                          Page
                                                                        --------

PART II.     Other Information

Item 5.      Exhibits                                                       3

Signatures

PART II - OTHER INFORMATION


Item 5. EXHIBITS

     The following is a list of exhibits filed as part of this Report on Form 10-Q/A.



Exhibit
Number
          Description
-------   ----------------------------------------------------------------------
10.1 Registrant's 1999 Stock Incentive Plan (Amended and Restated as of June 7, 2006)

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

-----------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 8, 2007
................................            Jupitermedia Corporation

                               /s/ Christopher S. Cardell
                               =================================================
                                            Christopher S. Cardell
                               Director, President, and Chief Operating Officer