Form 10-K
period 2006-12-31
JUPITERMEDIA CORP
filed 2007-03-27
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-76331

Jupitermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
23 Old Kings Highway South Darien, Connecticut	06820
(Address of principal executive offices)	(Zip Code)

(203) 662-2800

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act: None

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $293,110,896.

The number of shares of the outstanding registrant’s Common Stock as of March 23, 2007 was 35,822,965

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

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

Part I

ITEM 1. BUSINESS

Overview

Jupitermedia is a leading global provider of images, original information and events for information technology (“IT”), business and creative professionals. We provide access to one of the largest online image libraries and develop and disseminate vertically focused, original content, all of which provide our users with the knowledge and tools that they need to accomplish their day-to-day job functions. We deliver our content through a number of our proprietary channels, including our extensive online images networks, our online media networks and our events.

We operate two interrelated and complementary businesses through some of the most well known brands targeted at IT, business and creative professionals:

•

Jupiterimages, our online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, RoyaltyFreeMusic.com, StudioCutz.com, JupiterGreetings.com and Stockxpert.com; and

•

The media segment of Jupitermedia consists of the internet.com online division, which operates four distinct networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals. In addition, the media segment includes internet.com events, which produces offline conferences and trade shows focused on IT and business-specific topics.

We have developed and branded these businesses in a manner that enables us to cross-leverage and cross-promote the content and users of each. For example, many of the users of our online media networks also attend our events and utilize our images products. Similarly, many of our event attendees use our online networks.

Our Strategy

Our objective is to strengthen our position as a leading provider of images, original information and events for IT, business and creative professionals. We intend to achieve this objective by continuing to execute on the following strategies:

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our images, original content and events available for our users, clients and customers. We expect to continue to identify emerging technologies and topics of interest and then create images, original content and events for those topics through internal development and strategic acquisitions. We expect to continue to develop additional revenue sources through the launch of new images, content areas and events coverage topics.

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and we expect to continue to pursue strategic acquisition opportunities to strengthen our offerings and services. We may also acquire images and graphics related properties, and IT and Internet related media properties to obtain valuable content, images, brands, expertise and access to new users, advertisers and vendors. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions other than those that have been reported by us from time to time in our filings made pursuant to the Securities Exchange Act of 1934. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate other image and media properties that are complementary to our business. Our acquisitions of Stock Image, The Beauty Archive, Crank City Music, Steve Shapiro Music Library, IFA Bilderteam, Workbook Stock, RoyaltyFreeMusic.com, Cover Images, HAAP Media and JustTechJobs.com in 2006 are complementary to our other online properties and have expanded and diversified our revenue sources.

Identify and Define Emerging Technologies and New Business Opportunities. We continually search for emerging technologies and topics that are of interest to IT, business and creative professionals. We believe that our creative and entrepreneurial culture enables us to identify technology and business shifts before these changes are apparent to most of our users and competitors.

Leverage Our Interrelated and Complementary Business Segments. We operate in two interrelated and complementary business segments. We will continue to cross-leverage and cross-promote our various products and service offerings among the users of our images and online networks and attendees to our events.

Segments

We operate in two business segments under the following brands:

Segment	Brand	Description
• Online images	• Jupiterimages	• Jupiterimages is one of the leading images companies in the world with over 7.0 million images online serving creative professionals.

• Online media	• internet.com

•       The media segment of Jupitermedia consists of the internet.com online division, which operates four distinct networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals. The internet.com online division includes more than 150 Web sites and 150 e-mail newsletters that are viewed by over 20 million users and generate over 350 million page views monthly. In addition, the media segment includes internet.com events, which produces offline conferences and trade shows focused on IT and business-specific topics.

Segment financial data for the years ended December 31, 2004 through 2006 appears in the Notes to the Consolidated Financial Statements.

Online images

Jupiterimages, our Online images business, is one of the leading images companies in the world with over 7.0 million images online serving professions with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, RoyaltyFreeMusic.com, StudioCutz.com, JupiterGreetings.com and Stockxpert.com. We believe that Clipart.com is the largest paid subscription-based graphics resource on the Web with over 6.0 million clipart images, animations, photos, fonts and sounds.

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

We generate our Online media revenues primarily from advertising sold on our Web sites, e-mail newsletters and online discussion forums. We typically provide guarantees of a minimum number of advertising impressions or times that users of our Web sites and related media properties view an advertisement. Revenues from advertising on our Online media networks were 38%, 22% and 17% of consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

We also generate media revenues from the following:

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

Webcasts. We offer Webcasts, which are objective, educational online forums that provide focused research findings and analysis from notable analysts, journalists and industry experts. Our Webcasts are free to qualified professionals. We generate revenue from advertiser sponsorships.

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

Events. We produce offline events focused on IT and business-specific topics that are aligned with our online media properties. We generate revenues from attendee registrations, the purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space and advertiser and vendor sponsorships.

Venture Fund Investments

We were the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, or Fund III, a $75.0 million venture fund formed in January 2000. All of these funds invested in early-stage content-based Internet properties that are not competitive with our business. In October 2002, the operating agreement of Fund III was amended to reduce Fund III’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund’s assets following year-end 2003. In February 2003, the operating agreement of Fund II was amended to provide for the dissolution of the fund and distribution of the fund’s assets following year-end 2003. Both Fund II and Fund III were dissolved in December of 2004 and final distributions were made following such dissolutions. Fund I was dissolved in 2006 as it had reached the end of its seven year life. The final distribution was made following the dissolution.

Corporate Information

Prior to the acquisition of Mecklermedia Corporation (“Mecklermedia”) by Penton Media, Inc. (“Penton Media”) in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia. Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering IT and the Internet industry. In connection with this acquisition, Penton Media determined that Mecklermedia’s Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia’s Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of February 28, 2007, Mr. Meckler beneficially owned 34.8% of our outstanding common stock.

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

Marketing and Sales

Our marketing efforts are directed largely at acquiring image and advertising clients, and subscribers to our paid subscription products.

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

We sell most of our Online images and Online media products through separate direct sales forces. Our U.S. sales forces operate from our New York, McLean, Peoria, South Pasadena, San Francisco, Chicago and Darien offices, and we also maintain local representatives in various locations throughout the United States. Our Online images direct sales force also operates from our offices in the U.K., France, Germany, Spain and Australia. We also have sales employees and sales representatives in Canada and a number of European countries. Sales employees receive a base salary and are eligible for commissions based on sales and revenue goals. Sales representatives receive commissions based on a percentage of sales. Our Online images products are also sold on our Web sites.

Geographic Financial Information

Revenue is summarized below based on the country that generates the sale to the customer with countries having total revenue of 10% or more in a reportable period shown separately:

	2004	2005	2006
United States of America	95%	80%	77%
United Kingdom	—	10	10
Other International	5	10	13

	100%	100%	100%

Intellectual Property

We seek protection of our proprietary images, content, logos, brands, domain names and software relating to our Web sites, e-mail newsletters, online discussion forums, moderated e-mail discussion lists and events and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We pursue the registration of our trademarks and service marks in the United States and internationally, and have applied for registration in the United States and over 50 other countries for a number of our trademarks and service marks. We have encountered obstacles to registration of some marks in several of these countries. We also pursue copyright registration of our content in the United States. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our services or make them available through the Internet, and it is difficult for us to police unauthorized use of our proprietary rights and information.

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

We have licensed in the past, and expect to license in the future, proprietary rights, such as trademarks, brands, content, images or other copyrighted material, to third parties. While we attempt to ensure that the quality of our content, software and brands are maintained by such licensees, we cannot be sure that such licensees will not take actions that might decrease the value of our trademarks, brands, content, images or rights or other copyrighted material, which would harm our business, prospects, financial condition, results of operations and cash flows.

We indemnify certain customers from claims related to alleged infringements of the intellectual property or other rights of third parties, such as claims arising from a photographer’s failure to secure model or property releases for an image we license. The standard terms of these indemnities require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other image and content providers to secure all necessary rights, including all model or property releases prior to submitting any images or content to us, and by requiring them to indemnify us in the event a claim arises in relation to an image or content they have provided.

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

The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues derived from the 20 largest customers in each segment. One customer accounted for 13% of our Online media revenues in 2006. No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

	2004	2005	2006
Online images	—%	2%	2%
Online media	54	54	66
All segments combined	31	16	15

If we were to lose one or more of our significant customers, our future financial results could be negatively affected.

Backlog

The following is a summary of our backlog for each of our segments as of December 31, 2005 and 2006 (in thousands):

	December 31,
	2005	2006
Online images	$10,239	$11,905
Online media	3,377	3,308

	$13,616	$15,213

Our Online images backlog consists primarily of subscriptions to certain of our Jupiterimages products. Our Online media backlog consists of commitments for advertising, opt-in e-mail, list rental, e-commerce and licensing arrangements on our networks and subscriptions to our paid subscription services.

Substantially all of our backlog as of December 31, 2006 will be recognized as revenue in 2007.

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

Online media

The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. Competitive factors in this industry include editorial quality, quantity and quality of the users of our networks, customer service, pricing and the strength of our complementary offerings. We compete with other companies, which direct a portion of their overall Web content at the IT and Internet professional community, such as CNET, Inc., CMP Media Inc., International Data Group, Open Source Technology Group, TechTarget, Inc. and Ziff Davis Media Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media.

Employees

The following is a summary of our employees by segment as of December 31, 2005 and 2006:

	December 31, 2005	December 31, 2006
Online images	381	498
Online media	115	121
Other	54	59
Discontinued operations	89	—

	639	678

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

We have a limited history operating our combined businesses, which makes it difficult to predict future revenues and operating expenses. The Jupiterimages business was not initially integrated into our business until June 2003. We continue to integrate recent acquisitions within our Jupiterimages business, including the acquisition of Stock Image S.A.S. on February 2, 2006, IFA Bilderteam GmbH on May 2, 2006, Workbook Stock on June 5, 2006, RoyaltyFreeMusic.com on August 7, 2006, Cover-Imagen y Publicaciones, S.L. on October 26, 2006 and HAAP Media Ltd. on December 19, 2006. Accordingly, the past performance of these businesses and our company as a whole on a combined basis may not be indicative of the future performance of these businesses or our company as a whole under current management. Furthermore, our management has limited experience operating the Jupiterimages business, as well as our combined businesses as a whole. This limited operating experience could require additional management resources, and may disadvantage us in relation to competitors with more experienced management in these industry segments. Such factors could result in increased expenses, reduced revenues and loss of market share, any of which could cause our stock price to fluctuate or decline.

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

Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, IT professionals, business professionals and creative professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period. Finally, we have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of HAAP Media Ltd. on December 19, 2006, Cover-Imagen y Publicaciones, S.L. on October 26, 2006, RoyaltyFreeMusic.com on August 7, 2006, Workbook Stock on June 5, 2006, IFA Bilderteam GmbH on May 2, 2006, Stock Image S.A.S. on February 2, 2006, Animation Factory on December 23, 2005, Bananastock Limited on October 13, 2005, PictureArts Corporation on July 18, 2005, Goodshoot S.A.S. on May 18, 2005 and Creatas, LLC on March 7, 2005. Any future acquisitions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

Because a limited number of advertisers constitute a significant portion of our revenues, our revenues could decline significantly if one or more of these advertisers were to cease advertising with us.

For the year ended December 31, 2006, our top 20 advertisers accounted for 66% of our online media revenues. We expect that a limited number of advertisers will continue to account for a significant portion of our revenues. Moreover, we typically sell advertisements under purchase order agreements. Generally, these agreements are subject to cancellation by our advertisers with no minimum notice requirement. From time to time, our content may focus on areas that some of our advertisers find contrary to their commercial interests. In the event that this occurs, an advertiser may choose to reduce or terminate their commercial relationship with us. If we lose one or more of the advertisers that represent a material portion of the revenues we have generated to date, our business, results of operations and financial condition would suffer. In addition, if a significant advertiser fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and our stock price could decline.

Our business may suffer if we are unable to maintain or enhance awareness of our brands or if we incur excessive expenses attempting to promote our brands.

Promoting and strengthening the Jupiterimages, internet.com, EarthWeb.com and DevX.com brands is critical to our efforts to attract and retain users of our online media networks, advertisers, customers and clients for our content products, and to increase attendance at our events. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

We have generated significant losses since inception and may not report positive net income in the future.

As of December 31, 2006, we had an accumulated deficit of $33.9 million. 2003 was the first year in which we achieved profitability on an annual basis to date. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $40.2 million for the year ended December 31, 2005 and $57.1 million for the year ended December 31, 2006. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and these fluctuations could affect the market price of our common stock.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had $276.9 million of goodwill and net intangible assets as of December 31, 2006. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

Our operations are dependent on our communications systems and computer hardware, most of which is located in data centers operated by Qwest Communications, Inc, Login Inc. and in our facility in Peoria, IL. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted, and could cause our stock price to fluctuate or decline. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

We seek protection of our digital images, content, logos, brands, domain names and software relating to our businesses, including the registration of our trademarks, service marks and copyrights both in the United States and in certain foreign countries. However, our actions may be inadequate to protect our trademarks, copyrights, domain names and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our products and services or make them available through the Internet. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property rights by filing unauthorized trademark applications in foreign countries to register our marks. It is also difficult and costly for us to police unauthorized use of our proprietary rights and information, particularly in foreign countries. We may not have, in all cases, conducted formal evaluations to confirm that our technology and products do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology and products and services do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and sales of our products and services could suffer.

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

We depend primarily on our direct sales force to sell advertising on our online networks. We also depend on our sales force to license images and to enter into e-commerce agreements. This dependence involves a number of risks, including:

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

The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. We compete with other companies, which direct a portion of their overall Web content at the IT and Internet professional community, such as CNET, Inc., CMP Media Inc., International Data Group, Open Source Development Network, Inc., Tech Target, Inc. and Ziff Davis Media Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media.

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

We face potential liability for information and images that we publish, distribute or provide at events.

Due to the nature of content published on our online networks, including content placed on our online networks by others, and as a publisher and distributor of both images and original information, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, personal injury or other legal theories based on the nature, publication or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to Web sites operated by third parties, we are liable for wrongful actions by those third parties through these Web sites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that users could make claims against us for losses incurred in reliance on information provided on our networks. Such claims, whether brought in the United States or abroad, could divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our products and services.

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

As of February 28, 2007, Alan M. Meckler beneficially owned 34.8% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company, which some investors might deem to be in the best interests of the stockholders.

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

Regulation could reduce the registration or value of our domain names.

We own registrations for the Internet domain names “Jupitermedia.com,” “JupiterWeb.com,” “Jupiterimages.com,” “internet.com,” “EarthWeb.com,” “DevX.com,” “Photos.com,” “Clipart.com,” “ArtToday.com”, “Comstock.com,” “PictureArts.com,” “Creatas.com,” “liquidlibrary.com,” “thinkstock.com” and “goodshoot.com,” as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the “Jupitermedia.com,” “Jupiterweb.com,” “Jupiterimages.com,” “internet.com,” “EarthWeb.com,” “DevX.com,” “Photos.com,” “Clipart.com,” “ArtToday.com”, “Comstock.com,” “PictureArts.com,” “Creatas.com,” “liquidlibrary.com,” “thinkstock.com” and “goodshoot.com” domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets which increase our value and contribute to our competitive advantage through name recognition, reputation, user and search engine traffic, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to decline.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to advertise our products and services and thereby decrease our advertising revenue.

We collect information from our customers that register for services, purchase products or respond to surveys. With our customers’ permission, we may use this information to inform our customers of products and services that may be of interest to them. We may also share this information with our advertising clients if our customers have elected to receive additional promotional materials on a specified topic and have granted us permission to do so. The U.S. federal and various state governments have recently adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. The European Union adopted a directive that may limit our collection and use of information from Internet users in Europe. In addition, public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. Since many of the proposed laws, regulations and practices are still being developed, we cannot yet determine the impact these issues may have on our business. Changes to federal or state laws or regulations, or industry practices, including consumer privacy laws, could lead to additional costs and could impair our ability to collect customer information which helps us to provide more targeted advertising for our customers, thereby impairing our ability to maximize advertising revenue from our advertising clients.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table sets forth a list of our current office locations:

Locations	Square Feet	Termination Date	Use
Leased and Occupied
Darien, CT	20,000	February 2008	Administrative, IT, Online media editorial and operations, and Online images marketing and operations
New York, NY	16,000	July 2007	Online media sales and editorial, and Online images sales and operations
South Pasadena, CA	16,000	December 2008	Online images sales, marketing and operations
Mountainside, NJ	14,500	June 2008	Online images operations
Ottobrunn, Germany	12,000	October 2008	Online images sales, marketing and operations
Gatineau, Quebec	7,500	July 2009	Online images operations
San Francisco, CA.	7,500	August 2008	Online media sales and editorial
McLean, Virginia	6,000	June 2010	Online images sales
Essex, England	5,000	December 2009	Online images sales, marketing and operations
Tucson, AZ	4,500	December 2008	Online images operations and marketing
Madrid, Spain	4,300	March 2010	Online images sales, marketing and operations
Charlotte, NC	3,000	November 2007	Online images operations
Chicago, IL	2,700	May 2009	Online images sales
Paris, France	2,200	February 2013	Online images sales, marketing and operations
South Pasadena, CA	2,100	November 2008	Online images sales, marketing and operations
Budapest, Hungary	2,000	December 2007	Online images operations
Norcross, GA	1,800	September 2009	Online images operations
London, England	1,800	January 2012	Online images sales and operations
Brookvale, Australia	1,700	January 2008	Online images sales, marketing and operations
Sophia Antipolis, France	1,600	January 2013	Online images sales and operations
Sioux Falls, SD	1,600	July 2007	Online images operations
Toronto, Canada	1,145	February 2008	Online images operations
Annecy le Vieux, France	1,100	December 2007	Online images operations
Barcelona, Spain	1,000	November 2007	Online images sales
Berlin, Germany	1,000	90 days notice	Online media editorial
Oxfordshire, England	1,000	January 2010	Online images operations
Dusseldorf, Germany	500	90 days notice	Online images sales

Sublet
Gatineau, Quebec	2,040	January 2008	This location is currently sublet to an unaffiliated third party

Owned and Occupied
Peoria, IL	56,000		Online images sales, marketing and operations

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

On or about November 13, 2006, Robert Lange, who identifies himself as a shareholder of Jupitermedia, commenced a purported shareholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. Jupitermedia and the individual defendants have not yet filed their responses to the complaint.

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

	High	Low
Year ended December 31, 2005
First Quarter	$21.86	$12.92
Second Quarter	$19.29	$12.71
Third Quarter	$22.77	$15.34
Fourth Quarter	$18.57	$14.78

Year ended December 31, 2006
First Quarter	$18.81	$13.92
Second Quarter	$18.70	$12.79
Third Quarter	$13.33	$6.33
Fourth Quarter	$10.05	$5.45

Year ending December 31, 2007
First Quarter (through March 23, 2007)	$10.48	$6.06

As of March 23, 2007, there were 68 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,751,974	$10.96	2,646,459
Equity compensation plans not approved by security holders	—	—	—

Total	4,751,974	$10.96	2,646,459

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the financial statements of Jupitermedia, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$34,476	$38,713	$52,636	$113,754	$137,530
Cost of revenues (exclusive of items shown separately below)	13,515	16,791	15,917	36,841	50,683
Advertising, promotion and selling	11,377	9,670	9,965	21,006	29,732
General and administrative, as restated (1)	6,487	6,827	9,964	19,164	27,380
Depreciation	2,235	1,422	804	1,763	3,473
Amortization	807	1,371	2,166	4,816	9,913
Gain on sale of assets, net	—	—	—	13,259	—

Total operating expenses	34,421	36,081	38,816	70,331	121,181

Operating income	55	2,632	13,820	43,423	16,349
Income (loss) on investments and other, net	(205)	121	190	—	(308)
Interest income	383	190	163	392	446
Interest expense	—	(26)	(130)	(3,508)	(5,544)

Income before income taxes, minority interests and equity income (loss) from investments	233	2,917	14,043	40,307	10,943
Provision (benefit) for income taxes	—	—	288	(19,692)	3,625
Minority interests	(40)	26	(89)	(46)	(34)
Equity income (loss) from investments, net	(644)	(244)	(31)	270	256

Income (loss) from continuing operations	(451)	2,699	13,635	60,223	7,540
Income (loss) from discontinued operations, net of taxes	(62)	(1,325)	2,102	2,332	11
Gain on sale of discontinued operations, net of taxes	—	—	—	15,844	5,573

Net income (loss) (1)	$(513)	$1,374	$15,737	$78,399	$13,124

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.02)	$0.11	$0.46	$1.76	$0.21

Net income (loss)	$(0.02)	$0.05	$0.54	$2.29	$0.37

Diluted:
Income (loss) from continuing operations	$(0.02)	$0.10	$0.43	$1.65	$0.21

Net income (loss)	$(0.02)	$0.05	$0.49	$2.15	$0.36

Shares used in computing earnings (loss) per share:
Basic	25,318	25,574	29,381	34,166	35,403

Diluted	25,318	26,917	31,801	36,498	36,093

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,451	$9,567	$30,179	$18,546	$8,891
Working capital	21,360	5,691	28,668	(5,292)	(12,150)
Total assets	48,385	56,038	116,297	308,913	332,190
Long-term debt, including current portion	—	—	—	62,214	65,899
Total equity	34,854	38,359	92,159	205,360	229,822

(1)	2002 and 2003 amounts have been restated from amounts previously reported. See note 16 to the consolidated financial statements included in Item 8.

As discussed above at pages 10 and 11 in the risk factor entitled “Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts,” we have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of HAAP Media Ltd. on December 19, 2006, Cover-Imagen y Publicaciones, S.L. on October 26, 2006, RoyaltyFreeMusic.com on August 7, 2006, Workbook Stock on June 5, 2006, IFA Bilderteam GmbH on May 2, 2006, Stock Image S.A.S. on February 2, 2006, Animation Factory on December 23, 2005, Bananastock Limited on October 13, 2005, PictureArts Corporation on July 18, 2005, Goodshoot S.A.S. on May 18, 2005 and Creatas, LLC on March 7, 2005. Any future acquisitions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on year-to-year comparisons of the Statement of Operations Data provided in the selected consolidated financial data above as an indicator of our future results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of images, original information and events for information technology (“IT”), business and creative professionals. Our operations are classified into two principal segments: Online images and Online media.

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, RoyaltyFreeMusic.com, StudioCutz.com, JupiterGreetings.com and Stockxpert.com.

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

Online media. The media segment of Jupitermedia consists of the internet.com online division, which operates four distinct networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals. The internet.com online division includes more than 150 Web sites and 150 e-mail newsletters that are viewed by over 20 million users and generate over 350 million page views monthly. Online media also includes the STEP Inside Design and Dynamic Graphics print magazines. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects.

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

Recent Acquisitions and Dispositions

On February 2, 2006, Jupitermedia acquired all of the shares of Stock Image S.A.S for $11.1 million in cash. Located in Paris, France, Stock Image is a leading resource for rights-managed images through its Stock Image brand and royalty-free images through its Pixland brand. This acquisition has been integrated into our Online images business.

In March 2006, Jupitermedia announced that it sold its JupiterResearch division for $10.1 million in cash and the assumption of certain liabilities by the purchaser, subject to certain post-closing adjustments. The purchaser is JupiterResearch, LLC a subsidiary of JupiterKagan, Inc., which is a portfolio company of MCG Capital Corporation (Nasdaq: MCGC). As a result of this sale, Jupitermedia’s Research segment is now being presented as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144.

In 2006, we also made various other acquisitions to complement our current product and service offerings.

During 2005, we made five significant acquisitions, which have been integrated into our Online images business.

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

•

On October 13, 2005, Jupitermedia acquired all of the shares of Bananastock Limited (“BananaStock”) for $19.1 million in cash, subject to certain post-closing adjustments. BananaStock is a resource for royalty free digital images for business users and creative professionals.

•

On December 23, 2005, Jupitermedia acquired the assets of Animation Factory, Inc. (“Animation Factory”) for $9.35 million in cash and the assumption of certain liabilities. Animation Factory, based in Sioux Falls, South Dakota, offers paid online subscriptions for royalty-free 3D clipart, animated graphics, video backgrounds, Microsoft PowerPoint templates, and e-mail, and Web page backgrounds for business and personal use.

On August 5, 2005, Jupitermedia sold its Search Engine Strategies events and its ClickZ.com Network of Web sites (collectively known as “SES”) to Incisive Media plc, a London Stock Exchange listed media company, for $43.0 million in cash, subject to certain post-closing adjustments.

In 2005, we also made various smaller acquisitions to complement our current product and service offerings.

During 2004, we made three significant acquisitions which have been integrated into our Online images business.

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

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by segment (dollars in thousands):

	Year Ended December 31,			2004 vs. 2005		2005 vs. 2006
	2004	2005	2006	$	%	$	%
Online images	$22,571	$80,658	$106,636	$58,087	257%	$25,978	32%
Online media	30,019	33,066	30,888	3,047	10	(2,178)	(7)
Other	46	30	6	(16)	(35)	(24)	(80)

	$52,636	$113,754	$137,530	$61,118	116%	$23,776	21%

Online images. We acquired the assets of Comstock Images on April 1, 2004 and the assets of Thinkstock on July 28, 2004. We also acquired the stock of Hemera on November 12, 2004, Dynamic Graphics Group on March 7, 2005, Goodshoot on May 19, 2005, PictureArts on July 18, 2005, BananaStock on October 13, 2005, the assets of Animation Factory, Inc. on December 23, 2005 and the stock of Stock Image S.A.S. on February 2, 2006 and, therefore, there are no financial results for these businesses prior to these respective dates. The increase in revenues for each of the periods presented is due primarily to the numerous acquisitions made by the company.

The following table sets forth, for the years ended December 31, 2004, 2005 and 2006 the components of our Online images revenues (in thousands):

	Year Ended December 31,
	2004	2005	2006
Single images and CD-ROMs	$7,390	$40,286	$53,726
Subscriptions	10,857	20,501	25,645
Distributors, licensing and other	4,324	19,871	27,265

Total Online images	$22,571	$80,658	$106,636

We expect our Online images revenues to increase in the future.

Online media. We acquired Dynamic Graphics Group on March 7, 2005, which contributed $1.4 million and $1.1 million to Online media revenues during the years ended December 31, 2005 and 2006, respectively. The remaining increase in revenues during the year ended December 31, 2005 is due primarily to an increase in revenues from our e-commerce partners, as well as an increase in the average amount of advertising purchased by our customers. The decrease in revenues during the year ended December 31, 2006 is primarily due to the sale of the ClickZ.com network of Web sites on August 5, 2005, which had revenues of $1.8 million in 2005.

The following table sets forth, for the periods indicated, the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
2004	440	$68
2005	382	87
2006	283	109

We expect our Online media revenues to increase in the future.

Other. Other revenues represent management fees from our management of the internet.com venture funds. The year-over-year reduction in revenues from 2004 to 2006 was due to the decrease in the value of the investments within the venture funds and due to the liquidation and dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC in December 2004. During 2006, internet.com Venture Fund I LLC reached the end of its seven year life and was dissolved.

Cost of revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues by segment (dollars in thousands):

Cost of revenues

	Year Ended December 31			2004 vs. 2005		2005 vs. 2006
	2004	2005	2006	$	%	$	%
Online images	$4,551	$24,751	$38,650	$20,200	444%	$13,899	56%
Online media	11,366	12,090	12,033	724	6	(57)	—

	$15,917	$36,841	$50,683	$20,924	131%	$13,842	38%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The year-over-year increase in cost of revenues from 2004 to 2005 was due to the acquisitions made in 2005, as well as the full year impact from the acquisitions of Comstock, Thinkstock and Hemera in 2004. The year-over-year increase in cost of revenues from 2005 to 2006 is primarily due to an increase in commission expense to third party image suppliers of $7.5 million and an increase in employee related costs of $4.3 million. These increases were primarily a result of acquisitions made by the company. Stock-based compensation expense was $208,000 for the year ended December 31, 2006.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our image library and to substitute licensed images with images that we own that will result in reduced commission expense in the future. As we continue to make investments to increase the size of our image library, we may need to increase our spending for Web site hosting and storage costs.

Online media. Cost of revenues primarily consists of payroll and benefits costs for editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues from 2004 to 2005 was due primarily to increased costs resulting from the acquisition of Dynamic Graphics Group. The acquisition of Dynamic Graphics Group added $1.1 million and $788,000 to cost of revenues in 2005 and 2006, respectively. The decrease in cost of revenues from 2005 to 2006 was due primarily to the sale of the ClickZ.com Network of Web sites. Cost of revenues includes $258,000 in stock-based compensation expense for the year ended December 31, 2006.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a year-over-year comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Year Ended December 31,			2004 vs. 2005		2005 vs. 2006
	2004	2005	2006	$	%	$	%
Online images	$3,228	$14,116	$22,736	$10,888	337%	$8,620	61%
Online media	6,737	6,890	6,996	153	2	106	2

	$9,965	$21,006	$29,732	$11,041	111%	$8,726	42%

Online images. Advertising, promotion and selling expenses primarily consist of payroll and benefit costs for sales and marketing personnel and advertising. The year-over-year increase in advertising, promotion and selling expense from 2004 to 2005 was due to the acquisitions made in 2005, as well as the full year impact from the acquisitions of Comstock, Thinkstock and Hemera. The year-over-year increase in advertising, promotion and selling expense from 2005 to 2006 is due to an increase in employee related costs of $6.4 million and an increase in advertising expense of $1.7 million. These increases were primarily due to the expansion of our direct sales team and the impact of acquisitions. Stock-based compensation expense was $148,000 for the year ended December 31, 2006.

Online media. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel. The increase in advertising, promotion and selling expenses from 2004 to 2005 relates primarily to increased costs resulting from the acquisition of Dynamic Graphics. In addition, advertising, promotion and selling expenses includes costs related to marketing activities. Advertising, promotion and selling expenses include $359,000 in stock-based compensation expense for the year ended December 31, 2006.

General and administrative

The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses by segment (dollars in thousands):

	Year Ended December 31,			2004 vs. 2005		2005 vs. 2006
	2004	2005	2006	$	%	$	%
Online images	$1,298	$5,623	$8,912	$4,325	333%	$3,289	58%
Online media	611	583	708	(28)	(5)	125	22
Other	8,055	12,958	17,760	4,903	61	4,802	37

	$9,964	$19,164	$27,380	$9,200	92%	$8,216	43%

Online images. General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office related costs and professional fees. The year-over-year increase in general and administrative expense from 2004 to 2005 was due to the acquisitions made in 2005, as well as the full year impact from the acquisitions of Comstock, Thinkstock and Hemera. The increase from 2005 to 2006 in general and administrative expense is due to an increase in employee related expenses of $1.2 million, an increase in office related costs of $1.0 million, an increase in bad debt expense of $319,000 and an increase in accounting fees of $218,000. These increases were primarily due to the impact of acquisitions made by the company.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The decrease in general and administrative expense from 2004 to 2005 was due to a decrease in office related costs of $84,000 in 2005. The increase in general and administrative expenses from 2005 to 2006 was due primarily to an increase in bad debt expense of $263,000 offset by a decrease in office related costs of $146,000.

Other. General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office related costs and professional fees. The increase in general and administrative expenses from 2004 to 2005 relates to the acquisition of Dynamic Graphics Group and PictureArts, which added $2.7 million and $776,000, respectively, to general and administrative costs during the year ended December 31, 2005. The remaining increase during the year ended December 31, 2005 relates to an increase in payroll related costs of $1.3 million and professional fees of $346,000. The increase in general and administrative expenses from 2005 to 2006 is due to $2.7 million in stock-based compensation expense and an increase in professional fees of $2.1 million. The increase in professional fees in 2005 and 2006 was caused primarily by increased audit, consulting and tax related services due to the increase in the size of our business.

Depreciation and amortization

The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses (dollars in thousands):

	Year Ended December 31,			2004 vs. 2005		2005 vs. 2006
	2004	2005	2006	$	%	$	%
Depreciation	$804	$1,763	$3,473	$959	119%	$1,710	97%
Amortization	2,166	4,816	9,913	2,650	122	5,097	106

Depreciation and amortization expense increased year-over-year from 2004 through 2006 due primarily to the acquisitions made by the Company.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any changes in any purchase accounting adjustments relating to our acquisitions or any future acquisitions.

Gain on sale of assets, net

The following table sets forth, for the periods indicated, a comparison of our gain on sale of assets and other, net (dollars in thousands):

	Year Ended December 31,			2004 vs. 2005		2005 vs. 2006
	2004	2005	2006	$	%	$	%
Gain on sale of assets, net	$—	$13,259	$—	$13,259	N/M	$(13,259)	N/M

As part of the sale of SES on August 5, 2005, we sold our ClickZ.com network of Web sites to Incisive Media plc, which resulted in a gain of $13.3 million.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,			2004 vs. 2005		2005 vs. 2006
	2004	2005	2006	$	%	$	%
Interest income	$163	$392	$446	$229	140%	$54	14%
Interest expense	(130)	(3,508)	(5,544)	(3,378)	(2,598)	(2,036)	(58)

The increase in interest income from 2004 to 2005 was due to a higher average cash balance resulting from the completion of our follow-on public offering of common stock in May 2004, increased cash flows and profitability and higher interest rates. The increase in interest income from 2005 to 2006 was due primarily to higher interest rates.

Interest expense relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. (See Liquidity and Capital Resources.)

Provision (benefit) for income taxes

In connection with the sale of the JupiterResearch division in March 2006, Jupitermedia was able to utilize all its capital loss carry forwards of $1.1 million. The reversal of the valuation allowance related to the capital loss carry forwards was recorded during the year ended December 31, 2006 and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, Jupitermedia reversed the valuation allowance of $1.5 million related to certain foreign deferred tax assets during the year ended December 31, 2006.

In connection with the gain on the sale of the Search Engine Strategies events and the ClickZ.com network of Web sites, Jupitermedia utilized its remaining federal net operating loss carryforwards and accordingly, reversed the valuation allowance of $14.1 million related to those net operating loss carryforwards during the year ended December 31, 2005.

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

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese and Hungarian subsidiaries. Japan.internet.com KK and Jupiterimages Japan represent our online media and online images businesses focused on Japan. HAAP Media Ltd. is our micro-payment online images business based in Hungary.

Equity income (loss) from investments, net

Equity income (loss) represents our net equity interests in the investments in internet.com venture funds and joint ventures. As a result of the dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC during 2004, and internet.com Venture Partners I LLC in December 2006, the remaining carrying value of our venture fund investments is $0 as of December 31, 2006. Equity income for the years ended December 31, 2005 and 2006 relates solely to our joint ventures.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

				2004 vs. 2005		2005 vs. 2006
For the Year Ended December 31:	2004	2005	2006	$	%	$	%
Operating cash flows	$19,811	$26,327	$13,448	$6,516	33%	$(12,879)	(49)%
Investing cash flows	$(36,729)	$(105,873)	$(31,045)	$(69,144)	(188)%	$74,828	71%
Financing cash flows	$37,537	$68,136	$7,692	$30,599	82%	$(60,444)	(89)%
Capital expenditures	$(601)	$(2,225)	$(3,255)	$(1,624)	(270)%	$(1,030)	(45)%
Acquisitions of businesses, images and other	$(36,487)	$(146,799)	$(37,758)	$(110,312)	(302)%	$109,041	74%

As of December 31:
Cash and cash equivalents	$30,179	$18,546	$8,891	$(11,633)	(39)%	$(9,655)	(52)%
Accounts receivable, net	$10,296	$20,640	$25,296	$10,344	100%	$4,656	23%
Working capital	$28,668	$(5,292)	$(12,150)	$(33,960)	(118)%	$(6,858)	(130)%
Long-term debt	$—	$46,214	$49,899	$46,214	N/M	$3,685	8%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, January 2000 and May 2004, the sale of our Events and Research businesses, through various credit agreements and through cash flows from operating activities. Cash decreased in 2006 primarily due to acquisitions of businesses partially offset by cash flows from operations. Cash decreased in 2005 primarily due to the acquisition of Dynamic Graphics Group, which resulted in a cash payment of $38.2 million, the acquisition of PictureArts, which resulted in a cash payment of $63.2 million and the acquisition of BananaStock, which resulted in a cash payment of $19.0 million. This decrease was partially offset by a $30.0 million term loan and borrowings of $8.0 million under a revolving credit facility obtained in connection with the acquisitions of Dynamic Graphics and PictureArts, cash proceeds from sale of SES of $43.0 million, along with cash inflows from operating activities of $26.3 million. Cash increased in 2004 primarily due to proceeds from our May 2004 public offering of common stock, cash flows from operations and proceeds from the exercise of stock options.

Cash provided by operating activities decreased in 2006 primarily due to a decrease in income from continuing operations, an increase in accounts receivable and a decrease in accounts payable and accrued expenses. In 2006, deferred revenues increased primarily due to increased bookings of subscription products for our Online images business. Cash provided by operating activities increased in 2005 due primarily to increases in income from continuing operations offset by increases in accounts receivable and prepaid expenses as well as decreases in accounts payable and accrued expenses. In 2005, accounts receivable increased primarily due to the increased distribution sales for our Online images business as a result of acquisitions. Cash provided by operating activities increased in 2004 due primarily to increases in our net income and deferred revenues. In 2004, deferred revenues increased primarily due to the increased bookings for our Online images business.

The amounts of cash used in investing activities vary in correlation to the value of the acquisitions consummated. Net cash used in investing activities in 2006 decreased from cash used in 2005 primarily due to larger acquisitions, such as Dynamic Graphics Group and PictureArts, being consummated in 2005. Net cash used in investing activities in 2005 increased from cash used in 2004 primarily due to the acquisitions of Dynamic Graphics Group, PictureArts and BananaStock.

Cash provided from financing activities in 2005 and 2006 relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A.

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). Substantially all of Jupitermedia’s domestic assets are currently pledged as security under the Credit Agreement.

The future minimum payments under the Credit Agreement are $16.0 million and $49.9 million for the years ended December 31, 2007 and 2008, respectively. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2005 and 2006, respectively, is reflected in the Consolidated Balance Sheet. Jupitermedia made four quarterly debt payments on its term loan totaling $16.0 million during the year ended December 31, 2006. In addition, Jupitermedia made an additional $5.0 million payment in May 2006 with proceeds from the sale of its JupiterResearch division. On November 7, 2006, Jupitermedia’s Credit Agreement was amended to increase the maximum amount of Consolidated Capital Expenditures, as defined, to $3.5 million for the fiscal year ending December 31, 2006 and to $4.5 million for the fiscal year ending December 31, 2007. In addition, the amendment also revised the definition of the term “Consolidated EBITDA”.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants including, among others, limitations on incurrence of additional indebtedness, limitations on mergers and asset sales, limitations on investments, guarantees and acquisitions, other than Permitted Acquisitions (as defined in the Credit Agreement), limitations on dividends, share redemptions and other restricted payments, and limitations on the amount of capital expenditures. The Credit Agreement also includes a leverage ratio covenant, a covenant prohibiting Consolidated Adjusted Net Income (as defined in the Credit Agreement) from being negative in each of any two fiscal quarters during any period of four fiscal quarters and a minimum net worth covenant. Jupitermedia is in compliance with its debt covenants relating to the Credit Agreement as of December 31, 2006. The Credit Agreement contains customary events of default, including among others, non payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with other indebtedness, a Change of Control (as defined in the Credit Agreement), certain undischarged judgments, material adverse change or the occurrence of certain bankruptcy or ERISA events. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable. A bankruptcy event of default causes such obligations automatically to become immediately due and payable.

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

Our existing cash and investment balances may decline during 2007 in the event of a downturn in the general economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2006 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$65,899	$16,000	$49,899	$—	$—
Operating lease obligations	6,471	2,701	3,068	702	—
Purchase obligation—acquisition	1,000	1,000	—	—	—

Total	$73,370	$19,701	$52,967	$702	$—

Jupitermedia has an employment agreement with its President and Chief Operating Officer. This provides twelve months of severance to be paid upon termination and is not reflected in the above table.

Related Party Transactions

I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, served as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC prior to their dissolutions. Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

During 2005, Jupitermedia’s Board of Directors granted lifetime post-employment medical benefits to Jupitermedia’s Chairman and Chief Executive Officer and his spouse. The cost accrued for these benefits was $35,000 and $69,000 for the years ended December 31, 2005 and 2006, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are in the process of evaluating the impact of adopting FIN 48 and we presently do not anticipate a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB No. 108 will have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have an impact on our consolidated financial position, results of operations or cash flows.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Long-lived assets, including goodwill and intangible assets, were $276.9 million as of December 31, 2006. The annual impairment analysis is considered critical because of the significance of long-lived assets to our consolidated balance sheet.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”). Among its provisions, SFAS No. 123R requires us to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value.

Historically, we offered stock option awards as our primary form of long-term incentive compensation. These stock option awards generally vest over three years and have a 10 year term. We use the Black-Scholes option valuation model to value stock option awards. The fair value of stock option awards is based on the fair value of Jupitermedia stock on the date of grant.

The Black-Scholes valuation model for our stock option awards estimates the potential value the employee will receive based on current interest rates, expected time at which the employee will exercise the award and the expected volatility of Jupitermedia’s stock price. These assumptions are based on historical experience and future expectations of employee behavior and stock price.

Another significant assumption utilized in calculating our share-based compensation is the amount of awards that we expect to forfeit. Compensation expense is recognized only for share-based payments expected to vest and we estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on our historical experience and future expectations.

Changes in our assumptions utilized to value our stock options and forfeiture rates could materially affect the amount of share-based compensation expense recognized in the consolidated statement of operations.

Income Taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and tax planning strategies available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized. A significant portion of deferred tax assets consists of net operating loss carryforwards (“NOLs”). We have NOLs totaling $30.3 million at December 31, 2006, which are available to reduce future taxes in the United States, Australia, Canada, Japan, Germany and the United Kingdom. Of these NOLs, $0 expire in 2007, $29.0 million expire at various times between 2008 and 2025 and $1.3 million have indefinite lives.

Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We establish tax reserves when, based on the applicable tax law and facts and circumstances relating to a particular transaction or tax position, it becomes probable that the position will not be sustained when challenged by a taxing authority. A change in our tax reserves could have a significant impact on our results of operations.

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

We were the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999, internet.com Venture Fund II LLC, or Fund II, a $15.0 million venture fund formed in September 1999, and internet.com Venture Partners III LLC, or Fund III, a $75.0 million venture fund formed in January 2000. All of these funds invested in early-stage content-based Internet properties that are not competitive with our business. In October 2002, the operating agreement of Fund III was amended to reduce Fund III’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund’s assets following year-end 2003. In February 2003, the operating agreement of Fund II was amended to provide for the dissolution of the fund and distribution of the fund’s assets following year-end 2003. Both Fund II and Fund III were dissolved in December of 2004 and final distributions were made following such dissolutions. Fund I was dissolved in 2006 as it had reached the end of its seven year life. The final distribution was made following the dissolution.

We are also subject to interest rate fluctuations related to our borrowings under the Credit Agreement with JPMorgan Chase Bank N.A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jupitermedia Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, Connecticut

We have audited the accompanying consolidated balance sheets of Jupitermedia Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 26, 2007

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal controls over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting.

Based on our assessment, management has determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report and Deloitte & Touche LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006.

/s/ ALAN M. MECKLER
Alan M. Meckler Chairman and Chief Executive Officer Jupitermedia Corporation

/s/ CHRISTOPHER S. CARDELL
Christopher S. Cardell President and Chief Operating Officer Jupitermedia Corporation

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, CT

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Jupitermedia Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment.”

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 26, 2007

Jupitermedia Corporation

Consolidated Balance Sheets

December 31, 2005 and 2006

(in thousands, except share and per share amounts)

	December 31, 2005	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$18,546	$8,891
Accounts receivable, net of allowances of $1,935 and $2,114, respectively	20,640	25,296
Prepaid expenses and other	3,517	2,601
Deferred income taxes	425	3,350
Assets of discontinued operations	8,763	—

Total current assets	51,891	40,138
Property and equipment, net	9,807	11,691
Intangible assets, net	66,799	77,923
Goodwill	169,960	199,010
Deferred income taxes	8,690	2,147
Investments and other assets	1,766	1,281

Total assets	$308,913	$332,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,552	$5,269
Accrued payroll and related expenses	2,390	3,188
Accrued expenses and other	13,287	14,469
Current portion of long-term debt	16,000	16,000
Deferred revenues	11,743	13,362
Liabilities of discontinued operations	7,211	—

Total current liabilities	57,183	52,288
Long-term debt	46,214	49,899
Deferred revenues	156	181

Total liabilities	103,553	102,368

Commitments and contingencies (see note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 34,937,025 and 35,713,327 shares issued at December 31, 2005 and 2006, respectively	349	357
Additional paid-in capital	253,640	261,666
Accumulated deficit	(47,012)	(33,888)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive income (loss)	(1,511)	1,793

Total stockholders’ equity	205,360	229,822

Total liabilities and stockholders’ equity	$308,913	$332,190

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2004, 2005 and 2006

(in thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006
Revenues	$52,636	$113,754	$137,530

Cost of revenues (exclusive of items shown separately below)	15,917	36,841	50,683
Advertising, promotion and selling	9,965	21,006	29,732
General and administrative	9,964	19,164	27,380
Depreciation	804	1,763	3,473
Amortization	2,166	4,816	9,913
Gain on sale of assets, net	—	13,259	—

Total operating expenses	38,816	70,331	121,181

Operating income	13,820	43,423	16,349
Income (loss) on investments and other, net	190	—	(308)
Interest income	163	392	446
Interest expense	(130)	(3,508)	(5,544)

Income before income taxes, minority interests and equity income (loss) from investments, net	14,043	40,307	10,943
Provision (benefit) for income taxes	288	(19,692)	3,625
Minority interests	(89)	(46)	(34)
Equity income (loss) from investments, net	(31)	270	256

Income from continuing operations	13,635	60,223	7,540
Income from discontinued operations, net of taxes	2,102	2,332	11
Gain on sale of discontinued operations, net of taxes	—	15,844	5,573

Net income	$15,737	$78,399	$13,124

Earnings per share:
Basic
Income from continuing operations	$0.46	$1.76	$0.21

Net income	$0.54	$2.29	$0.37

Diluted
Income from continuing operations	$0.43	$1.65	$0.21

Net income	$0.49	$2.15	$0.36

Shares used in computing earnings per share:
Basic	29,381	34,166	35,403

Diluted	31,801	36,498	36,093

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2005 and 2006

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2004, as previously reported	25,984,130	$260	$177,629	$(139,427)	$(106)	$3	$38,359	$1,356

Cumulative restatement adjustment (see note 16)	—	—	1,721	(1,721)	—	—	—	—

Balance at January 1, 2004, as restated	25,984,130	260	179,350	(141,148)	(106)	3	38,359	1,356

Exercise of stock options	1,843,734	18	7,182	—	—	—	7,200	—
Public offering	4,500,497	45	30,297	—	—	—	30,342	—
Issuance of stock for acquisition	50,000	1	540	—	—	—	541	—
Foreign currency translation adjustment	—	—	—	—	—	(20)	(20)	(20)
Net income	—	—	—	15,737	—	—	15,737	15,737

Balance at December 31, 2004	32,378,361	324	217,369	(125,411)	(106)	(17)	92,159	15,717

Exercise of stock options	1,075,590	10	7,942	—	—	—	7,952	—
Tax benefit from employee stock option exercises	—	—	6,732	—	—	—	6,732	—
Issuance of stock for acquisition	1,483,074	15	21,597	—	—	—	21,612	—
Foreign currency translation adjustment	—	—	—	—	—	(1,494)	(1,494)	(1,494)
Net income	—	—	—	78,399	—	—	78,399	78,399

Balance at December 31, 2005	34,937,025	349	253,640	(47,012)	(106)	(1,511)	205,360	76,905

Exercise of stock options	776,302	8	2,882	—	—	—	2,890	—
Tax benefit from employee stock option exercises	—	—	1,273	—	—	—	1,273	—
Stock-based compensation, net of forfeitures	—	—	3,871	—	—	—	3,871	—
Foreign currency translation adjustment	—	—	—	—	—	3,304	3,304	3,304
Net income	—	—	—	13,124	—	—	13,124	13,124

Balance at December 31, 2006	35,713,327	$357	$261,666	$(33,888)	$(106)	$1,793	$229,822	$16,428

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2005 and 2006

(in thousands)

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Income from continuing operations	$13,635	$60,223	$7,540
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,970	6,579	13,386
Stock-based compensation	—	—	3,695
Provision (benefit) for losses on accounts receivable	(134)	(4)	557
Minority interests	89	46	34
Equity (income) loss from investments, net	31	(270)	(256)
Gain on sale of assets, net	—	(13,259)	—
(Income) loss on investments and other, net	(190)	—	308
Deferred income taxes	—	(24,549)	1,665
Excess tax benefit from stock-based compensation	—	—	(1,273)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(1,155)	(606)	(3,653)
Prepaid expenses and other	134	1,230	72
Accounts payable and accrued expenses	(470)	(4,451)	(11,325)
Deferred revenues	2,208	101	1,644
Discontinued operations	2,693	1,287	1,054

Net cash provided by operating activities	19,811	26,327	13,448

Cash flows from investing activities:
Purchases of property and equipment	(601)	(2,225)	(3,255)
Acquisitions of businesses, images and other	(36,487)	(146,799)	(37,758)
Proceeds from sale of assets and other	211	14,911	368
Proceeds from sale of discontinued operations	—	28,135	9,600
Distribution from internet.com venture funds	148	105	—
Discontinued operations	—	—	—

Net cash used in investing activities	(36,729)	(105,873)	(31,045)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	30,337	—	—
Borrowings under credit facilities	13,000	150,212	24,650
Debt issuance costs	—	(2,030)	(156)
Repayment of borrowings under credit facilities	(13,000)	(87,999)	(20,965)
Proceeds from exercise of stock options	7,200	7,953	2,890
Excess tax benefit from stock-based compensation	—	—	1,273
Discontinued operations	—	—	—

Net cash provided by financing activities	37,537	68,136	7,692

Effect of exchange rates on cash	(7)	(223)	250

Net increase (decrease) in cash and cash equivalents	20,612	(11,633)	(9,655)
Cash and cash equivalents, beginning of year	9,567	30,179	18,546

Cash and cash equivalents, end of year	$30,179	$18,546	$8,891

Supplemental disclosures of cash flow:
Cash paid for income taxes	$—	$2,693	$7,818

Cash paid for interest	$131	$1,654	$4,135

Non-cash investing activities:
Common stock issued for acquisitions	$541	$21,611	$—

Acquisition of property, plant and equipment	$—	$251	$270

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2005 and 2006

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, RoyaltyFreeMusic.com, JupiterGreetings.com and Stockxpert.com. The media segment of Jupitermedia consists of the internet.com online division, which operates four distinct networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals.

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

Revenue recognition. Jupitermedia generates its revenues from two reportable segments: Online images and Online media.

Online images

Jupiterimages provides creative professionals with online access to photos, photo objects, clipart, animations, illustrations, Web graphics, footage clips, fonts, Flash movies and music. Paid subscription sites include JupiterimagesUnlimited.com, ComstockComplete.com, Photos.com, Ablestock.com, Clipart.com, LiquidLibrary.com, PhotoObjects.net, AnimationFactory.com, FlashFoundry.com and JupiterGreetings.com.

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

For the Years Ended December 31, 2004, 2005 and 2006

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

Webcast revenues. Webcasts are objective, educational online forums that provide focused research findings and analysis from highly respected analysts, journalists and industry experts. Webcasts are free to qualified professionals. We generate revenue from advertiser sponsorships. Revenue is recognized in the period in which the Webcast occurs.

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

No customer accounted for 10% or more of our consolidated revenues for the years ended December 31, 2004, 2005 or 2006.

Cash and cash equivalents. Jupitermedia considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2006, Jupitermedia had no investments with maturities greater than three months.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. The carrying value of long-term debt approximates fair value because current rates offered to Jupitermedia for debt with similar remaining maturities are approximately the same.

Foreign currency translation. Jupitermedia translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. Jupitermedia translates results of operations at the average rates of exchange prevailing during the year. Jupitermedia includes the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.

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

The provisions of SFAS No. 142 require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. We conducted our annual impairment test of goodwill, and determined that there was no impairment of goodwill at December 31, 2006.

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

Advertising and promotion expense. Jupitermedia expenses advertising and promotion costs as incurred. Advertising and promotion expense was $3.8 million, $6.3 million and $8.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Income taxes. Jupitermedia accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using presently enacted statutory tax rates. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-based compensation. Effective January 1, 2006, Jupitermedia adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”). Among its provisions, SFAS No. 123R requires Jupitermedia to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123R, Jupitermedia utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value based method of accounting, compensation expense for stock options granted to Jupitermedia’s employees was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Jupitermedia’s policy is to grant stock options with an exercise price equal to or greater than the fair value on the date of grant and as a result no compensation expense was historically recognized for stock options.

Jupitermedia adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and method of amortization of costs for stock-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS No. 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, Jupitermedia will amortize stock-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for stock-based payments expected to vest. Jupitermedia estimates forfeitures at the date of grant based on Jupitermedia’s historical experience and future expectations. Prior to the adoption of SFAS No. 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

The following table shows the effect on net income and earnings per share for the years ended December 31, 2004 and 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands, except per share amounts):

	Year ended December 31,
	2004	2005
Net income	$15,737	$78,399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,095)	(2,971)

Pro forma net income	$12,642	$75,428

Basic earnings per share
As reported	$0.54	$2.29

Pro forma	$0.43	$2.21

Diluted earnings per share
As reported	$0.49	$2.15

Pro forma	$0.40	$2.07

Recent accounting pronouncements. In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Jupitermedia is in the process of evaluating the impact of adopting FIN 48 and Jupitermedia presently does not anticipate a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB No. 108 did not have a material impact on Jupitermedia’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”). The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Jupitermedia is currently evaluating whether the adoption of SFAS No. 157 will have an impact on Jupitermedia’s consolidated financial position, results of operations or cash flows.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

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

Computations of basic and diluted earnings per share for the years ended December 31, 2004, 2005 and 2006 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2005	2006
Income from continuing operations	$13,635	$60,223	$7,540
Income from discontinued operations, net of taxes	2,102	2,332	11
Gain on sale of discontinued operations, net of taxes	—	15,844	5,573

Net income	$15,737	$78,399	$13,124

Basic weighted average common shares outstanding	29,381	34,166	35,403
Effect of dilutive stock options	2,420	2,332	690

Total basic weighted average common shares and dilutive stock options	31,801	36,498	36,093

Earnings Per Share:
Basic
Income from continuing operations	$0.46	$1.76	$0.21

Income from discontinued operations	$0.08	$0.53	$0.16

Net income	$0.54	$2.29	$0.37

Diluted
Income from continuing operations	$0.43	$1.65	$0.21

Income from discontinued operations	$0.06	$0.50	$0.15

Net income	$0.49	$2.15	$0.36

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2004	2005	2006
Number of anti-dilutive stock options	1,110	871	2,797
Weighted average exercise price	$14.80	$18.77	$15.30

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2005	December 31, 2006
Computer equipment and software	$13,281	$18,377
Buildings	3,242	2,986
Furniture, fixtures and equipment	1,925	2,256
Leasehold improvements	770	1,268
Land	800	800

	20,018	25,687
Less: Accumulated depreciation	(10,211)	(13,996)

Property and equipment, net	$9,807	$11,691

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase prices relating to the acquisition of Stock Image S.A.S. on February 2, 2006. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to this acquisition is subject to refinement. See Note 9 for additional disclosure information.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2005
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,602	$(3,926)	$45,676
Customer and distributor relationships	4,484	(725)	3,759
Web site development costs	5,179	(2,227)	2,952
Trademarks	3,053	(2,458)	595
Non-compete agreements	1,549	(646)	903

Total	$63,867	$(9,982)	$53,885

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,526	$(8,486)	$41,040
Supplier and contributor contracts	15,528	(2,479)	13,049
Customer and distributor relationships	7,126	(2,075)	5,051
Web site development costs	5,895	(2,986)	2,909
Trademarks	3,916	(2,873)	1,043
Non-compete agreements	1,550	(699)	851

Total	$83,541	$(19,598)	$63,943

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over seven and fifteen years, customer and distributor relationships are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Supplier and contributor contracts are amortized over seven years. Non-compete agreements are amortized over the period of the agreements. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31:
2007	$12,193
2008	11,619
2009	10,823
2010	6,252
2011	4,148
Thereafter	18,908

$63,943

Unamortized Intangible Assets

	December 31,
	2005	2006
Domain names	$12,914	$13,980

Total	$12,914	$13,980

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

Goodwill

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2006 are as follows (in thousands):

	Online images	Online media	Total
Balance as of January 1, 2005	$30,764	$8,570	$39,334
Goodwill acquired during year	129,683	300	129,983
Goodwill disposed during period	—	(1,161)	(1,161)
Purchase accounting adjustments	2,595	(791)	1,804

Balance as of December 31, 2005	163,042	6,918	169,960
Goodwill acquired during year	17,267	2,000	19,267
Purchase accounting adjustments	9,783	—	9,783

Balance as of December 31, 2006	$190,092	$8,918	$199,010

Purchase accounting adjustments pertain primarily to adjustments made in finalizing the valuations of the fair value of certain assets purchased in conjunction with the acquisitions of Dynamic Graphics Group, Goodshoot S.A.S., PictureArts Corporation and Bananastock Limited.

6. INVESTMENTS AND OTHER ASSETS

Investments and other assets consisted of the following (in thousands):

	December 31, 2005	December 31, 2006
Debt issuance costs, net	$667	$543
Investments in internet.com venture fund portfolio companies	600	305
Security deposits	357	377
Long-term prepaid expenses	81	56
Investments in internet.com venture funds and other	61	—

Investments and other assets	$1,766	$1,281

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

In October 2002, the operating agreement of internet.com Venture Partners III was amended to reduce the fund’s committed capital from $75.0 million to $22.5 million and to provide for the dissolution of the fund and the distribution of the fund assets following December 31, 2003. In February 2003, the operating agreement of internet.com Venture Fund II LLC was amended to provide for dissolution of the fund and distribution of the fund assets following December 31, 2003. Both Fund II and Fund III have been dissolved and final distributions were made during the fourth quarter of 2004. Fund I was dissolved in 2006 as it had reached the end of its seven year life. The final distribution was made following the dissolution.

As of December 31, 2005, Jupitermedia had a 14% investment in Fund I. Acting as the managing member of the Funds, Jupitermedia had significant influence over the operations of the Funds and accordingly, Jupitermedia accounted for these investments on the equity basis of accounting, subject to review for impairment.

Jupitermedia was entitled to approximately a 2% management fee for the day-to-day management of the Funds, which amounted to $46,000, $30,000 and $6,000 for the years ended December 31, 2004, 2005 and 2006, respectively. These amounts are included in revenues in the consolidated statements of operations.

Jupitermedia determined that the declines in value from Jupitermedia’s accounting basis for certain of its investments in internet.com venture fund portfolio companies were other than temporary. During the years ended December 31, 2004, 2005 and 2006, Jupitermedia recognized losses of $16,000, $0 and $207,000, respectively, related to investment impairment. These amounts are a component of income (loss) on investments and other in the consolidated statements of operations.

7. DEFERRED REVENUES

The components of deferred revenues by segment are as follows (in thousands):

	December 31, 2005	December 31, 2006
Online images	$9,683	$11,394
Online media	2,216	2,149

	$11,899	$13,543

8. SEGMENT INFORMATION

Jupitermedia has two reportable segments: Online images and Online media. The following tables summarize the results of the segments of Jupitermedia for the years ended December 31, 2004, 2005 and 2006. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, RoyaltyFreeMusic.com, JupiterGreetings.com and Stockxpert.com. Online media includes the internet.com, EarthWeb.com, DevX.com and Graphics.com Networks. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 5 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the years ended December 31, 2004, 2005 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Revenues:
Online images	$22,571	$80,658	$106,636
Online media	30,019	33,066	30,888
Other	46	30	6

	52,636	113,754	137,530

Cost of revenues and operating expenses:
Online images	9,077	44,490	70,298
Online media	18,714	19,563	19,737
Gain on sale of Online media assets, net	—	(13,259)	—
Other	11,025	19,537	31,146

	38,816	70,331	121,181

Operating income (loss):
Online images	13,494	36,168	36,338
Online media	11,305	13,503	11,151
Gain on sale of Online media assets, net	—	13,259	—
Other	(10,979)	(19,507)	(31,140)

	$13,820	$43,423	$16,349

Revenues from advertising on Jupitermedia’s Online media properties were 38%, 22% and 17% of consolidated revenues for the years ended December 31, 2004, 2005 and 2006, respectively.

Revenues are summarized below based on the country that generates the revenue with countries having total revenue of 5% or more in a reportable period shown separately (in thousands):

	Years Ended December 31,
	2004	2005	2006
United States	$50,041	$91,269	$105,898
United Kingdom	—	11,265	13,445
France	—	2,391	9,546
Other	2,595	8,829	8,641

	$52,636	$113,754	$137,530

Long-lived assets include property plant and equipment, intangible assets and goodwill. These assets are shown below, net of accumulated depreciation and amortization with countries containing 10% or more of the total of these assets shown separately (in thousands).

	December 31,
	2005	2006
United States	$207,413	$225,146
United Kingdom	17,708	18,778
France	4,479	27,068
Other	16,966	17,632

	$246,566	$288,624

9. ACQUISITIONS

On March 7, 2005, Jupitermedia acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock valued at $21.6 million when issued. The common stock was valued in accordance with Emerging Issues Task Force Issue 99–12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. The purchase price was subject to certain post closing adjustments.

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

For the Years Ended December 31, 2004, 2005 and 2006

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

The primary reason for a large portion of the purchase price of Creatas being allocated to goodwill is that the most significant asset being acquired, the Dynamic Graphics Group sales team, is not an asset that is considered to be separately identifiable under SFAS No. 141. The Dynamic Graphics Group sales team consisted of approximately 90 individuals who had significant experience and training in selling stock imagery. These individuals had worked together for many years and there was familiarity within the members of the team. They had established a well known reputation of customer service within the industry.

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

For the Years Ended December 31, 2004, 2005 and 2006

have greater control over its own sales. The Dynamic Graphics Group sales team also provided Jupitermedia the opportunity to distribute its wholly owned imagery that previously had never been sold by Dynamic Graphics and to expand its reach.

On May 19, 2005, Jupitermedia acquired all of the shares of Goodshoot S.A.S (“Goodshoot”) for $9.9 million in cash. Goodshoot, based in Annecy-le-Vieux, France, is a leading resource for royalty free digital images for business users and creative professionals. The acquisition of Goodshoot has expanded Jupitermedia’s Online images segment.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of Goodshoot (in thousands):

Cash and cash equivalents	$1,397
Accounts receivable, net	311
Prepaid expenses and other	120
Property, plant and equipment	41
Domain names	310
Image library	1,770
Customer and distributor relationships	53
Non-compete agreements	20
Web site development costs	40
Goodwill	7,504
Other assets	16

Total assets acquired	11,582

Accounts payable	(164)
Accrued payroll and related expenses	(208)
Accrued expenses	(144)
Deferred income taxes	(1,150)

Total liabilities assumed	(1,666)

Net assets acquired	$9,916

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

On July 18, 2005, Jupitermedia acquired PictureArts Corporation (“PictureArts”) for $63.2 million in cash, subject to certain post-closing adjustments. The acquisition included PictureArts’ brands: Brand X Pictures,

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

FoodPix, Botanica and Nonstock, as well as its image distribution business. The acquisition of PictureArts has expanded Jupitermedia’s Online images segment.

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

On October 13, 2005, Jupitermedia acquired all of the shares of Bananastock Limited (“BananaStock”) for $19.1 million in cash, subject to certain post-closing adjustments. BananaStock is a resource for royalty free digital images for business users and creative professionals. The acquisition of BananaStock has expanded Jupitermedia’s Online images segment.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of BananaStock (in thousands):

Cash and cash equivalents	$1,774
Accounts receivable, net	1,350
Prepaid expenses and other	193
Property, plant and equipment	139
Domain names	890
Image library	3,900
Supplier contracts	2,100
Distributor contracts	820
Customer relationships	160
Non-compete agreement	300
Goodwill	13,006

Total assets acquired	24,632

Accounts payable	(236)
Accrued payroll and related expenses	(321)
Accrued expenses	(576)
Income taxes payable	(485)
Deferred income taxes	(3,895)

Total liabilities assumed	(5,513)

Net assets acquired	$19,119

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with acquisition of BananaStock is not deductible for tax purposes.

The primary reason for the acquisition of BananaStock was to acquire a high quality royalty-free image collection and images. Jupitermedia believed that in order to compete in the image industry with larger stock imagery businesses, such as Getty and Corbis, it needed to increase its ownership of high quality royalty-free image collections and images. This acquisition has enabled Jupitermedia to increase its sales of contemporary royalty-free images in the U.S. and throughout Europe. These factors contributed to a significant portion of the purchase price of BananaStock being allocated to goodwill.

On December 23, 2005, Jupitermedia acquired the assets of Animation Factory, Inc. (“Animation Factory”) for $9.35 million in cash and the assumption of certain liabilities. Animation Factory, based in Sioux Falls, South

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

Dakota, offers paid online subscriptions for royalty-free 3D clipart, animated graphics, video backgrounds, Microsoft PowerPoint templates, and e-mail, and Web page backgrounds for business and personal use. The acquisition of the assets of Animation Factory has expanded Jupitermedia’s Online images segment.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of Animation Factory (in thousands):

Accounts receivable, net	$14
Property, plant and equipment	32
Domain names	240
Image library	3,500
Web site development costs	770
Distributor/licensor contracts	20
Customer relationships	300
Non-compete agreement	20
Goodwill	5,162

Total assets acquired	10,058

Deferred revenue	(708)

Total liabilities assumed	(708)

Net assets acquired	$9,350

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with acquisition of Animation Factory is deductible for tax purposes.

On February 2, 2006, Jupitermedia acquired all of the shares of Stock Image S.A.S. (“Stock Image”) for $11.1 million in cash, subject to certain post-closing adjustments. Stock Image, based in Paris, France, is a leading resource for rights-managed images through its Stock Image brand and royalty-free images though its Pixland brand. The acquisition of Stock Image has expanded Jupitermedia’s Online images segment.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

The following table summarizes the preliminary purchase price allocation of the acquisition of Stock Image (in thousands):

Cash and cash equivalents	$396
Accounts receivable, net	1,019
Prepaid expenses and other	129
Property, plant and equipment	525
Domain names	900
Image library	4,000
Web site development costs	300
Customer lists	400
Goodwill	4,410

Total assets acquired	12,079

Accounts payable	(81)
Accrued payroll and related expenses	(54)
Accrued expenses	(655)
Income taxes payable	(182)

Total liabilities assumed	(972)

Net assets acquired	$11,107

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of Stock Image is subject to refinement. The goodwill associated with acquisition of Stock Image is not deductible for tax purposes.

The following table summarizes Jupitermedia’s additional acquisitions during the years ended December 31, 2004, 2005 and 2006 (dollars in thousands):

	Year Ended December 31,
	2004	2005	2006
Number of acquisitions	3	4	10

Total aggregate purchase price	$1,300	$5,811	$20,841

The results of Dynamic Graphics Group, Goodshoot, PictureArts, BananaStock, Animation Factory and Stock Image have been included in the consolidated financial statements of Jupitermedia since their respective dates of acquisition of March 7, 2005, May 19, 2005, July 18, 2005, October 13, 2005, December 23, 2005, and February 2, 2006, respectively.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

The unaudited pro forma information below presents results of operations as if the 2006 acquisitions had occurred on the first day of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these events occurred at the beginning of the year presented nor is it indicative of future results (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2006
Revenues	$127,390	$144,004

Net income	$77,926	$13,573

Basic earnings per share	$2.28	$0.38

Diluted earnings per share	$2.14	$0.38

10. DISPOSITIONS AND DISCONTINUED OPERATIONS

On March 28, 2006, Jupitermedia sold its JupiterResearch division. As a result of the sale of the JupiterResearch division, the Research segment is now reflected as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the year ended December 31, 2006 was $67,000 net of income taxes of $48,000. Prior year financial results have been presented to reflect Jupitermedia’s Research segment as a discontinued operation.

The following table summarizes the revenue and income before income taxes of the discontinued Research operation (in thousands):

	2004	2005	2006
Revenues	$9,323	$10,824	$2,388
Income before income taxes	513	1,317	115

Assets and liabilities of discontinued operations were as follows (in thousands):

December 31, 2005
Current assets	$5,916
Goodwill	2,632
Other assets	215

Assets of discontinued operations	$8,763

Accounts payable and accrued expenses	$377
Deferred revenues	6,834

Liabilities of discontinued operations	$7,211

On August 5, 2005, Jupitermedia sold its Search Engine Strategies events and its ClickZ.com Network of Web sites (collectively known as “SES”) to Incisive Media plc, a London Stock Exchange listed media company, for $43.0 million in cash, subject to certain post-closing adjustments. The carrying value of the net assets of SES

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

at the time of sale was $727,000 and the sale of SES resulted in a gain of $29.1 million, net of income taxes. As a result of the sale of the Search Engine Strategies events, the Events segment is reflected as a discontinued operation in accordance with SFAS No. 144. Income from discontinued operations for the year ended December 31, 2005 was net of income taxes of $1.6 million. The gain on the sale of discontinued operations for the year ended December 31, 2005 was net of income taxes of $15.8 million. Prior year financial results have been adjusted to reflect Jupitermedia’s Events segment as a discontinued operation.

The following table summarizes the revenue and income (loss) before income taxes of discontinued Events operations (in thousands):

	2004	2005	2006
Revenue	$9,928	$9,465	$—
Income (loss) before income taxes	1,588	2,358	(56)

11. DEBT

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A. (“JPMorgan”), as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). At Jupitermedia’s option, loans bear interest at a rate per annum equal to (i) the Adjusted LIBOR Rate, plus a margin of between 1.50% and 2.75%, depending on Jupitermedia’s ratio of consolidated indebtedness to consolidated EBITDA as calculated pursuant to the Credit Agreement (the “Leverage Ratio”), or (ii) the prime rate, as announced from time to time by JPMorgan, plus a margin of between 0.50% and 1.75%, depending on the Leverage Ratio. Substantially all of Jupitermedia’s domestic assets are currently pledged as security under the Credit Agreement.

If an Event of Default has occurred and is continuing under the Credit Agreement, JPMorgan may declare the loans and all other obligations under the Credit Agreement immediately due and payable. Overdue amounts under the Credit Agreement bear interest at a rate per annum equal to (i) in the case of overdue principal of any loan, 2% plus the rate otherwise applicable to such loan or (ii) in the case of any other amount, 2% plus the rate applicable to prime rate loans. In addition, Jupitermedia is required to pay a commitment fee at a rate per annum of between 0.25% and 0.50%, depending on the Leverage Ratio, on the average daily amount of the unused revolving credit facility commitments. In addition, the Credit Agreement requires mandatory prepayment with a portion of the net cash proceeds of certain equity offerings, asset sales and recovery events, subject to certain reinvestment rights in the case of asset sales, and all the net cash proceeds of certain indebtedness. Proceeds from the Credit Agreement will be used to refinance borrowings under the Amended and Restated Credit Agreement, for working capital needs and general corporate purposes.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants including, among others, limitations on incurrence of additional indebtedness, limitations on mergers and asset sales, limitations on investments, guarantees and acquisitions, other than Permitted Acquisitions (as defined in the Credit Agreement), limitations on dividends, share redemptions and other restricted payments, and limitations on the amount of capital expenditures. The Credit Agreement also includes a leverage ratio covenant, a covenant prohibiting Consolidated Adjusted Net Income (as defined in the Credit Agreement) from being negative in each of any two fiscal quarters during any period of four fiscal quarters and a minimum net worth covenant. Jupitermedia is in compliance with its debt covenants relating to the Credit Agreement as of December 31, 2006.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

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

Jupitermedia made four quarterly debt payments on its term loan totaling $16.0 million during the year ended December 31, 2006. In addition, Jupitermedia made an additional $5.0 million payment in May 2006 with proceeds from the sale of its JupiterResearch division. On November 7, 2006, Jupitermedia’s Credit Agreement was amended to increase the maximum amount of Consolidated Capital Expenditures, as defined, to $3.5 million for the year ended December 31, 2006 and to $4.5 million for the year ending December 31, 2007. In addition, the amendment also revised the definition of the term “Consolidated EBITDA”. The future minimum payments under the Credit Agreement are $16.0 million and $49.9 million for the years ending December 31, 2007 and 2008, respectively.

12. STOCKHOLDERS’ EQUITY

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

On May 28, 2004, Jupitermedia completed a follow-on public offering of common stock that generated net proceeds of $30.3 million for Jupitermedia. Of the 4,830,000 shares sold in the offering, 3,830,000 shares were sold by Jupitermedia and 1,000,000 shares were sold by certain stockholders of Jupitermedia.

In June 2006, Jupitermedia’s stock incentive plan was amended to increase the number of shares of Jupitermedia common stock and options to purchase shares of Jupitermedia common stock available for issuance thereunder by 2,000,000 shares.

13. INCOME TAXES

Jupitermedia’s income tax provision (benefit) for each of the years presented is determined in accordance with SFAS No. 109.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

Income before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2004	2005	2006
United States	$13,592	$36,352	$3,360
Foreign	331	4,179	7,805

Income before taxes	$13,923	$40,531	$11,165

The components of income tax provision for continuing operations as shown in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Current tax provision
Federal	$—	$—	$944
State and local	219	394	303
Foreign	14	1,501	2,857

Total current tax provision	233	1,895	4,104

Deferred tax provision (benefit)
Federal	48	(17,576)	2,258
State and local	7	(3,838)	(1,032)
Foreign	—	(173)	(1,705)

Total deferred tax provision (benefit)	55	(21,587)	(479)

Income tax provision (benefit)	$288	$(19,692)	$3,625

A summary of Jupitermedia’s deferred tax assets and liabilities as of December 31, 2005 and 2006 is as follows (in thousands):

	Year Ended December 31,
	2005	2006
Deferred income tax assets:
Net operating losses	$6,579	$4,844
Amortization and impairment of intangible assets	12,797	9,554
Capital loss carry forwards	1,088	—
Reserves recorded for financial reporting purposes	549	417
Stock-based compensation	—	966

Total deferred income tax assets	21,013	15,781
Less: valuation allowance	(2,652)	(303)

Net deferred income tax assets	18,361	15,478

Deferred income tax liabilities:
Amortization of intangible assets	(6,447)	(7,613)
Depreciation of property and equipment	(2,122)	(1,932)
Other	(677)	(436)

Total deferred income tax liabilities	(9,246)	(9,981)

Net deferred income tax assets (liabilities)	$9,115	$5,497

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

In connection with the sale of the JupiterResearch division in March 2006, Jupitermedia was able to utilize all of its capital loss carry forwards of $1.1 million. The reversal of the valuation allowance related to the capital loss carryforwards was recorded during the year ended December 31, 2006, and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations. In addition, Jupitermedia reversed a valuation allowance of $1.5 million related to certain foreign deferred tax assets during 2006.

In connection with the gain on the sale of the Search Engine Strategies events and the ClickZ.com network of Web sites, Jupitermedia utilized its remaining federal net operating loss carryforwards and accordingly, reversed a valuation allowance of $14.1 million related to net operating loss carryforwards during the year ended December 31, 2005.

During 2005, Jupitermedia determined that it is more likely than not that the remaining deferred tax assets, consisting primarily of amortization and impairment of intangible assets, will be realized. As a result, Jupitermedia recorded a reversal of the valuation allowance of $27.0 million related to its remaining deferred tax assets during the year ended December 31, 2005. Included in this amount is $4.6 million related to tax benefits from employee stock option exercises. The benefit for this portion of the valuation allowance reversal was credited to additional paid-in capital.

Our deferred tax assets at December 31, 2006 with respect to net operating losses expire as follows (in thousands):

	Deferred Tax Asset	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2020 and 2025	$2,179	$6,225
United States (State), expiring between 2008 and 2025	1,493	20,901
Foreign, expiring between 2008 and 2013	715	1,964
Foreign, indefinite	457	1,256

Total	$4,844	$30,346

Jupitermedia’s domestic net operating losses are subject to limitation on future utilization under IRC Section 382, which imposes limitations on the availability of a corporation’s net operating losses after a more than 50 percentage point ownership change occurs. All remaining net operating losses carried forward were incurred by Dynamic Graphics Group prior to being acquired by Jupitermedia. Therefore, Dynamic Graphics Group experienced 100% ownership changes during 2005. The utilization of these losses to offset Jupitermedia’s taxable income in future periods is limited to specific amounts in each year based on a formula prescribed by Internal Revenue Code Section 382, which formula is based on the value of the acquired loss companies as of the ownership change date. It is not expected that such limitations will restrict Jupitermedia from utilizing the net operating loss carryforwards prior to their expiration.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

A reconciliation setting forth the difference between the amount of taxes computed at Jupitermedia’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Income tax expense based on federal statutory rate	$4,873	$14,186	$3,908
State and local tax expense, net of U.S. federal income tax	773	2,373	(789)
Change in valuation allowance	(5,492)	(36,459)	(1,213)
Non-deductible expenses	54	65	2,153
Foreign rate differential	80	(165)	(379)
Other	—	308	(55)

	$288	$(19,692)	$3,625

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability for temporary differences related to these investments.

14. COMMITMENTS AND CONTINGENCIES

Jupitermedia has entered into various operating leases for each of its office facilities. Generally under the lease agreements, Jupitermedia is obligated to pay a proportionate share of all operating costs for these premises. Rent expense, net of sublease income, for leased facilities was $1.4 million, $1.7 million and $2.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2007	$2,701
2008	1,772
2009	821
2010	475
2011	329
Thereafter	372

Total minimum payments	$6,470

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2006 are $30,000.

Jupitermedia has an employment agreement with its President and Chief Operating Officer that provides for twelve months of severance to be paid upon termination.

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

For the Years Ended December 31, 2004, 2005 and 2006

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

On or about November 13, 2006, Robert Lange, who identifies himself as a shareholder of Jupitermedia, commenced a purported shareholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. Jupitermedia and the individual defendants have not yet filed their responses to the complaint.

Jupitermedia is subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

15. EMPLOYEE BENEFIT PLAN

Jupitermedia has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Jupitermedia may also make contributions each year for the benefit of all eligible employees under the plan. There was no discretionary contribution for the year ended December 31, 2004. Discretionary contributions to the plan totaled $211,000 and $419,000 in 2005 and 2006, respectively, and are included in selling, general and administrative expenses.

16. STOCK INCENTIVE PLAN

In April 1999, Jupitermedia established a stock incentive plan under which Jupitermedia may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors. In June 2006, Jupitermedia’s stock incentive plan was amended to increase the number of shares of Jupitermedia common stock and options to purchase shares of Jupitermedia common stock available for issuance thereunder to 12,000,000 shares. The exercise price of the options granted under the stock incentive plan will not be less than the fair market value of the shares of Jupitermedia’s common stock on the date of grant.

Each stock option has a ten-year term from date of grant except for stock options granted to the Chairman and Chief Executive Officer, which have a five-year term. Stock option grants vest equally on each of the first three anniversaries of their respective grant dates. The stock incentive plan will terminate on April 15, 2009. As of December 31, 2006, there were 2,646,459 options remaining for future issuance under the stock incentive plan.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2004	2005	2006
Risk-free interest rate	3.05%	3.93%	4.98%
Expected life (in years)	3	3	4.5
Dividend yield	0%	0%	0%
Expected volatility	71%	58%	56%

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

The weighted-average grant-date fair value of options granted during the years 2004, 2005 and 2006 was $5.30, $8.22 and $7.04, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006, was $23.6 million, $10.9 million and $7.9 million, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2005	1,325,583	$11.16
Granted	853,250	15.50
Vested	(815,380)	10.22
Forfeited or expired	(238,523)	13.71

Outstanding nonvested shares at December 31, 2006	1,124,930	$14.60

The following table summarizes option activity during the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,187,416	$9.50
Granted	853,250	$15.50
Exercised	(776,302)	$3.69
Forfeited or expired	(512,390)	$14.43

Outstanding at December 31, 2006	4,751,974	$10.96	5.20	$7,269

Vested and expected to vest at December 31, 2006	4,526,988	$10.78	5.12	$7,269

Exercisable at December 31, 2006	3,627,044	$9.83	4.71	$7,268

The aggregate intrinsic value in the table above is before income taxes, based on Jupitermedia’s closing stock price of $7.92 as of December 31, 2006.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

During the year ended December 31, 2006, the total intrinsic value of stock options exercised was $7.9 million.

The adoption of SFAS No. 123R reduced our basic and diluted earnings per share by $0.06 and $0.06, respectively, for the year ended December 31, 2006. Total stock-based compensation expense recognized in continuing and discontinued operations was $3.7 million and $177,150, respectively, for the year ended December 31, 2006, which is before an income tax benefit of $1.6 million, resulting in a decrease to net income of $2.2 million.

As of December 31, 2006, there was approximately $5.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of twelve months.

Jupitermedia received $2.8 million from the exercise of stock options during the year ended December 31, 2006. The tax benefit realized from the exercise of stock options totaled $3.0 million for the year ended December 31, 2006.

Cash provided by operating activities decreased and cash provided by financing activities increased by $1.3 million related to excess tax benefits from stock-based payment arrangements for the year ended December 31, 2006.

Stock Option Analysis

Subsequent to the issuance of Jupitermedia’s December 31, 2005 consolidated financial statements and in response to the public interest in stock option practices, Jupitermedia commenced a voluntary review of its stock option granting practices. As a result of this review, Jupitermedia determined that it had granted (a) stock options to consultants that had been inappropriately accounted for under APB Opinion No. 25, but should have been accounted for in accordance with SFAS No. 123 and related Emerging Issues Task Force 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and (b) stock options in connection with business combinations in 1999 and 2000 that had not been properly accounted for in purchase accounting.

As a result of that determination, Jupitermedia has recorded an adjustment of $1.7 million in the accompanying consolidated statements of changes in stockholders’ equity as of January 1, 2004 to increase both additional paid-in capital and accumulated deficit from the amounts previously reported to properly reflect the cumulative impact of the non-cash expense associated with these stock options.

17. RELATED PARTY TRANSACTIONS

I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, serves as the managing member of internet.com Venture Fund I LLC. Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

During 2005, Jupitermedia’s Board of Directors granted lifetime post-employment medical benefits to Jupitermedia’s Chairman and Chief Executive Officer and his spouse. The cost accrued for these benefits for years ended December 31, 2005 and 2006 was approximately $35,000 and $69,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2004, 2005 and 2006

18. QUARTERLY FINANCIAL SUMMARY (unaudited)

Quarters Ended

(in thousands, except per share data)

2005	March 31	June 30	September 30	December 31	Total
Revenues	$19,711	$29,075	$31,794	$33,174	$113,754
Operating income (a)	$5,835	$7,599	$21,565	$8,424	$43,423
Net income (b)	$5,546	$7,036	$60,378	$5,439	$78,399
Basic earnings per share (c)	$0.17	$0.21	$1.74	$0.16	$2.29
Diluted earnings per share (d)	$0.16	$0.19	$1.62	$0.15	$2.15

2006	March 31	June 30	September 30	December 31	Total
Revenues	$33,941	$35,026	$33,784	$34,779	$137,530
Operating income	$5,695	$4,359	$3,657	$2,638	$16,349
Net income	$9,191	$2,421	$1,010	$502	$13,124
Basic earnings per share (c)	$0.26	$0.07	$0.03	$0.02	$0.37
Diluted earnings per share (d)	$0.25	$0.07	$0.03	$0.02	$0.36

(a)	Includes gain of $13.3 million on the sale of the ClickZ.com Network of Web sites during the third quarter of 2005 (See note 10).
(b)	Includes gain of $15.8 million on the sale of the discontinued Events operations (See note 10) and a reversal of the valuation allowance relating to Jupitermedia’s deferred tax assets (See note 13) during the third quarter of 2005.
(c)	Basic earnings per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic earnings per share amounts does not equal the total for the year in 2005 and 2006.
(d)	Diluted earnings per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly diluted earnings per share amounts does not equal the total for the year in 2005 and 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Operating Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Operating Officer concluded that as of December 31, 2006, these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting. See Management’s Report on Internal Control Over Financial Reporting on page 40 of this Annual Report on Form 10-K.

Changes in Internal Controls. No change in our internal controls over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2007. Jupitermedia has adopted a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, the text of which it has posted on its Web site www.jupitermedia.com.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See Jupitermedia Corporation—Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

(2) Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts

(3) Index to Exhibits

Exhibit Number	Description
2.1	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (2)

3.2	Registrant’s Amended and Restated Bylaws (3)

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock (1)

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers (1)

10.2†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of June 7, 2006) (19)

10.3†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998 (1)

10.4†	Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998 (1)

10.5	Asset Purchase Agreement, by and among Jupitermedia Corporation, Jupiter Media Metrix, Inc. and Jupiter Communications Inc., dated as of June 20, 2002. (4)

10.6	Stock Purchase Agreement, by and between ArtToday, Inc. and Jupitermedia Corporation, dated as of June 24, 2003 (5)

10.7	Asset Purchase Agreement, by and between DevX.com, Inc. and Jupitermedia Corporation, dated as of July 11, 2003 (6)

10.8	Asset Purchase Agreement, dated as of April 1, 2004, by and among Jupitermedia Corporation, Comstock, Inc. and, with regard to certain provisions, Henry Scanlon, Matthias Bowman, Judy Curiale, Michael Stuckey and Edward Gronske (7)

10.9	Asset Purchase Agreement, dated July 28, 2004, between Thinkstock, LLC and ArtToday, Inc., a wholly owned subsidiary of Jupitermedia Corporation (8)

10.10	Share Purchase Agreement, dated November 12, 2004, between Hemera Technologies Inc. and Jupiterimages Corporation, a wholly-owned subsidiary of Jupitermedia Corporation (9)

10.11	Equity Purchase Agreement, dated as of February 12, 2005, by and among Jupitermedia Corporation, Jupiterimages Corporation, Creatas, L.L.C., Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation and the members of certain sellers identified on the signature pages thereto (10)

Exhibit Number	Description
10.12	Credit Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender, and such other financial institutions as may from time to time become party thereto as lenders (10)

10.13	Guaranty Agreement, dated March 7, 2005, among Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.14	Security Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.15	Pledge Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.16	Registration Rights Agreement, dated as of March 7, 2005, by and among Jupitermedia Corporation, Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation, David Moffly and Stoneybrook Creatas Investors (10)

10.17	Stock Purchase Agreement, dated as of June 30, 2005, by and among Jupiterimages Corporation, Jeffrey Burke and Lorraine Triolo (11)

10.18	Amended and Restated Credit Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, and such other financial institutions as may from time to time become party thereto as lenders (12)

10.19	Amended and Restated Guaranty Agreement, dated July 18, 2005, by and among Jupitermedia Corporation’s material subsidiaries party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as administrative agent (12)

10.20	Amended and Restated Security Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, the material subsidiaries party thereto and JPMorgan Chase Bank, N.A., as administrative agent (12)

10.21	Amended and Restated Pledge Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, the material subsidiaries party thereto and JPMorgan Chase Bank, N.A., as administrative agent (12)

10.22	Asset Purchase Agreement, dated as of August 2, 2005, by and between Jupitermedia Corporation and Incisive Media plc (13)

10.23	First Amendment, Waiver and Consent, dated as of October 5, 2005 by and among Jupitermedia Corporation and JPMorgan Chase Bank, N.A., as administrative agent and lender (14)

10.24	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Bananastock Limited, dated October 13, 2005, by and between Catherine Sara Yeulet and Jupiterimages (UK) Limited (15)

10.25	Credit Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, LaSalle Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender, and such other financial institutions as may from time to time become party thereto as lenders (16)

Exhibit Number	Description
10.26	Guaranty Agreement, dated December 22, 2005, by and among Jupitermedia Corporation’s Material Subsidiaries party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (16)

10.27	Security Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, the Material Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (16)

10.28	Pledge Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, the Material Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (16)

10.29	Asset Purchase Agreement, dated as of December 23, 2005, by and among Jupiterimages Corporation, an Arizona corporation, VA Software Corporation, a Delaware corporation, and Animation Factory, Inc., a Delaware corporation and wholly-owned subsidiary of VA Software Corporation (16)

10.30	Asset Purchase Agreement, dated as of March 28, 2006, by and among Jupitermedia Corporation, a Delaware corporation, internet.com Limited, an entity organized under the laws of England and Wales, Jupitermedia GmbH, an entity organized under the laws of Germany and JupiterResearch, LLC, a Delaware limited liability company (17)

10.31	Amendment No. 1, dated as of March 28, 2006 to the Credit Agreement among Jupitermedia Corporation, a Delaware corporation, the Lenders party thereto, LaSalle Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (as amended, supplemented or otherwise modified from time to time) (17)

10.32	Amendment No. 2, dated as of November 7, 2006 to the Credit Agreement among Jupitermedia Corporation, a Delaware corporation, the Lenders party thereto, LaSalle Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (as amended, supplemented or otherwise modified from time to time). (18)

11.1	Statement Regarding Computation of Per Share Earnings (included in notes to financial statements)

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999
(2)	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004
(3)	Incorporated herein by reference to the Registrant’s Form S-3/A filed on April 12, 2004
(4)	Incorporated herein by reference to the Registrant’s Form 10-Q filed on August 14, 2002
(5)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2003
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 16, 2003
(7)	Incorporated herein by reference to the Registrant’s Form 8-K filed on April 2, 2004

(8)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 2, 2004
(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed on November 18, 2004
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 9, 2005
(11)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2005.
(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 20, 2005.
(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 2, 2005.
(14)	Incorporated herein by reference to the Registrant’s Form 8-K filed on October 12, 2005.
(15)	Incorporated herein by reference to the Registrant’s Form 8-K filed on October 19, 2005.
(16)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 28, 2005.
(17)	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2006.
(18)	Incorporated herein by reference to the Registrant’s Form 8-K filed on November 13, 2006.
(19)	Incorporated herein by reference to the Registrant’s Form 10-Q/A filed on February 8, 2007.
†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2007

Jupitermedia Corporation

By:	/s/ ALAN M. MECKLER
Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2007

/s/ CHRISTOPHER S. CARDELL Christopher S. Cardell	President, Chief Operating Officer and Director	March 26, 2007

/s/ GILBERT F. BACH Gilbert F. Bach	Director	March 26, 2007

/s/ MICHAEL J. DAVIES Michael J. Davies	Director	March 26, 2007

/s/ JOHN R. PATRICK John R. Patrick	Director	March 26, 2007

/s/ WILLIAM A. SHUTZER William A. Shutzer	Director	March 26, 2007

Schedule II—Valuation and Qualifying Accounts

Jupitermedia Corporation

(in thousands)

Description	Balance at December 31, 2003	Deductions Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2004	Deductions Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2005	Additions (Deductions) Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2006
Allowance for doubtful accounts	$948	$(134)	$152	$—	$966	$(4)	$1,016	$(43)	$1,935	$557	$—	$(378)	$2,114
Deferred tax asset valuation allowance	42,724	—	—	(585)	42,139	(36,459)	1,564	(4,592)	2,652	(1,261)	—	(1,088)	303