Form 10-Q
period 2007-03-31
JUPITERMEDIA CORP
filed 2007-05-10
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 7, 2007 was 35,909,050.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2006 and March 31, 2007

(in thousands, except share and per share amounts)

	December 31, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,891	$7,030
Accounts receivable, net of allowances of $2,114 and $2,110, respectively	25,296	26,610
Prepaid expenses and other	2,601	3,287
Deferred income taxes	3,350	3,253

Total current assets	40,138	40,180

Property and equipment, net of accumulated depreciation of $13,996 and $14,974, respectively	11,691	12,032
Intangible assets, net	77,923	75,916
Goodwill	199,010	204,724
Deferred income taxes	2,147	1,924
Investments and other assets	1,281	1,175

Total assets	$332,190	$335,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,269	$8,799
Accrued payroll and related expenses	3,188	3,794
Accrued expenses and other	14,469	14,282
Current portion of long-term debt	16,000	16,000
Deferred revenues	13,362	14,250

Total current liabilities	52,288	57,125

Long-term debt	49,899	47,899
Deferred revenues	181	208

Total liabilities	102,368	105,232

Commitments on contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 35,713,327 and 35,966,383 shares issued at December 31, 2006 and March 31, 2007, respectively	357	360
Additional paid-in capital	261,666	263,654
Accumulated deficit	(33,888)	(34,929)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	1,793	1,740

Total stockholders’ equity	229,822	230,719

Total liabilities and stockholders’ equity	$332,190	$335,951

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2006 and 2007

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2007
Revenues	$33,941	$34,771

Cost of revenues (exclusive of items shown separately below)	11,925	14,802
Advertising, promotion and selling	7,166	7,100
General and administrative	6,231	8,390
Depreciation	653	1,062
Amortization	2,271	3,104

Total operating expenses	28,246	34,458

Operating income	5,695	313

Income (loss) on investments and other, net	73	(9)
Interest income	117	40
Interest expense	(1,319)	(1,473)

Income (loss) before income taxes, minority interests and equity (loss) from investments, net	4,566	(1,129)
Provision (benefit) for income taxes	1,715	(129)
Minority interests	(9)	(41)
Equity loss from investments, net	(9)	—

Income (loss) from continuing operations	2,833	(1,041)
Income from discontinued operations, net of taxes	67	—
Gain on sale of discontinued operations, net of taxes	6,291	—

Net income (loss)	$9,191	$(1,041)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.08	$(0.03)

Net income (loss)	$0.26	$(0.03)

Diluted
Income (loss) from continuing operations	$0.08	$(0.03)

Net income (loss)	$0.25	$(0.03)

Shares used in computing earnings (loss) per share:
Basic	35,111	35,804

Diluted	36,735	35,804

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2007

(in thousands)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Income (loss) from continuing operations	$2,833	$(1,041)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,924	4,166
Stock-based compensation	761	855
Provision (benefit) for losses on accounts receivable	(9)	(4)
Minority interests	9	41
Equity loss from investments, net	9	—
(Income) loss on investments and other, net	(73)	9
Deferred income taxes	589	383
Excess tax benefit from stock-based compensation	(636)	(146)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable	(3,000)	(1,310)
Prepaid expenses and other	(241)	(975)
Accounts payable and accrued expenses	(3,223)	3,568
Deferred revenues	736	896
Discontinued operations	1,110	—

Net cash provided by operating activities	1,789	6,442

Cash flows from investing activities:
Purchases of property and equipment	(492)	(1,421)
Acquisitions of businesses, images and other	(15,591)	(6,125)
Proceeds from sales of assets and other	152	47
Proceeds from sale of discontinued operations	9,600	—
Discontinued operations	—	—

Net cash used in investing activities	(6,331)	(7,499)

Cash flows from financing activities:
Borrowings under credit facilities	15,000	3,000
Debt issuance costs	(12)	—
Repayment of borrowings under credit facilities	(4,000)	(5,000)
Proceeds from exercise of stock options	1,027	990
Excess tax benefit from stock-based compensation	636	146
Discontinued operations	—	—

Net cash provided by (used in) financing activities	12,651	(864)

Effects of exchange rates on cash	(18)	60

Net increase (decrease) in cash and cash equivalents	8,091	(1,861)
Cash and cash equivalents, beginning of period	18,546	8,891

Cash and cash equivalents, end of period	$26,637	$7,030

Supplemental disclosures of cash flow:
Cash paid for income taxes	$5,069	$268

Cash paid for interest	$1,201	$1,276

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2007

(unaudited)

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com and Stockxpert.com. The Online media segment of Jupitermedia includes four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals. In addition, the Online media segment includes internet.com events, which produces offline conferences and trade shows focused on IT and business-specific topics including ISPCON, INBOX, Web Video Summit, Semantic Web Strategies and Digital Rights Management Strategies.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated statements of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated financial statements.

The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Jupitermedia is currently evaluating whether the adoption of SFAS No. 157 will have an impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Jupitermedia is currently evaluating whether the adoption of SFAS No. 159 will have an impact on its consolidated financial position, results of operations or cash flows.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS 123R”), Jupitermedia must recognize the compensation expense for equity awards over the vesting period based on their grant-date fair value.

Total stock-based compensation recognized in continuing operations for the three months ended March 31, 2006 and 2007 are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2006	2007
Stock-based compensation	$761	$855

Assumptions used are evaluated and revised, as necessary, to reflect market conditions and experience.

Cash provided by operating activities decreased and cash used in financing activities decreased by $636,000 and $146,000, respectively, related to excess tax benefits from stock-based payment arrangements for the three months ended March 31, 2006 and 2007.

5. COMPUTATION OF EARNINGS PER SHARE

Basic earnings or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2006 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2007
Income (loss) from continuing operations	$2,833	$(1,041)
Income from discontinued operations, net of taxes	67	—
Gain on sale of discontinued operations, net of taxes	6,291	—

Net income (loss)	$9,191	$(1,041)

Basic weighted average common shares outstanding	35,111	35,804
Effect of dilutive stock options	1,624	—

Total basic weighted average common shares and dilutive stock options	36,735	35,804

Earnings (Loss) Per Share:
Basic
Income (loss) from continuing operations	$0.08	$(0.03)

Net income (loss)	$0.26	$(0.03)

Diluted
Income (loss) from continuing operations	$0.08	$(0.03)

Net income (loss)	$0.25	$(0.03)

The following table summarizes the number of outstanding stock options excluded for the calculation of diluted earnings (loss) per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2006	2007
Number of anti-dilutive stock options	872	4,243
Weighted average exercise price	$18.73	$11.14

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase price relating to certain acquisitions. Jupitermedia is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase price relating to these acquisitions is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,526	$(8,486)	$41,040
Supplier and contributor contracts	15,528	(2,479)	13,049
Customer and distributor relationships	7,126	(2,075)	5,051
Web site development costs	5,895	(2,986)	2,909
Trademarks	3,916	(2,873)	1,043
Non-compete agreements	1,550	(699)	851

Total	$83,541	$(19,598)	$63,943

	March 31, 2007
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,264	$(9,706)	$39,558
Supplier and contributor contracts	16,043	(3,485)	12,558
Customer and distributor relationships	6,850	(2,398)	4,452
Web site development costs	6,763	(3,253)	3,510
Trademarks	3,988	(2,985)	1,003
Non-compete agreements	1,626	(529)	1,097

Total	$84,534	$(22,356)	$62,178

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

Amortization expense related to intangible assets subject to amortization was $3.1 million for the three months ended March 31, 2007. Estimated annual amortization expense for the next five years, including the remainder of 2007, is expected to be as follows (in thousands):

Year Ending December 31,
2007	$10,149
2008	11,309
2009	10,478
2010	6,601
2011	4,141
Thereafter	19,500

$62,178

Unamortized Intangible Assets

	December 31, 2006	March 31, 2007
Domain names	$13,980	$13,738

Total	$13,980	$13,738

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2007, are as follows:

	Online Images	Online Media	Total
Balance as of December 31, 2006	$190,092	$8,918	$199,010
Goodwill acquired during period	2,252	762	3,014
Purchase accounting adjustments	3,595	(1,146)	2,449
Effect of foreign currency	251	—	251

Balance as of March 31, 2007	$196,190	$8,534	$204,724

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain assets purchased in conjunction with certain acquisitions.

7. DEBT

On December 22, 2005, Jupitermedia entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). The future minimum payments under the Credit Agreement are $12.0 million and $51.9 million for the years ended December 31, 2007 and 2008, respectively. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2006 and March 31, 2007, respectively, is reflected in the unaudited consolidated condensed balance sheets. Jupitermedia made one quarterly debt payment on its term loan totaling $4.0 million during the three months ended March 31, 2007. Jupitermedia made an additional $1.0 million payment in March 2007 to pay down borrowings on its revolving credit facility. On November 7, 2006, Jupitermedia’s Credit Agreement was amended to increase the maximum amount of Consolidated Capital Expenditures, as defined, to $3.5 million for the fiscal year ending December 31, 2006 and to $4.5 million for the fiscal year ending December 31, 2007. In addition, the amendment also revised the definition of the term “Consolidated EBITDA”.

8. DISPOSITIONS AND DISCONTINUED OPERATIONS

On March 28, 2006, Jupitermedia sold its JupiterResearch division. As a result of the sale of the JupiterResearch division, the Research segment is now reflected as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the three months ended March 31, 2006 was $119,000, net of income taxes of $52,000.

The following table summarizes the revenue and income before income taxes of the discontinued Research operation (in thousands):

	Three Months Ended March 31,
	2006	2007
Revenues	$2,388	$—
Income before income taxes	$119	$—

9. SEGMENT INFORMATION

Jupitermedia has two reportable segments: Online images and Online media. The following tables summarize the results of the segments of Jupitermedia for the three months ended March 31, 2006 and 2007. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com and Stockxpert.com. Online media includes the internet.com, EarthWeb.com, DevX.com and Graphics.com Networks. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 6 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three months ended March 31, 2006 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Revenues:
Online images	$26,565	$27,914
Online media	7,370	6,857
Other	6	—

	33,941	34,771

Operating expenses:
Online images	16,222	19,292
Online media	5,181	4,741
Other	6,843	10,425

	28,246	34,458

Operating income (loss):
Online images	10,343	8,622
Online media	2,189	2,116
Other	(6,837)	(10,425)

	$5,695	$313

10. INCOME TAXES

On January 1, 2007, Jupitermedia adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a two-step approach for evaluating uncertain tax positions. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for the reversal of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 did not result in a change to Jupitermedia’s January 1, 2007 balance of accumulated deficit. Jupitermedia includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the unaudited consolidated condensed statement of operations. The total amount of accrued interest and penalties related to uncertain tax positions at March 31, 2007 was $16,000 and is included in accrued expenses and other in the unaudited consolidated condensed balance sheet. Jupitermedia remains open for examination by the Internal Revenue Service for 2003 through 2006. For most of its other significant tax jurisdictions, Jupitermedia’s income tax returns are also open for examination for 2003 through 2006. There was not a significant change in our liabilities for unrecognized tax benefits during the three months ended March 31, 2007. Our tax exposure is not expected to increase in future periods as the items are non-recurring.

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

On or about November 13, 2006, Robert Lange, who identifies himself as a shareholder of Jupitermedia, commenced a purported shareholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, the Company and the individual defendants filed a motion to dismiss the case in its entirety.

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

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, ITStockFree, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, FlashFoundry.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com and Stockxpert.com.

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

Online media. The Online media segment of Jupitermedia consists of four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals. The networks includes more than 150 Web sites and 150 e-mail newsletters that are viewed by over 20 million users and generate over 400 million page views monthly. Online media also includes the STEP Inside Design and Dynamic Graphics print magazines. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects.

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

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended March 31,		2006 vs. 2007
	2006	2007	$	%
Online images	$26,565	$27,914	$1,349	5%
Online media	7,370	6,857	(513)	(7)
Other	6	—	(6)	(100)

	$33,941	$34,771	$830	2%

Online images. We acquired Stock Image S.A.S. on February 2, 2006 and, therefore, there are no financial results for this business included in our financial statements prior to this date. The increase in revenues during the first quarter of 2007 is due primarily to acquisitions consummated after March 31, 2006.

The following table sets forth, for the three months ended March 31, 2006 and 2007, the components of our Online images revenues (dollars in thousands):

	Three Months Ended March 31,
	2006	2007
Single images and CD-ROMs	$13,079	$14,327
Subscriptions	6,157	6,821
Distributors, licensing and other	7,329	6,766

Total Online images	$26,565	$27,914

Online media. The decrease in revenues during the three months ended March 31, 2007 was due primarily to a reduction in advertising revenues due to a decline in the number of advertisers. We expect our Online media revenues to increase in the second quarter of 2007 in comparison to the first quarter based on the seasonality of the advertising business.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2006	155	$36
June 30, 2006	138	47
September 30, 2006	141	42
December 31, 2006	143	43
March 31, 2007	142	35

Other. Other revenues during the three months ended March 31, 2006 represent management fees from our management of internet.com Venture Fund I LLC (VFI). Due to the dissolution of VFI in December 2006, these revenues will no longer be recognized.

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended March 31,		2006 vs. 2007
	2006	2007	$	%
Online images	$8,817	$11,804	$2,987	34%
Online media	3,108	2,998	(110)	(4)

	$11,925	$14,802	$2,877	24%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting, storage for our image library and royalties. Cost of revenues excludes depreciation and amortization. The year-over-year increase in cost of revenues is primarily due to an increase in commission expense of $1.4 million and an increase in employee related costs of $1.5 million. These increases were primarily a result of the acquisitions consummated after March 31, 2006.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The decrease in cost of revenues from 2006 to 2007 was due primarily to decreased employee related costs.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2006 vs. 2007
	2006	2007	$	%
Online images	$5,262	$5,485	$223	4%
Online media	1,904	1,615	(289)	(15)

	$7,166	$7,100	$(66)	(1)%

Online images. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel and advertising. The increase in advertising, promotion and selling is due to an increase in employee related costs of $990,000, offset partially by a decrease in print advertising expense of $843,000. The increase in employee related costs were primarily due to the impact of acquisitions consummated after March 31, 2006.

Online media. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel. The decrease from 2006 to 2007 in advertising, promotion and selling expenses relates primarily to a decrease in employee payroll and benefits costs of $256,000.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2006 vs. 2007
	2006	2007	$	%
Online images	$2,143	$2,003	$(140)	(7)%
Online media	169	128	(41)	(24)
Other	3,919	6,259	$2,340	60

	$6,231	$8,390	$2,159	35%

Online images. General and administrative expenses primarily consists of payroll and benefits costs for administrative personnel, office related costs and professional fees.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The decrease in general and administrative expenses from 2006 to 2007 was due primarily to a decrease in office related costs and bad debt expense.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The year-over-year increase in general and administrative expense is primarily due to an increase in legal and accounting fees of $1.9 million associated with discussions with Getty Images, Inc. regarding a potential transaction which were terminated on March 7, 2007, as well as an increase in employee related costs of $280,000.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended March 31,		2006 vs. 2007
	2006	2007	$	%
Depreciation	$653	$1,062	$409	63%
Amortization	2,271	3,104	833	37

	$2,924	$4,166	$1,242	42%

Depreciation and amortization expense increased during the three months ended March 31, 2007 due primarily to the impact of acquisitions made during 2006 along with changes made to the preliminary purchase price of certain acquisitions resulting from final third party valuation adjustments of certain intangible assets.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to our acquisitions or any acquisitions that may be completed during the remainder of 2007.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2006 vs. 2007
	2006	2007	$	%
Interest income	$117	$40	$(77)	(66)%
Interest expense	(1,319)	(1,473)	(154)	(12)

Interest expense relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. (see Liquidity and Capital Resources).

Provision (benefit) for income taxes

A benefit for income taxes of $129,000 was recorded for the three months ended March 31, 2007. The income tax benefit for the three months ended March 31, 2007 resulted primarily from $1.9 million in legal and accounting fees associated with discussions with Getty Images, Inc., regarding a potential transaction which were terminated on March 7, 2007.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese and Hungarian subsidiaries. Japan.internet.com KK and Jupiterimages Japan represent our online media and online images business, respectively, focused on Japan. HAAP Media Ltd. is our micro-payment online images business based in Hungary.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2006 vs. 2007
	2006	2007	$	%
Operating cash flows	$1,789	$6,442	$4,653	260%
Investing cash flows	$(6,331)	$(7,499)	$(1,168)	18%
Financing cash flows	$12,651	$(864)	$(13,515)	(107)%
Acquisitions of businesses	$(15,591)	$(6,125)	$9,466	(61)%
Capital expenditures	$(492)	$(1,421)	$(929)	189%

	As of		2006 vs. 2007
	December 31, 2006	March 31, 2007	$	%
Cash and cash equivalents	$8,891	$7,030	$(1,861)	(21)%
Accounts receivable, net	$25,296	$26,610	$1,314	5%
Working capital	$(12,150)	$(16,945)	$(4,795)	(39)%
Long-term debt	$49,899	$47,899	$(2,000)	(4)%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, February 2000 and May 2004, respectively, the sale of our Events and Research businesses, through various credit agreements and through cash flows from operating activities.

Cash provided by operating activities increased during the three months ended March 31, 2007 primarily due to increases in accounts payable, accrued expenses and deferred revenues. Deferred revenues increased primarily due to increased bookings of subscription products for our Online images business.

The amounts of cash used in investing activities vary in correlation to the number and value of the acquisitions consummated. Net cash used in investing activities in 2007 related primarily to acquisitions of certain businesses and an increase in information technology related spending. Net cash used in investing activities in 2006 related primarily to the acquisition of Stock Image S.A.S.

Cash used in financing activities in the three months ended March 31, 2007 relates to the repayment of borrowings under our credit facilities. Cash provided from financing activities in the three months ended March 31, 2006 relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A.

On December 22, 2005, we entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank N.A., as Administrative Agent and lender. The Credit Agreement provides for a $100.0 million senior credit facility (comprised of a $50.0 million term loan facility and a $50.0 million revolving credit facility). The future minimum payments under the Credit Agreement are $12.0 million and $51.9 million for the years ended December 31, 2007 and 2008, respectively. Our outstanding debt, relating to the Credit Agreement, as of December 31, 2006 and March 31, 2007, respectively, is reflected in the unaudited consolidated condensed balance sheets. We made one quarterly debt payment on our term loan totaling $4.0 million during the three months ended March 31, 2007. We made an additional $1.0 million payment in March 2007 to pay down borrowings on our revolving credit facility. On November 7, 2006, the Credit Agreement was amended to increase the maximum amount of Consolidated Capital Expenditures, as defined, to $3.5 million for the fiscal year ending December 31, 2006 and to $4.5 million for the fiscal year ending December 31, 2007. In addition, the amendment also revised the definition of the term “Consolidated EBITDA”.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating whether the adoption of SFAS No. 159 will have an impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2006.

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

We were the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5.0 million venture fund formed in March 1999. Fund I invested in early-stage content-based Internet properties that are not competitive with our business. Fund I was dissolved in 2006 as it had reached the end of its seven year life. The final distribution was made following the dissolution.

We are also subject to interest rate fluctuations related to our borrowings under the Credit Agreement with JPMorgan Chase Bank N.A.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about November 13, 2006, Robert Lange, who identifies himself as a shareholder of Jupitermedia, commenced a purported shareholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, the Company and the individual defendants filed a motion to dismiss the case in its entirety.

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

Exhibit Number	Description

3.1*	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2**	Registrant’s Bylaws

10.1***	Indemnification Agreement, dated May 3, 2007, entered into between Jupitermedia Corporation and Donald J. O’Neill.

11****	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated condensed financial statements)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.

**	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.

***	Incorporated herein by reference to the Registrant’s Form 8-K Filed on May 4, 2007.

****	Included in notes to consolidated condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer