Form 10-Q
period 2007-06-30
JUPITERMEDIA CORP
filed 2007-08-09
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 6, 2007 was 35,927,498.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2006 and June 30, 2007

(in thousands, except share and per share amounts)

	December 31, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,891	$4,803
Accounts receivable, net of allowances of $2,114 and $2,164, respectively	25,296	26,271
Prepaid expenses and other	2,601	3,422
Deferred income taxes	3,350	3,254

Total current assets	40,138	37,750

Property and equipment, net of accumulated depreciation of $13,996 and $15,828, respectively	11,691	11,861
Intangible assets, net	77,923	72,728
Goodwill	199,010	208,841
Deferred income taxes	2,147	2,576
Investments and other assets	1,281	1,117

Total assets	$332,190	$334,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,269	$9,483
Accrued payroll and related expenses	3,188	2,793
Accrued expenses and other	14,469	11,301
Current portion of long-term debt	16,000	16,000
Deferred revenues	13,362	14,092

Total current liabilities	52,288	53,669

Long-term debt	49,899	46,799
Deferred revenues	181	234
Other long-term liabilities	—	141

Total liabilities	102,368	100,843

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 35,713,327 and 35,979,993 shares issued, respectively	357	360
Additional paid-in capital	261,666	264,650
Accumulated deficit	(33,888)	(34,310)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	1,793	3,436

Total stockholders’ equity	229,822	234,030

Total liabilities and stockholders’ equity	$332,190	$334,873

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2006 and 2007

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$35,026	$34,669	$68,967	$69,440

Cost of revenues (exclusive of items shown separately below)	12,712	14,499	24,637	29,301
Advertising, promotion and selling	7,875	7,266	15,041	14,366
General and administrative	7,136	6,320	13,367	14,710
Depreciation	849	1,163	1,502	2,225
Amortization	2,095	3,184	4,366	6,288

Total operating expenses	30,667	32,432	58,913	66,890

Operating income	4,359	2,237	10,054	2,550

Income (loss) on investments and other, net	64	(40)	137	(49)
Interest income	164	38	281	78
Interest expense	(1,393)	(1,431)	(2,712)	(2,904)

Income (loss) before income taxes, minority interests and equity income from investments, net	3,194	804	7,760	(325)
Provision for income taxes	88	147	1,803	18
Minority interests	(26)	(38)	(35)	(79)
Equity income from investments, net	59	—	50	—

Income (loss) from continuing operations	3,139	619	5,972	(422)
Income from discontinued operations, net of taxes	—	—	67	—
Gain (loss) on sale of discontinued operations, net of taxes	(718)	—	5,573	—

Net income (loss)	$2,421	$619	$11,612	$(422)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.09	$0.02	$0.17	$(0.01)

Net income (loss)	$0.07	$0.02	$0.33	$(0.01)

Diluted
Income (loss) from continuing operations	$0.09	$0.02	$0.16	$(0.01)

Net income (loss)	$0.07	$0.02	$0.32	$(0.01)

Shares used in computing earnings (loss) per share:
Basic	35,333	35,968	35,223	35,886

Diluted	36,307	36,358	36,238	35,886

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2007

(in thousands)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Income (loss) from continuing operations	$5,972	$(422)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,868	8,513
Stock-based compensation	1,668	1,711
Provision for losses on accounts receivable	209	50
Minority interests	35	79
Equity income from investments, net	(50)	—
(Income) loss on investments and other, net	(137)	49
Deferred income taxes	(1,179)	(230)
Excess tax benefit from stock-based compensation	(2,698)	(224)
Other non-cash charges	—	14
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable	(3,479)	(1,186)
Prepaid expenses and other	(1,409)	(1,070)
Accounts payable and accrued expenses	(2,894)	275
Deferred revenues	949	764
Discontinued operations	1,110	—

Net cash provided by operating activities	3,965	8,323

Cash flows from investing activities:
Purchases of property and equipment	(1,296)	(2,353)
Acquisitions of businesses, images and other	(25,684)	(8,419)
Proceeds from sales of assets and other	363	132
Proceeds from sale of discontinued operations	9,600	—
Discontinued operations	—	—

Net cash used in investing activities	(17,017)	(10,640)

Cash flows from financing activities:
Borrowings under credit facilities	19,000	5,900
Debt issuance costs	(38)	—
Repayment of borrowings under credit facilities	(8,965)	(9,000)
Proceeds from exercise of stock options	2,195	1,038
Excess tax benefit from stock-based compensation	2,698	224
Discontinued operations	—	—

Net cash provided by (used in) financing activities	14,890	(1,838)

Effects of exchange rates on cash and cash equivalents	96	67

Net increase (decrease) in cash and cash equivalents	1,934	(4,088)
Cash and cash equivalents, beginning of period	18,546	8,891

Cash and cash equivalents, end of period	$20,480	$4,803

Supplemental disclosures of cash flow:
Cash paid for income taxes	$6,107	$1,853

Cash paid for interest	$1,594	$2,575

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2007

(unaudited)

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com and Stockxpert.com. The JupiterOnlineMedia division of Jupitermedia includes five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia also includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. In addition, JupterOnlineMedia includes JupiterEvents’ and Mediabistro’s media-related events, which produce offline conferences and trade shows focused on IT and business-specific topics including ISPCON, Web Video Summit, Semantic Web Strategies and Digital Rights Strategies.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Jupitermedia is currently evaluating whether the adoption of SFAS No. 157 will have an impact on its consolidated financial position, results of operations or cash flows.

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

Total stock-based compensation recognized in continuing operations for the three and six months ended June 30, 2006 and 2007 are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Stock-based compensation	$906	$861	$1,668	$1,711

Jupitermedia uses the Black-Scholes pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods:

	Six Months Ended June 30,
	2006	2007
Risk-free interest rate	4.98%	4.91%
Expected life (in years)	4.5	4.2
Dividend yield	0%	0%
Expected volatility	56%	65%

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

The following table summarizes option activity during the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,751,974	$10.96
Granted	704,300	$7.37
Exercised	(266,666)	$3.89
Forfeited or expired	(309,393)	$14.44

Outstanding at June 30, 2007	4,880,215	$10.61	5.14	$5,354

Vested and expected to vest at June 30, 2007	4,634,557	$10.59	5.10	$5,342

Exercisable at June 30, 2007	3,651,926	$10.51	4.92	$5,297

The aggregate intrinsic value in the table above is before income taxes, based on Jupitermedia’s closing stock price of $7.28 as of June 30, 2007.

During the six months ended June 30, 2007, the total intrinsic value of stock options exercised was $935,000.

As of June 30, 2007, there was $5.3 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock incentive plan. That cost is expected to be amortized over a weighted-average period of fourteen months.

Cash provided by operating activities decreased and cash used in financing activities decreased by $2.7 million and $224,000, related to excess tax benefits from stock-based payment arrangements for the six months ended June 30, 2006 and 2007, respectively.

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

Computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2006 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Income (loss) from continuing operations	$3,139	$619	$5,972	$(422)
Income from discontinued operations, net of taxes	—	—	67	—
Gain (loss) on sale of discontinued operations, net of taxes	(718)	—	5,573	—

Net income (loss)	$2,421	$619	$11,612	$(422)

Basic weighted average common shares outstanding	35,333	35,968	35,223	35,886
Effect of dilutive stock options	974	390	1,015	—

Total basic weighted average common shares and dilutive stock options	36,307	36,358	36,238	35,886

Earnings (Loss) Per Share:
Basic
Income (loss) from continuing operations	$0.09	$0.02	$0.17	$(0.01)

Income (loss) from discontinued operations	$(0.02)	$—	$0.16	$—

Net income (loss)	$0.07	$0.02	$0.33	$(0.01)

Diluted
Income (loss) from continuing operations	$0.09	$0.02	$0.16	$(0.01)

Income (loss) from discontinued operations	$(0.02)	$—	$0.16	$—

Net income (loss)	$0.07	$0.02	$0.32	$(0.01)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings (loss) per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Number of anti-dilutive stock options	1,512	3,492	1,512	4,880
Weighted average exercise price	$17.55	$13.45	$17.55	$10.61

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase price relating to certain acquisitions. Jupitermedia is in the process of obtaining third party valuations of certain intangible assets, thus the allocation of the purchase price relating to these acquisitions is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,526	$(8,486)	$41,040
Supplier and contributor contracts	15,528	(2,479)	13,049
Customer and distributor relationships	7,126	(2,075)	5,051
Web site development costs	5,895	(2,986)	2,909
Trademarks	3,916	(2,873)	1,043
Non-compete agreements	1,550	(699)	851

Total	$83,541	$(19,598)	$63,943

	June 30, 2007
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$50,217	$(10,895)	$39,322
Supplier and contributor contracts	15,403	(4,355)	11,048
Customer and distributor relationships	6,604	(2,710)	3,894
Web site development costs	6,907	(3,581)	3,326
Trademarks	4,214	(3,160)	1,054
Non-compete agreements	1,680	(757)	923

Total	$85,025	$(25,458)	$59,567

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

Amortization expense related to intangible assets subject to amortization was $2.1 million and $4.4 million for the three and six months ended June 30, 2006, respectively, and was $3.2 million and $6.3 million, for the three and six months ended June 30, 2007, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2007, is expected to be as follows (in thousands):

Year Ending December 31,
2007	$6,114
2008	11,913
2009	10,954
2010	8,041
2011	4,594
Thereafter	17,951

$59,567

Unamortized Intangible Assets

	December 31, 2006	June 30, 2007
Domain names	$13,980	$13,161

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2007, are as follows (in thousands):

	Online Images	Online Media	Total
Balance as of December 31, 2006	$190,092	$8,918	$199,010
Goodwill acquired during period	2,252	841	3,093
Purchase accounting adjustments	6,965	(1,119)	5,846
Effect of foreign currency	892	—	892

Balance as of June 30, 2007	$200,201	$8,640	$208,841

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain intangible assets purchased in conjunction with acquisitions.

7. DEBT

Jupitermedia is party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among Jupitermedia, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for a $115 million senior credit facility. The senior credit facility is comprised of (i) a $75 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40 million revolving credit facility, including a $2 million sublimit for letters of credit and a $5 million swingline facility. Jupitermedia used proceeds of the term loan to refinance its previous credit facility and to pay fees and expenses incurred in connection with the Credit Agreement and will use the balance, as well as borrowings under the revolving credit facility, for working capital and other general corporate purposes, including financing permitted acquisitions.

Obligations under the Credit Agreement are collateralized by a first priority security interest in (i) all present and future capital stock or other membership, equity, ownership or profits interests of all its direct and indirect domestic subsidiaries (excluding, however, all present and future (if any) domestic subsidiaries owned by Jupitermedia’s foreign subsidiaries); (ii) 65% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of Jupitermedia and its present and future direct and indirect domestic subsidiaries (excluding, however, all present and future (if any) domestic subsidiaries owned by Jupitermedia’s foreign subsidiaries). In addition, all of the obligations of Jupitermedia under the Credit Agreement are guaranteed by the present and future direct and indirect domestic subsidiaries of Jupitermedia.

Borrowings under the Credit Agreement bear interest, at Jupitermedia’s option, at the Eurodollar Rate or the Base Rate plus an applicable margin that is adjusted quarterly, depending on Jupitermedia’s ratio of consolidated indebtedness to consolidated EBITDA as calculated pursuant to the Credit Agreement (the “Leverage Ratio”). During the continuance of an Event of Default (as defined in the Credit Agreement), at the election of the Required Lenders (as defined in the Credit Agreement) or automatically in the case of a payment default or a bankruptcy or insolvency Event of Default, amounts owing under the Credit Agreement will bear interest at a rate per annum equal to 2.00% in excess of the rate otherwise applicable. Jupitermedia is required to pay the Lenders under the revolving credit facility a commitment fee, payable quarterly in arrears, on the average daily amount of the unused revolving credit facility commitments during the period for which payment is made at a rate per annum that varies depending upon the Leverage Ratio.

The term loan is payable in 24 consecutive quarterly installments of (i) $187,500, in the case of each of the first 23 installments, on the last day of each March, June, September and December commencing on September 30, 2007 and ending on March 31, 2013 and (ii) the balance thereof payable in full, in the case of the 24th installment due on July 11, 2013. The revolving credit facility terminates on July 11, 2012 at which time outstanding borrowings under the revolving credit facility are due. Jupitermedia may optionally prepay loans under the Credit Agreement at any time, without penalty. Loans are subject to mandatory prepayment with net cash proceeds of certain indebtedness, certain of equity offerings and asset sales and recovery events, subject to reinvestment rights in the case of asset sales and recovery events.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants and financial covenants. The Credit Agreement contains customary events of default.

Jupitermedia used a portion of those funds to refinance its obligations under the credit agreement (the “Prior Credit Agreement”), dated as of December 22, 2005, among Jupitermedia, as borrower, the lenders party thereto, LaSalle Bank National Association, as Syndication Agent, KeyBank National Association, as Documentation Agent and JPMorgan Chase

Bank, N.A., as Administrative Agent, as amended by Amendment No. 1 to the Prior Credit Agreement, dated as of March 28, 2006 (“Amendment No. 1”) and Amendment No. 2 to the Prior Credit Agreement, dated as of November 7, 2006 (“Amendment No. 2”).

The Prior Credit Agreement provided for a $100 million senior credit facility (comprised of a $50 million term loan facility and a $50 million revolving credit facility), which replaced the senior term loan provided under the Credit Agreement, dated as of July 18, 2005, by and among Jupitermedia, as borrower, JPMorgan, as administrative agent and as lender. The Prior Credit Agreement required the repayment by Jupitermedia of principal of the term loan in 12 consecutive quarterly installments of (i) $4 million, in the case of each of the first 11 installments, on the last day of each March, June, September and December commencing on March 31, 2006 and ending on September 30, 2008 and (ii) $6 million, in the case of the 12th installment due on December 22, 2008. The revolving credit facility under the Prior Credit Agreement was scheduled to terminate on December 22, 2008 at which time outstanding borrowings under the revolving credit facility would be due. Proceeds from the Prior Credit Agreement were used to refinance Jupitermedia’s prior credit facility, for working capital needs and general corporate purposes. Jupitermedia did not incur any penalty for prepayment of its borrowings under the Prior Credit Agreement.

The description of the Prior Credit Agreement contained herein, as amended by Amendment No. 1 and Amendment No. 2, is qualified in its entirety by reference to the Prior Credit Agreement, Amendment No. 1 and Amendment No. 2, copies of which have previously been filed as Exhibits 10.1, 10.2 and 10.1, respectively, of the Current Reports on Form 8-K filed by Jupitermedia with the Securities and Exchange Commission on December 28, 2005, March 31, 2006 and November 13, 2006.

In addition to the termination of Jupitermedia’s obligations under the Prior Credit Agreement, the guarantees delivered by certain material subsidiaries of Jupitermedia pursuant to a Guaranty Agreement, dated December 22, 2005, among the material subsidiaries in favor of JPMorgan also terminated as a result of the refinancing. As a result of the termination of the Guaranty Agreement, the agreements securing the obligations of Jupitermedia and the guarantee obligations of the material subsidiaries by pledging substantially all of the assets of Jupitermedia and the material subsidiaries, the Security Agreement and the Pledge Agreement, each dated December 22, 2005, among Jupitermedia, the material subsidiaries and JPMorgan, terminated as well.

8. DISPOSITIONS AND DISCONTINUED OPERATIONS

On March 28, 2006, Jupitermedia sold its JupiterResearch division. As a result of the sale of the JupiterResearch division, the Research segment is now reflected as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the three and six months ended June 30, 2006 was $0 and $67,000, respectively, net of income taxes of $52,000.

The following table summarizes the revenue and income before income taxes of the discontinued Research operation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$—	$—	$2,388	$—
Income before income taxes	$—	$—	$119	$—

9. SEGMENT INFORMATION

Jupitermedia has two reportable segments: Online images and Online media. The following tables summarize the results of the segments of Jupitermedia for the three and six months ended June 30, 2006 and 2007. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com and Stockxpert.com. Online media includes the internet.com, EarthWeb.com, DevX.com and Graphics.com Networks. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 6 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three and six months ended June 30, 2006 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Online images	$26,807	$27,383	$53,372	$55,297
Online media	8,213	7,286	15,589	14,143
Other	6	—	6	—

	35,026	34,669	68,967	69,440

Cost of revenues and operating expenses:
Online images	17,747	18,161	33,969	37,453
Online media	5,457	5,664	10,636	10,405
Depreciation and amortization	2,944	4,347	5,868	8,513
Other	4,519	4,260	8,440	10,519

	30,667	32,432	58,913	66,890

Operating income (loss):
Online images	9,060	9,222	19,403	17,844
Online media	2,756	1,622	4,953	3,738
Other	(7,457)	(8,607)	(14,302)	(19,032)

	$4,359	$2,237	$10,054	$2,550

10. INCOME TAXES

On January 1, 2007, Jupitermedia adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a two-step approach for evaluating uncertain tax positions. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for the reversal of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 did not result in a change to Jupitermedia’s January 1, 2007 balance of accumulated deficit. Jupitermedia includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the unaudited consolidated condensed statement of operations. The total amount of accrued interest and penalties related to uncertain tax positions at June 30, 2007 was $16,000 and is included in accrued expenses and other in the unaudited consolidated condensed balance sheet. Jupitermedia remains open for examination by the Internal Revenue Service for 2003 through 2006. For most of its other significant tax jurisdictions, Jupitermedia’s income tax returns are also open for examination for 2003 through 2006. There was not a significant change in Jupitermedia’s liabilities for unrecognized tax benefits during the three and six months ended June 30, 2007. Jupitermedia does not believe it is reasonably possible that the total amount of unrealized tax benefits will change significantly in the next twelve months.

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

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, Jupitermedia and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

12. SUBSEQUENT EVENTS

On July 17, 2007, Jupitermedia agreed to acquire all of the shares of capital stock (the “Acquisition”) of Mediabistro.com Inc., a private company incorporated in Delaware (“Mediabistro”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 17, 2007, by and among Jupitermedia, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia (“Merger Sub”), Mediabistro and Laurel Touby, as agent for the security holders of Mediabistro, in which, among other things, (x) the Merger Sub would merge with and into Mediabistro, (y) the separate existence of Merger Sub would cease, and (z) Mediabistro would continue its existence as both the surviving corporation and a wholly-owned subsidiary of Jupitermedia. Mediabistro, based in New York City, is a career and community site for media and creative professionals, and includes job postings, educational courses, events, forums, original content and a premium subscription service. The Acquisition closed the following day on July 18, 2007 concurrently with the filing of the Certificate of Merger with the Secretary of State of the State of Delaware.

The consideration paid in the Acquisition consisted of $20.0 million in cash and a two year earn-out that could result in an additional $3.0 million in cash consideration. Funding for this acquisition was secured through Jupitermedia’s recently announced closing of a $115 million senior credit facility arranged by KeyBanc Capital Markets (See Note 7).

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

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com and Stockxpert.com.

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

Online media. The JupiterOnlineMedia division of Jupitermedia consists of four distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Graphics.com for creative professionals. The networks includes more than 150 Web sites and 150 e-mail newsletters that are viewed by over 20 million users and generate over 400 million page views monthly. Online media includes the STEP Inside Design and Dynamic Graphics print magazines. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects. In addition, JupiterOnlineMedia includes JupiterEvents, which produces offline conference and trade shows focused on IT and business-specific topics.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

•	e-commerce agreements, which generally include a fixed advertising fee;

•	advertiser sponsorships for our Webcasts;

•	advertising, subscriptions and newsstand sales for our print magazines;

•	paid subscription services for our paid e-mail newsletters and services;

•	renting our permission based opt-in e-mail list names;

•	attendee registration fees to our conferences and trade shows;

•	exhibition space fees and vendor sponsorships to our conferences and trade shows; and

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

The principal costs of our Online media business relate to payroll for our editorial, technology, operations and sales personnel; technology related costs for facilities and equipment; paper and printing costs; and venue, speaker and advertising expenses for events.

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended June 30,		2006 vs. 2007		Six Months Ended June 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Online images	$26,807	$27,383	$576	2%	$53,372	$55,297	$1,925	4%
Online media	8,213	7,286	(927)	(11)	15,589	14,143	(1,446)	(9)
Other	6	—	(6)	(100)	6	—	(6)	(100)

	$35,026	$34,669	$(357)	(1)%	$68,967	$69,440	$473	1%

Online images. The increase in revenues during the three and six months ended June 30, 2007 is due primarily to acquisitions consummated after June 30, 2006.

The following table sets forth, for the three and six months ended June 30, 2006 and 2007, the components of our Online images revenues (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Single images and CD-ROMs	$13,049	$13,936	$26,034	$28,262
Subscriptions	6,320	7,049	12,486	13,870
Distributors, licensing and other	7,438	6,398	14,852	13,165

Total Online images	$26,807	$27,383	$53,372	$55,297

Online media. The decrease in revenues during the three and six months ended June 30, 2007 was due primarily to a reduction in advertising revenues due to a reduction in advertising spending by technology companies.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2006	155	$36
June 30, 2006	138	47
September 30, 2006	141	42
December 31, 2006	143	43
March 31, 2007	142	35
June 30, 2007	144	34

Other. Other revenues during the three and six months ended June 30, 2006 represent management fees from our management of internet.com Venture Fund I LLC (VFI). Due to the dissolution of VFI in December 2006, these revenues will no longer be recognized.

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended June 30,		2006 vs. 2007		Six Months Ended June 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Online images	$9,405	$11,072	$1,667	18%	$18,222	$22,876	$4,654	26%
Online media	3,307	3,427	120	4	6,415	6,425	10	—

	$12,712	$14,499	$1,787	14%	$24,637	$29,301	$4,664	19%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues during the three and six months ended June 30, 2007, is primarily due to an increase in commission expense of $782,000 and $2.2 million, respectively, and an increase in employee related costs of $999,000 and $2.5 million, respectively. These increases were primarily a result of the acquisitions consummated after June 30, 2006.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues for the three and six months ended June 30, 2007 was due primarily to increased costs related to Online media events of $436,000 and $458,000, respectively, which were offset primarily by decreased employee related and freelance costs of $262,000 and $225,000, respectively.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended June 30,		2006 vs. 2007		Six Months Ended June 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Online images	$5,953	$5,273	$(680)	(11)%	$11,215	$10,758	$(457)	(4)%
Online media	1,922	1,993	71	4	3,826	3,608	(218)	(6)

	$7,875	$7,266	$(609)	(8)%	$15,041	$14,366	$(675)	(5)%

Online images. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel and advertising. The decrease in advertising, promotion and selling from the three months ended June 30, 2006 to the three months ended June 30, 2007 is primarily due to a decrease in print advertising expense of $557,000 and a decrease in employee related costs of $127,000. The decrease for the six months ended June 30, 2007 is primarily due to a decrease in print advertising expense of $1.5 million offset by an increase in employee related costs of $818,000.

Online media. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel. The increase in advertising, promotion and selling expenses from 2006 to 2007 for the three months ended June 30, 2007 relates to an increase in advertising and marketing expense for Online media events of $312,000 offset by a decrease in employee payroll and benefits costs of $255,000. The decrease from the six months ended June 30, 2006 to the six months ended June 30, 2007 relates to a decrease in employee payroll and benefits costs of $509,000 partially offset by an increase in advertising and marketing expense of $312,000 for events.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended June 30,		2006 vs. 2007		Six Months Ended June 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Online images	$2,389	$1,816	$(573)	(24)%	$4,532	$3,819	$(713)	(16)%
Online media	228	244	16	7	395	372	(23)	(6)
Other	4,519	4,260	(259)	(6)	8,440	10,519	2,079	25

	$7,136	$6,320	$(816)	(11)%	$13,367	$14,710	$1,343	10%

Online images. General and administrative expenses primarily consists of payroll and benefits costs for administrative personnel, office related costs and professional fees. The decrease in general and administrative expenses for the three and six months ended June 30, 2007 is due primarily to a reduction in professional fees of $285,000 and $349,000, respectively.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The change in general and administrative expenses from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 was due primarily to an increase in office related costs and a reduction in bad debt expense.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The decrease in general and administrative expense from the three months ended June 30, 2006 to the three months ended June 30, 2007 is primarily due to a decrease in professional fees of $434,000 partially offset by an increase in employee related costs. The increase in general and administrative expense from the six months ended June 30, 2006 to the six months ended June 30, 2007 is primarily due to an increase in legal and accounting fees of $1.9 million associated with discussions with Getty Images, Inc. regarding a potential transaction which were terminated on March 7, 2007.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended June 30,		2006 vs. 2007		Six Months Ended June 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Depreciation	$849	$1,163	$314	37%	$1,502	$2,225	$723	48%
Amortization	2,095	3,184	1,089	52	4,366	6,288	1,922	44

	$2,944	$4,347	$1,403	48%	$5,868	$8,513	$2,645	45%

Depreciation and amortization expense increased during the three and six months ended June 30, 2007 due primarily to acquisitions consummated after June 30, 2006 along with changes made to the preliminary purchase price of certain acquisitions resulting from final third party valuation adjustments of certain intangible assets.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to our acquisitions or any future acquisitions.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2006 vs. 2007		Six Months Ended June 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Interest income	$164	$38	$(126)	(77)%	$281	$78	$(203)	(72)%
Interest expense	(1,393)	(1,431)	(38)	(3)	(2,712)	(2,904)	(192)	(7)

Interest expense relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A. (see Liquidity and Capital Resources).

Provision for income taxes

A provision for income taxes of $147,000 and $18,000 was recorded for the three and six months ended June 30, 2007, respectively. The income tax provision for the six months ended June 30, 2007 was principally impacted by $1.9 million in legal and accounting fees associated with discussions with Getty Images, Inc., regarding a potential transaction which were terminated on March 7, 2007.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese and Hungarian subsidiaries. Japan.internet.com KK and Jupiterimages Japan represent our online media and online images businesses, respectively, focused on Japan. HAAP Media Ltd. is our micro-payment online images business based in Hungary.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2006 vs. 2007
	2006	2007	$	%
Operating cash flows	$3,965	$8,323	$4,358	110%
Investing cash flows	$(17,017)	$(10,640)	$6,377	(37)%
Financing cash flows	$14,890	$(1,838)	$(16,728)	112%
Acquisitions of businesses	$(25,684)	$(8,419)	$17,265	(67)%
Capital expenditures	$(1,296)	$(2,353)	$(1,057)	82%

	As of		2006 vs. 2007
	December 31, 2006	June 30, 2007	$	%
Cash and cash equivalents	$8,891	$4,803	$(4,088)	(46)%
Accounts receivable, net	$25,296	$26,271	$975	4%
Working capital deficit	$(12,150)	$(15,919)	$(3,769)	(31)%
Long-term debt	$65,899	$62,799	$(3,100)	(5)%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, February 2000 and May 2004, the sale of our Events and Research businesses, through various credit agreements and through cash flows from operating activities.

Cash provided by operating activities increased during the six months ended June 30, 2007 primarily due to increases in depreciation and amortization expense and accounts payable.

The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash used in investing activities in 2007 related primarily to acquisitions of certain businesses and an increase in information technology related spending. Net cash used in investing activities in 2006 related primarily to acquisitions of certain businesses.

Cash used in financing activities in the six months ended June 30, 2007 relates to the repayment of borrowings under our credit facilities. Cash provided from financing activities in the six months ended June 30, 2006 and 2007 relates primarily to borrowings under a senior credit facility with JPMorgan Chase Bank N.A.

We are party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among ourselves, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for $115 million senior credit facility. The senior credit facility is comprised of (i) a $75 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40 million revolving credit facility, including a $2 million sublimit for letters of credit and a $5 million swingline facility. We used proceeds of the term loan to refinance its previous credit facility and to pay fees and expenses incurred in connection with the Credit Agreement and will use the balance, as well as borrowings under the revolving credit facility, for working capital and other general corporate purposes, including financing permitted acquisitions.

Borrowings under the Credit Agreement bear interest, at our option, at the Eurodollar Rate or the Base Rate, plus an applicable margin that is adjusted quarterly, depending on the our ratio of consolidated indebtedness to consolidated EBITDA as calculated pursuant to the Credit Agreement (the “Leverage Ratio”). During the continuance of an Event of Default (as defined in the Credit Agreement), at the election of the Required Lenders (as defined in the Credit Agreement) or automatically in the case of a payment default or a bankruptcy or insolvency Event of Default, amounts owing under the Credit Agreement will bear interest at a rate per annum equal to 2.00% in excess of the rate otherwise applicable. We are required to pay the Lenders under the revolving credit facility a commitment fee, payable quarterly in arrears, on the average daily amount of the unused revolving credit facility commitments during the period for which payment is made at a rate per annum that varies depending upon the Leverage Ratio.

The term loan is payable in 24 consecutive quarterly installments of (i) $187,500, in the case of each of the first 23 installments, on the last day of each March, June, September and December commencing on September 30, 2007 and ending on March 31, 2013 and (ii) the balance thereof payable in full, in the case of the 24th installment due on July 11, 2013. The revolving credit facility terminates on July 11, 2012 at which time outstanding borrowings under the revolving credit facility are due. We may optionally prepay loans under the Credit Agreement at any time, without penalty. Loans are subject to mandatory prepayment with net cash proceeds of certain indebtedness, certain of equity offerings and asset sales and recovery events, subject to reinvestment rights in the case of asset sales and recovery events.

We used a portion of those funds to refinance its obligations under the credit agreement (the “Prior Credit Agreement”), dated as of December 22, 2005, among Jupitermedia, as borrower, the lenders party thereto, LaSalle Bank National Association, as Syndication Agent, KeyBank National Association, as Documentation Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended by Amendment No. 1 to the Prior Credit Agreement, dated as of March 28, 2006 (“Amendment No. 1”) and Amendment No. 2 to the Prior Credit Agreement, dated as of November 7, 2006 (“Amendment No. 2”).

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have an impact on our consolidated financial position, results of operations or cash flows.

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

We are also subject to interest rate fluctuations related to our borrowings under the Credit Agreement with KeyBank National Association.

Item 4.	Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, we and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Jupitermedia’s annual meeting of stockholders was held on June 4, 2007.

The following nominees were elected as directors, each to hold office until their successor is elected and qualified, by the vote set forth below:

NOMINEE	FOR	AGAINST
Alan M. Meckler	33,306,269	176,298
Christopher S. Cardell	33,337,600	144,967
Gilbert F. Bach	32,784,608	697,959
Michael J. Davies	32,784,733	697,834
John R. Patrick	32,784,303	698,264
William A. Shutzer	32,705,033	777,534

The proposal to approve the appointment of Deloitte & Touche LLP, independent registered public accounting firm, to act as independent auditors for Jupitermedia Corporation for the fiscal year ending December 31, 2007 was approved by the vote set forth below:

FOR	AGAINST	ABSTAIN
33,449,446	27,471	5,650

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

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

Dated: August 9, 2007	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer