Form 10-Q
period 2007-09-30
JUPITERMEDIA CORP
filed 2007-11-09
CIK 1083712

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 6, 2007 was 35,939,416.

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2006 and September 30, 2007

(in thousands, except share and per share amounts)

	December 31, 2006	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,891	$7,433
Accounts receivable, net of allowances of $2,114 and $2,211, respectively	25,296	27,176
Prepaid expenses and other	2,601	7,096
Deferred income taxes	3,350	3,304

Total current assets	40,138	45,009

Property and equipment, net of accumulated depreciation of $13,996 and $17,051, respectively	11,691	12,586
Intangible assets, net	77,923	73,681
Goodwill	199,010	229,379
Deferred income taxes	2,147	2,016
Investments and other assets	1,281	2,440

Total assets	$332,190	$365,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,269	$7,563
Accrued payroll and related expenses	3,188	3,791
Accrued expenses and other	14,469	11,591
Current portion of long-term debt	16,000	750
Deferred revenues	13,362	15,657

Total current liabilities	52,288	39,352

Long-term debt	49,899	87,063
Deferred revenues	181	456
Other long-term liabilities	—	1,852

Total liabilities	102,368	128,723

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 35,713,327 and 36,001,732 shares issued, respectively	357	360
Additional paid-in capital	261,666	265,873
Accumulated deficit	(33,888)	(34,844)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	1,793	5,105

Total stockholders’ equity	229,822	236,388

Total liabilities and stockholders’ equity	$332,190	$365,111

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2006 and 2007

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$33,784	$34,766	$102,751	$104,206

Cost of revenues (exclusive of items shown separately below)	12,115	14,524	36,752	43,825
Advertising, promotion and selling	7,120	7,168	22,161	21,534
General and administrative	7,259	6,511	20,626	21,221
Depreciation	996	1,128	2,498	3,353
Amortization	2,637	3,381	7,003	9,669

Total operating expenses	30,127	32,712	89,040	99,602

Operating income	3,657	2,054	13,711	4,604
Income (loss) on investments and other, net	(79)	15	58	(34)
Interest income	99	62	380	140
Interest expense	(1,395)	(2,328)	(4,107)	(5,232)

Income (loss) before income taxes, minority interests and equity income from investments, net	2,282	(197)	10,042	(522)
Provision (benefit) for income taxes	1,326	307	3,129	325
Minority interests	(32)	(30)	(67)	(109)
Equity income from investments, net	86	—	136	—

Income (loss) from continuing operations	1,010	(534)	6,982	(956)
Income from discontinued operations, net of taxes	—	—	67	—
Gain on sale of discontinued operations, net of taxes	—	—	5,573	—

Net income (loss)	$1,010	$(534)	$12,622	$(956)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.03	$(0.01)	$0.20	$(0.03)

Net income (loss)	$0.03	$(0.01)	$0.36	$(0.03)

Diluted
Income (loss) from continuing operations	$0.03	$(0.01)	$0.19	$(0.03)

Net income (loss)	$0.03	$(0.01)	$0.35	$(0.03)

Shares used in computing earnings (loss) per share:
Basic	35,517	35,990	35,322	35,921

Diluted	35,777	35,990	36,109	35,921

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2007

(in thousands)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Income (loss) from continuing operations	$6,982	$(956)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,501	13,022
Stock-based compensation	2,894	2,363
Provision for losses on accounts receivable	361	62
Minority interests	67	109
Equity income from investments, net	(136)	—
(Income) loss on investments and other, net	(58)	34
Deferred income taxes	1,885	288
Excess tax benefit from stock-based compensation	(3,014)	(731)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable	(4,300)	(1,587)
Prepaid expenses and other	(2,189)	(260)
Accounts payable and accrued expenses and other	(9,078)	(3,753)
Deferred revenues	1,423	1,563
Discontinued operations	1,110	—

Net cash provided by operating activities	5,448	10,154

Cash flows from investing activities:
Purchases of property and equipment	(2,302)	(4,003)
Acquisitions of businesses, images and other	(29,162)	(30,246)
Proceeds from sales of assets and other	368	142
Proceeds from sale of discontinued operations	9,600	—
Discontinued operations	—	—

Net cash used in investing activities	(21,496)	(34,107)

Cash flows from financing activities:
Borrowings under credit facilities	19,000	94,900
Debt issuance costs	(38)	(1,537)
Repayment of borrowings under credit facilities	(16,965)	(72,986)
Proceeds from exercise of stock options	2,647	1,115
Excess tax benefit from stock-based compensation	3,014	731
Discontinued operations	—	—

Net cash provided by financing activities	7,658	22,223

Effects of exchange rates on cash and cash equivalents	108	272

Net decrease in cash and cash equivalents	(8,282)	(1,458)
Cash and cash equivalents, beginning of period	18,546	8,891

Cash and cash equivalents, end of period	$10,264	$7,433

Supplemental disclosures of cash flow:
Cash paid for income taxes	$7,818	$2,375

Cash paid for interest	$2,854	$4,800

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2007

(unaudited)

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, one of the leading images companies in the world with over 7.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com and Stockxpert.com. The JupiterOnlineMedia division of Jupitermedia includes five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia also includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. In addition, JupterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events, which produce offline conferences and trade shows focused on IT and business-specific topics including ISPCON and Web Video Summit.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

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

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS No. 123R”), Jupitermedia must recognize the compensation expense for equity awards over the vesting period based on their grant-date fair value.

Total stock-based compensation recognized in continuing operations for the three and nine months ended September 30, 2006 and 2007 are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Stock-based compensation	$1,226	$652	$2,894	$2,363

Jupitermedia uses the Black-Scholes pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods:

	Nine Months Ended September 30,
	2006	2007
Risk-free interest rate	4.98%	4.88%
Expected life (in years)	4.5	4.2
Dividend yield	0%	0%
Expected volatility	56%	65%

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

The following table summarizes option activity during the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,751,974	$10.96
Granted	767,800	$7.40
Exercised	(288,405)	$3.86
Forfeited or expired	(364,433)	$13.79

Outstanding at September 30, 2007	4,866,936	$10.61	4.79	$3,927

Vested and expected to vest at September 30, 2007	4,623,823	$10.60	4.75	$3,927

Exercisable at September 30, 2007	3,651,373	$10.59	4.57	$3,927

The aggregate intrinsic value in the table above is before income taxes, based on Jupitermedia’s closing stock price of $6.33 as of September 30, 2007.

During the nine months ended September 30, 2007, the total intrinsic value of stock options exercised was $1.0 million.

As of September 30, 2007, there was $4.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock incentive plan. That cost is expected to be amortized over a weighted-average period of thirteen months.

Cash provided by operating activities decreased and cash provided by financing activities increased by $3.0 million and $731,000, related to excess tax benefits from stock-based payment arrangements for the nine months ended September 30, 2006 and 2007, respectively.

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

Computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2006 and 2007 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Income (loss) from continuing operations	$1,010	$(534)	$6,982	$(956)
Income from discontinued operations, net of taxes	—	—	67	—
Gain on sale of discontinued operations, net of taxes	—	—	5,573	—

Net income (loss)	$1,010	$(534)	$12,622	$(956)

Basic weighted average common shares outstanding	35,517	35,990	35,322	35,921
Effect of dilutive stock options	260	—	787	—

Total basic weighted average common shares and dilutive stock options	35,777	35,990	36,109	35,921

Earnings (Loss) Per Share:
Basic
Income (loss) from continuing operations	$0.03	$(0.01)	$0.20	$(0.03)

Income from discontinued operations	$—	$—	$0.16	$—

Net income (loss)	$0.03	$(0.01)	$0.36	$(0.03)

Diluted
Income (loss) from continuing operations	$0.03	$(0.01)	$0.19	$(0.03)

Income from discontinued operations	$—	$—	$0.16	$—

Net income (loss)	$0.03	$(0.01)	$0.35	$(0.03)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Number of anti-dilutive stock options	3,323	4,867	869	4,867
Weighted average exercise price	$14.94	$10.61	$18.78	$10.61

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase price relating to the acquisition of Mediabistro.com Inc. (see Note 8). Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to the acquisition is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,526	$(8,486)	$41,040
Supplier and contributor contracts	15,528	(2,479)	13,049
Customer and distributor relationships	7,126	(2,075)	5,051
Web site development costs	5,895	(2,986)	2,909
Trademarks	3,916	(2,873)	1,043
Non-compete agreements	1,550	(699)	851

Total	$83,541	$(19,598)	$63,943

	September 30, 2007
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$52,966	$(12,500)	$40,466
Supplier and contributor contracts	15,492	(5,222)	10,270
Customer and distributor relationships	6,423	(3,033)	3,390
Web site development costs	7,694	(4,197)	3,497
Trademarks	4,337	(3,296)	1,041
Non-compete agreements	1,860	(1,018)	842

Total	$88,772	$(29,266)	$59,506

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over seven and fifteen years, customer and distributor relationships are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Supplier and contributor contracts are amortized over seven years. Non-compete agreements are amortized over the period of the agreements ranging from one to three years.

Amortization expense related to intangible assets subject to amortization was $2.6 million and $7 million for the three and nine months ended September 30, 2006, respectively, and was $3.5 million and $9.8 million, for the three and nine months ended September 30, 2007, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2007, is expected to be as follows (in thousands):

Year Ending December 31,
2007	$3,193
2008	12,289
2009	11,079
2010	8,748
2011	4,906
Thereafter	19,291

$59,506

Unamortized Intangible Assets

	December 31, 2006	September 30, 2007
Domain names	$13,980	$14,175

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, are as follows (in thousands):

	Online Images	Online Media	Total
Balance as of December 31, 2006	$190,092	$8,918	$199,010
Goodwill acquired during period	2,252	18,714	20,966
Purchase accounting adjustments	7,945	(1,170)	6,775
Effect of foreign currency	2,628	—	2,628

Balance as of September 30, 2007	$202,917	$26,462	$229,379

Purchase accounting adjustments pertain primarily to adjustments made to the fair value of certain intangible assets purchased in conjunction with acquisitions.

7. DEBT AND DERIVATIVE INSTRUMENT

Jupitermedia is party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among Jupitermedia, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for a $115 million senior credit facility. The senior credit facility is comprised of (i) a $75 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40 million revolving credit facility, including a $2 million sublimit for letters of credit and a $5 million swingline facility. The future minimum payments under the Credit Agreement are $187,500 for the year ended December 31, 2007, $750,000 for the years ended December 31, 2008 through 2011, and $84.6 million thereafter. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of September 30, 2007 is reflected in the unaudited consolidated condensed balance sheets. Jupitermedia made one quarterly debt payment on its term loan totaling $187,500 during the three months ended September 30, 2007.

Jupitermedia is in compliance with its debt covenants relating to the Credit Agreement as of September 30, 2007.

Pursuant to the Credit Agreement, Jupitermedia also entered into a derivative interest rate swap that is to mature in July 2013, which has been designated as a cash flow hedge. The objective of the hedge is to eliminate the variability of cash flows in the interest payments of $50 million of variable rate debt. Under this agreement, we receive a floating rate based on the LIBOR interest rate, and pay a fixed rate of 5.58% on the notional amount of $50 million.

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivative instruments are recorded on the balance sheet at fair value as derivative assets or derivative liabilities. Subject to certain specific qualifying conditions in SFAS No. 133, a derivative instrument may be designated either as a hedge of the fair value of an asset or liability (fair value hedge), or as a hedge of the variability of cash flows of an asset or liability or forecasted transaction (cash flow hedge). Gains and losses on derivative instruments designated as cash flow hedges, to the extent they are effective, are recorded in other comprehensive income, a component of stockholders’ equity, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in other comprehensive income is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings. The net interest paid or received on interest rate swaps is recognized as interest expense. Gains resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

At September 30, 2007, the fair value of the interest rate swap was a net loss of $1.9 million and is recorded as other long-term liabilities in Jupitermedia’s unaudited consolidated condensed balance sheet. During the three months ended September 30, 2007, the effective portion of the change in fair value of the interest rate swap of $1.1 million, net of tax, was recorded as an unrecognized loss in accumulated other comprehensive income in stockholders’ equity and there was no ineffective portion.

8. ACQUISITION

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

The consideration paid in the Acquisition consisted of $20 million in cash and a two year earn-out that could result in an additional $3 million in cash consideration. Funding for the acquisition was secured through the Credit Agreement arranged by KeyBank National Association (See Note 7).

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the acquisition of Mediabistro.com (in thousands):

Cash and cash equivalents	$1,133
Accounts receivable, net	512
Prepaid expenses and other	514
Property, plant and equipment	87
Domain names	900
Customer relationships	160
Web site development costs	540
Covenant not to compete	115
Goodwill	17,854
Deferred income taxes	48

Total assets acquired	21,863

Accounts payable	630
Accrued payroll and related expenses	99
Accrued expenses	146
Deferred revenue	988

Total liabilities assumed	1,863

Net assets acquired	$20,000

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of Mediabistro is subject to refinement. The goodwill associated with the acquisition of Mediabistro is not deductible for tax purposes.

The acquisition of Mediabistro strengthens Jupitermedia’s position in the important media professionals market. The acquisition of Mediabistro further diversifies Jupitermedia’s revenue sources since a significant percentage of Mediabistro’s revenue is generated from online job postings and online and in-person training courses. Jupitermedia believes that online job postings and online and in-person training courses are natural e-commerce offerings for the 20 million unique users that it has on its Online media and Online images Web sites. Jupitermedia also believes that many of the 1.0 million unique users on Mediabistro will be buyers of its Online images product offerings. These factors lead to a significant portion of the purchase price of Mediabistro being allocated to goodwill.

Unaudited pro forma information below presents results of operations as if the acquisition of Mediabistro had occurred on the first day of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations for the combined companies had these events occurred at the beginning of the periods presented, nor is it indicative of future results (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$35,248	$35,087	$106,989	$108,381
Net income (loss)	$1,353	$(493)	$13,648	$251
Basic earnings per share	$0.04	$(0.01)	$0.41	$0.01
Diluted earnings per share	$0.04	$(0.01)	$0.38	$0.01

9. DISPOSITIONS AND DISCONTINUED OPERATIONS

On March 28, 2006, Jupitermedia sold its JupiterResearch division. As a result of the sale of the JupiterResearch division, the Research segment is now reflected as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the three and nine months ended September 30, 2006 was $0 and $67,000, respectively, net of income taxes of $0 and $52,000, respectively.

The following table summarizes the revenue and income before income taxes of the discontinued Research operation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$—	$—	$2,388	$—
Income before income taxes	$—	$—	$119	$—

10. SEGMENT INFORMATION

Jupitermedia has two reportable segments: Online images and Online media. The following tables summarize the results of the segments of Jupitermedia for the three and nine months ended September 30, 2006 and 2007. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com and Stockxpert.com. Online media includes the internet.com, EarthWeb.com, DevX.com, Mediabistro.com and Graphics.com Networks. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 6 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three and nine months ended September 30, 2006 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Online images	$26,177	$26,824	$79,549	$82,121
Online media	7,607	7,942	23,196	22,085
Other	—	—	6	—

	33,784	34,766	102,751	104,206

Cost of revenues and operating expenses:
Online images	16,975	17,992	50,944	55,445
Online media	4,616	6,390	15,254	16,795
Depreciation and amortization	3,633	4,509	9,501	13,022
Other	4,903	3,821	13,341	14,340

	30,127	32,712	89,040	99,602

Operating income (loss):
Online images	9,202	8,832	28,605	26,676
Online media	2,991	1,552	7,942	5,290
Other	(8,536)	(8,330)	(22,836)	(27,362)

	$3,657	$2,054	$13,711	$4,604

11. INCOME TAXES

On January 1, 2007, Jupitermedia adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a two-step approach for evaluating uncertain tax positions. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for the reversal of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 did not result in a change to Jupitermedia’s January 1, 2007 balance of accumulated deficit. Jupitermedia remains open for examination by the Internal Revenue Service for 2004 through 2006 and is currently under examination for 2005. For most of its other significant tax jurisdictions, Jupitermedia’s income tax returns are also open for examination for 2004 through 2006. The amount of unrecognized tax benefit as of September 30, 2007 was $109,000 and is included in accrued expenses and other in the unaudited consolidated condensed balance sheets. There was not a significant change in Jupitermedia’s liabilities for unrecognized tax benefits during the three and nine months ended September 30, 2007. Jupitermedia does not believe it is reasonably possible that the total amount of unrealized tax benefits will change significantly in the next twelve months. Jupitermedia includes interest expense or income as well as potential penalties on uncertain tax positions as a component of income tax expense in the unaudited consolidated condensed statement of operations. The total amount of accrued interest and penalties related to uncertain tax positions at September 30, 2007 was $17,000 and is included in accrued expenses and other.

12. COMMITMENTS AND CONTINGENCIES

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, Jupitermedia and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion is completed, and oral argument is scheduled to be held on the motion in December 2007.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

13. COMPREHENSIVE INCOME

Comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income (loss)	$1,010	$(534)	$12,622	$(956)

Foreign currency translation adjustment	970	2,786	2,551	4,429
Change in fair value of interest rate swap, net of income taxes	—	(1,117)	—	(1,117)

Total comprehensive income	$1,980	$1,135	$15,173	$2,356

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The principal costs of our Online images business relate to commissions paid to third party image suppliers, payroll costs for production personnel, sales and marketing personnel, advertising, technology infrastructure, lead generation fees for sales referrals and credit card processing fees.

Online media. The JupiterOnlineMedia division of Jupitermedia consists of five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. The networks includes more than 150 Web sites and 150 e-mail newsletters that are viewed by over 20 million users and generate over 400 million page views monthly. JupiterOnlineMedia also includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia includes the STEP Inside Design and Dynamic Graphics print magazines. These magazines are geared towards graphic design professionals and provide the reader with ideas and information to help them with both online and offline graphic design and publishing projects. In addition, JupiterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events which produce offline conference and trade shows focused on IT and business-specific topics.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters, online discussion forums and moderated e-mail discussion lists;

•	e-commerce agreements, which generally include a fixed advertising fee;

•	fees charged for online job postings;

•	advertiser sponsorships for our Webcasts;

•	advertising, subscriptions and newsstand sales for our print magazines;

•	subscription sales for our paid e-mail newsletters and services;

•	attendee registration fees for our online and in-person training courses;

•	attendee registration fees to our conferences and trade shows;

•	exhibition space fees and vendor sponsorships to our conferences and trade shows;

•	renting our permission based opt-in e-mail list names; and

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

The principal costs of our Online media business relate to payroll for our editorial, technology, operations and sales personnel; technology related costs for facilities and equipment; paper and printing costs; and venue, speaker and advertising expenses for training and events.

Recent Acquisition

On July 18, 2007, Jupitermedia acquired all of the shares of Mediabistro.com Inc (“Mediabistro”). The consideration paid was $20 million in cash and a two year earn-out that could result in an additional $3 million in cash consideration. The acquisition of Mediabistro solidifies our position in the important media professionals market. The acquisition further diversifies our revenue sources since a significant percentage of Mediabistro’s revenue is generated from online job postings and online and in-person training courses.

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended September 30,		2006 vs. 2007		Nine Months Ended September 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Online images	$26,177	$26,824	$647	2%	$79,549	$82,121	$2,572	3%
Online media	7,607	7,942	335	4	23,196	22,085	(1,111)	(5)
Other	—	—	—	—	6	—	(6)	(100)

	$33,784	$34,766	$982	3%	$102,751	$104,206	$1,455	1%

Online images. The increase in revenues during the three and nine months ended September 30, 2007 is due primarily to acquisitions consummated after September 30, 2006.

The following table sets forth, for the three and nine months ended September 30, 2006 and 2007, the components of our Online images revenues (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Single images and CD-ROMs	$13,566	$13,197	$39,694	$39,831
Subscriptions	6,376	7,146	18,852	21,467
Distributors, licensing and other	6,235	6,481	21,003	20,823

Total Online images	$26,177	$26,824	$79,549	$82,121

Online media. The increase in revenues during the three months ended September 30, 2007 was due to the acquisition of Mediabistro which added $1.6 million in revenues. This was offset by a reduction in advertising revenues and in the number of advertisers. The decrease in revenues during the nine months ended September 30, 2007 was due primarily to a reduction in advertising revenues due to a reduction in advertising spending by technology companies.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2006	238	$28
June 30, 2006	219	35
September 30, 2006	214	33
December 31, 2006	214	34
March 31, 2007	223	27
June 30, 2007	239	25
September 30, 2007	211	27

Other. Other revenues during the nine months ended September 30, 2006 represent management fees from our management of internet.com Venture Fund I LLC (“VFI”). Due to the dissolution of VFI in December 2006, these revenues will no longer be recognized.

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended September 30,		2006 vs. 2007		Nine Months Ended September 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Online images	$9,216	$10,682	$1,466	16%	$27,438	$33,558	$6,120	22%
Online media	2,899	3,842	943	33	9,314	10,267	953	10

	$12,115	$14,524	$2,409	20%	$36,752	$43,825	$7,073	19%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues during the three and nine months ended September 30, 2007, is primarily due to an increase in commission expense of $1.1 million and $3.3 million, respectively, and an increase in employee related costs of $630,000 and $3.1 million, respectively. These increases in commission expense were primarily a result of the acquisitions consummated during 2006. The increase in employer related costs is due primarily to increases in technology and production personnel.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues for the three and nine months ended September 30, 2007 was due primarily to the acquisition of Mediabistro on July 18, 2007, which added $526,000 to cost of revenues. The remaining increase for the three and nine months ended September 30, 2007 was due to costs associated with events of $296,000 and $753,000, respectively.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended September 30,		2006 vs. 2007		Nine Months Ended September 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Online images	$5,505	$5,203	$(302)	(5)%	$16,720	$15,961	$(759)	(5)%
Online media	1,615	1,965	350	22	5,441	5,573	132	2

	$7,120	$7,168	$48	1%	$22,161	$21,534	$(627)	(3)%

Online images. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel and advertising. The decrease in advertising, promotion and selling expense during the three months ended September 30, 2007 is primarily due to a decrease in print advertising expense of $212,000 and a decrease in employee related costs of $41,000. The decrease for the nine months ended September 30, 2007 is primarily due to a decrease in print advertising expense of $1.5 million partially offset by an increase in employee related costs of $778,000.

Online media. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel. The increase in advertising, promotion and selling expenses from 2006 to 2007 for the three and nine months ended September 30, 2007 is due primarily to the acquisition of Mediabistro, which added $172,000 to advertising, promotion and selling expense. The remaining increase during the three months ended September 30, 2007 relates to an increase in employee and marketing costs related to events of $160,000.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended September 30,		2006 vs. 2007		Nine Months Ended September 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Online images	$2,254	$2,107	$(147)	(7)%	$6,786	$5,926	$(860)	(13)%
Online media	102	583	481	472	497	955	458	92
Other	4,903	3,821	(1,082)	(22)	13,343	14,340	997	7

	$7,259	$6,511	$(748)	(10)%	$20,626	$21,221	$595	3%

Online images. General and administrative expenses primarily consists of payroll and benefits costs for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable. The decrease in general and administrative expenses from the three months ended September 30, 2006 to the three months ended September 30, 2007 is due primarily to a reduction in office related expense of $106,000. The decrease in general and administrative expenses during the nine months ended September 30, 2007 is due to a decrease in professional fees of $372,000, and a reduction in bad debt expense of $365,000.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 was due primarily to the acquisition of Mediabistro, which added $272,000 to general and administrative costs. The remaining increase during the three and nine months ended September 30, 2007 was due to an increase in office related costs of $128,000 and $260,000, respectively.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The decrease in general and administrative expense from the three months ended September 30, 2006 to the three months ended September 30, 2007 is primarily due to a decrease in professional fees of $596,000 and a decrease in employee related costs of $553,000. The increase in general and administrative expense from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 is primarily due to an increase in legal and accounting fees of $1.9 million associated with discussions with Getty Images, Inc. regarding a potential transaction which were terminated on March 7, 2007. This was partially offset by a reduction in professional consulting fees of $1.2 million.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended September 30,		2006 vs. 2007		Nine Months Ended September 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Depreciation	$996	$1,128	$132	13%	$2,498	$3,353	$855	34%
Amortization	2,637	3,381	744	28	7,003	9,669	2,666	38

	$3,633	$4,509	$876	24%	$9,501	$13,022	$3,521	37%

Depreciation and amortization expense increased during the three and nine months ended September 30, 2007 due primarily to acquisitions consummated after September 30, 2006 along with changes made to the preliminary purchase price of certain acquisitions resulting from final third party valuation adjustments of certain intangible assets.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any purchase accounting adjustments relating to our acquisitions or any future acquisitions.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2006 vs. 2007		Nine Months Ended September 30,		2006 vs. 2007
	2006	2007	$	%	2006	2007	$	%
Interest income	$99	$62	$(37)	(37)%	$380	$140	$(240)	(63)%
Interest expense	(1,395)	(2,328)	(933)	(67)	(4,107)	(5,232)	(1,125)	(27)

Interest expense relates primarily to borrowings under our senior credit facilities and debt issuance costs that were expensed during the three and nine months ended September 30, 2007 related to the previous credit facility that was repaid with proceeds from the new credit facility arranged by KeyBank National Association in July 2007 (see Liquidity and Capital Resources).

Provision for income taxes

A provision for income taxes of $307,000 and $325,000 was recorded for the three and nine months ended September 30, 2007, respectively. The income tax provision for the three and nine months ended September 30, 2007 was primarily due to income in certain foreign jurisdictions and to adjustments to deferred tax assets resulting from a decrease in certain state tax rates.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese and Hungarian subsidiaries. Japan.internet.com KK and Jupiterimages Japan represent our Online media and Online images businesses, respectively, focused on Japan. HAAP Media Ltd. is our microstock Online images business based in Hungary.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2006 vs. 2007
	2006	2007	$	%
Operating cash flows	$5,448	$10,154	$4,706	86%
Investing cash flows	$(21,496)	$(34,107)	$(12,611)	59%
Financing cash flows	$7,658	$22,223	$14,565	190%
Acquisitions of businesses	$(29,162)	$(30,246)	$(1,084)	4%
Capital expenditures	$(2,302)	$(4,003)	$(1,701)	74%

	As of		2006 vs. 2007
	December 31, 2006	September 30, 2007	$	%
Cash and cash equivalents	$8,891	$7,433	$(1,458)	(16)%
Accounts receivable, net	$25,296	$27,176	$1,880	7%
Working capital/(deficit)	$(12,150)	$5,657	$17,807	147%
Long-term debt	$49,899	$87,063	$37,164	74%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, February 2000 and May 2004, the sale of our Events and Research businesses, through various credit agreements and through cash flows from operating activities.

Cash provided by operating activities increased during the nine months ended September 30, 2007 primarily due to increases in depreciation and amortization expense.

The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash used in investing activities in 2007 related primarily to acquisitions of certain businesses, including the acquisition of Mediabistro, and an increase in information technology related spending. Net cash used in investing activities in 2006 related primarily to acquisitions of certain businesses.

Cash provided by financing activities during the nine months ended September 30, 2006 and 2007 relates primarily to borrowings under our senior credit facilities.

We are party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among ourselves, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for $115 million senior credit facility. The senior credit facility is comprised of (i) a $75 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40 million revolving credit facility, including a $2 million sublimit for letters of credit and a $5 million swingline facility. The future minimum payments under the Credit Agreement are $187,500 for the year ended December 31, 2007, $750,000 for the years ended December 31, 2008 through 2011 and $84.6 million thereafter. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of September 30, 2007 is reflected in the unaudited consolidated condensed balance sheet. Jupitermedia made one quarterly debt payment on its term loan totaling $187,500 during the three months ended September 30, 2007.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of September 30, 2007 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$87,813	$750	$1,500	$1,500	$84,063
Operating lease obligations	9,214	3,135	5,173	906	—
Purchase obligation - acquisition	281	281	—	—	—

	$97,308	$4,166	$6,673	$2,406	$84,063

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

We have no derivative commodity instruments. We invest our excess cash in debt instruments of the U.S. Government and its agencies.

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

We were the portfolio manager of, and an investor in, internet.com Venture Fund I LLC, or Fund I, a $5 million venture fund formed in March 1999. Fund I invested in early-stage content-based Internet properties that are not competitive with our business. Fund I was dissolved in 2006 as it had reached the end of its seven year life. The final distribution was made following the dissolution. We are also subject to interest rate fluctuations related to our borrowings under the Credit Agreement with KeyBank National Association.

We are exposed to interest rate risks primarily through the borrowings associated with our $115 million credit facility. Interest on our borrowings is based on upon variable rates (indexed based on LIBOR) and we have entered into an interest rate swap with a notional amount of $50 million which, for a portion of our variable rate debt, effectively converts the variable component of our interest into a fixed rate of 5.58%. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in accumulated other comprehensive income in stockholders’ equity. The fair value of the interest rate swap as of September 30, 2007, was approximately $1.9 million and is included in our other long-term liabilities of our unaudited consolidated condensed balance sheet.

Item 4.	Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, we and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion is completed, and oral argument is scheduled to be held on the motion in December 2007.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

It em 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

Exhibit Number	Description
3.1*	Registrant’s Amended and Restated Certificate of Incorporation, as amended

3.2**	Registrant’s Bylaws

Exhibit Number	Description
10.1***	Credit Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent, and Citizens Bank, N.A., as Syndication Agent.

10.2***	Guaranty of Payment Agreement, dated July 12, 2007, among Jupiterimages Corporation as guarantor in favor of KeyBank National Association, as Administrative Agent.

10.3***	Guaranty of Payment Agreement, dated July 12, 2007, among I-Venture Management LLC as guarantor in favor of KeyBank National Association, as Administrative Agent.

10.4***	Guaranty of Payment Agreement, dated July 12, 2007, among Workbook, Inc. as guarantor in favor of KeyBank National Association, as Administrative Agent.

10.5***	Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank National Association, as Administrative Agent.

10.6***	Security Agreement, dated July 12, 2007, among I-Venture Management LLC as pledgor and KeyBank National Association, as Administrative Agent.

10.7***	Security Agreement, dated July 12, 2007, among Workbook, Inc. as pledgor and KeyBank National Association, as Administrative Agent.

10.8***	Intellectual Property Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank National Association, as Administrative Agent.

10.9***	Intellectual Property Security Agreement, dated July 12, 2007, among Jupitermedia Corporation as borrower and KeyBank National Association, as Administrative Agent.

10.10***	Pledge Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower and KeyBank National Association, as Administrative Agent

10.11***	Pledge Agreement, dated July 12, 2007, among Jupiterimages Corporation, as pledgor and KeyBank National Association, as Administrative Agent.

10.12****	Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company.

11*****	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated condensed financial statements)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
**	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-76331) filed on April 15, 1999.
***	Incorporated herein by reference to the Registrant’s Form 8-K Filed on July 18, 2007.
****	Incorporated herein by reference to the registrant’s Form 8-K Filed on July 20, 2007.
*****	Included in notes to consolidated condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer