Form 10-K
period 2007-12-31
JUPITERMEDIA CORP
filed 2008-04-04
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $261,934,349.

The number of shares of the outstanding registrant’s Common Stock as of March 31, 2008 was 36,032,152.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

Jupitermedia Corporation

Annual Report on Form 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example, the competitive environment in which Jupitermedia Corporation (“Jupitermedia”) competes; the unpredictability of Jupitermedia’s future revenues, expenses, cash flows and stock price; Jupitermedia’s ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia’s ability to protect its intellectual property; and Jupitermedia’s dependence on a limited number of advertisers. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia’s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and Jupitermedia assumes no obligation to update the forward-looking statements after the date hereof.

Part I

ITEM 1.	BUSINESS

Overview

Jupitermedia is a leading global provider of images, original information, job boards and events for information technology (“IT”), business and creative professionals. We provide access to one of the largest online image libraries and develop and disseminate vertically focused, original content, all of which provide our users with the knowledge and tools that they need to accomplish their day-to-day job functions. We deliver our content through a number of our proprietary channels, including our extensive online images networks, our online media networks and our events.

We operate two interrelated and complementary businesses through some of the most well known brands targeted at IT, business and creative professionals:

•

Jupiterimages, our online images business, is one of the leading images companies in the world with over 9.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com; and

•

The media segment of Jupitermedia consists of the JupiterOnlineMedia division which operates five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia also includes the STEP Inside Design and Dynamic Graphics print magazines. In addition, JupiterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events which produce offline conference and trade shows focused on IT and business-specific topics.

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

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and we expect to continue to pursue strategic acquisition opportunities to strengthen our offerings and services. We may also acquire images and graphics related properties, and IT and Internet related media properties to obtain valuable content, images, brands, expertise and access to new users, advertisers and vendors. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions other than those that have been reported by us from time to time in our filings made pursuant to the Securities Exchange Act of 1934. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate other image and media properties that are complementary to our business. Our acquisitions of StudioCutz.com, BlueFuseMusic.com, NoiseFuel.com, the ISPCON trade shows, AdsoftheWorld.com, CreativeBits.org and Mediabistro.com in 2007 are complementary to our other properties and have expanded and diversified our revenue sources.

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

•        Jupiterimages is one of the leading images companies in the world with over 9.0 million images online serving creative professionals. with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com.

• Online media	• JupiterOnlineMedia

•        The media segment of Jupitermedia consists of the JupiterOnlineMedia division which operates five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. The networks include more than 150 Web sites and 150 e-mail newsletters that are viewed by over 15 million users monthly. JupiterOnlineMedia includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia also includes the STEP Inside Design and Dynamic Graphics print magazines. In addition, JupiterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events which produce offline conference and trade shows focused on IT and business-specific topics.

Segment financial data for the years ended December 31, 2005 through 2007 appears in the Notes to the Consolidated Financial Statements.

Online images

Jupiterimages, our Online images business, is one of the leading images companies in the world with over 9.0 million images online serving professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com.

We generate our Online images revenues from paid subscriptions that provide access to our image and music libraries, licensing of single image and music track downloads, and sale of CD-ROMs. Our images and music are licensed online through our networks, through our direct sales force and through third party relationships. We also have agreements with a number of distributors of images, music and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. We also license a portion of our content to third parties for royalties based on the licensee’s revenues generated by the licensed content.

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

•

Mediabistro.com is dedicated to anyone who creates or works with content, or who is a noncreative professional working in a content/creative industry. This includes editors, writers, producers, graphic designers, book publishers and others in industries including magazines, television, film, radio, newspapers, book publishing, online media, advertising, public relations and design.

•	Graphics.com provides creative professionals with news, resources and the community they need to succeed.

We generate our Online media revenues primarily from advertising sold on our Web sites, e-mail newsletters and online discussion forums. We typically sell our advertising based on the delivery of a minimum number of advertising impressions or times that users of our Web sites and related media properties view an advertisement or, based on the delivery of a minimum number of leads.

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

Online Job Boards. We generate fees charged for online job postings on our specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com.

Online and In-Person Training. We offer online and in-person training on topics aligned with our online media properties. We generate revenues from attendee registrations.

Webcasts. We offer Webcasts, which are objective, educational online forums that provide focused research findings and analysis from notable analysts, journalists and industry experts. Our Webcasts are free to qualified professionals. We generate revenue from advertiser sponsorships.

Paid Subscription Services. We offer paid subscription services to our customers for our e-mail newsletters and services TheCounter.com, TheGuestbook.com, DevXPremierClub and AvantGuild.com. These subscription services are sold through our own networks and through third party relationships.

Print Publishing. We generate advertising, subscriptions and newsstand sales from our STEP Inside Design and Dynamic Graphics print magazines.

Events. We produce offline events focused on IT and business-specific topics that are aligned with our online media properties. We generate revenues from attendee registrations, the purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space, and advertiser and vendor sponsorships.

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

Corporate Information

Prior to the acquisition of Mecklermedia Corporation (“Mecklermedia”) by Penton Media, Inc. (“Penton Media”) in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia. Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering IT and the Internet industry. In connection with this acquisition, Penton Media determined that Mecklermedia’s Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia’s Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of March 31, 2008, Mr. Meckler beneficially owned 35.2% of our outstanding common stock.

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

Marketing and Sales

Our marketing efforts are directed largely at acquiring image, advertising and job board clients, and subscribers to our paid subscription products.

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

Geographic Financial Information

Revenue is summarized below based on the country that generates the sale to the customer with countries having total revenue of 5% or more in a reportable period shown separately:

	2005	2006	2007
United States of America	80%	77%	76%
United Kingdom	10	10	7
France	2	7	6
Other International	8	6	11

	100%	100%	100%

Intellectual Property

We seek protection of our proprietary images, content, logos, brands, domain names and software relating to our Web sites, e-mail newsletters, online discussion forums and events, and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We pursue the registration of our trademarks and service marks in the United States and internationally, and have applied for registration in the United States and over 50 other countries for a number of our trademarks and service marks. We have encountered obstacles to registration of some marks in several of these countries. We also pursue copyright registration of our content in the United States. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our services or make them available through the Internet, and it is difficult for us to police unauthorized use of our proprietary rights and information.

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

We generally obtain ownership of our content, images and some of our technology from our employees, pursuant to work-for-hire arrangements or purchase. We also license technology, content and images from third parties. In such license arrangements, we generally obtain representations as to the origin and ownership of such content, images and technology and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that such content, images or technology violates the rights of another. We cannot be sure that these third party content, images and technology protections will be effective or sufficient or that we will be able to maintain such content, images or technology on commercially reasonable terms. As a result, our business, results of operations, financial condition and cash flows would suffer.

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

The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues derived from the 20 largest customers in each segment. One customer accounted for 16% of our Online media revenues in 2007. No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

	2005	2006	2007
Online images	2%	2%	3%
Online media	54	66	51
All segments combined	16	15	11

If we were to lose one or more of our significant customers, our future financial results could be negatively affected.

Backlog

The following is a summary of our backlog for each of our segments as of December 31, 2006 and 2007 (in thousands):

	December 31,
	2006	2007
Online images	$11,905	$13,396
Online media	3,308	3,549

	$15,213	$16,945

Our Online images backlog consists primarily of subscriptions to certain of our Jupiterimages products. Our Online media backlog consists of commitments for advertising, e-commerce, job board and licensing arrangements on our networks, subscriptions to our paid subscription services, and attendee registrations, exhibit space and vendor sponsorships for our events.

Substantially all of our backlog as of December 31, 2007 will be recognized as revenue in 2008.

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

Online media

The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. Competitive factors in this industry include editorial quality, quantity and quality of the users of our networks, customer service, pricing and the strength of our complementary offerings. We compete with other companies, which direct a portion of their overall Web content at the IT and Internet professional community, such as CNET, Inc., CMP Media Inc., International Data Group, SourceForge, Inc., TechTarget, Inc. and Ziff Davis Media Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media. In addition, our Mediabistro.com and JustTechJobs.com online job boards compete with Monster, CareerBuilder.com, Dice, Craigslist and other job-related sites and services.

Employees

The following is a summary of our employees by segment as of December 31, 2006 and 2007:

	December 31, 2006	December 31, 2007
Online images	498	497
Online media	121	150
Other	59	57

	678	704

ITEM	1A. RISK FACTORS

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

We have recently acquired new businesses, content and images, and expect to continue to make acquisitions in the future. With respect to recent and any future acquisitions, we may fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our work force. The process of integration could take a significant period of time and will require the dedication of management and other resources, which may distract management’s attention from our other operations. If we make acquisitions outside of our core businesses, assimilating the acquired technology, services or products into our operations could be difficult and costly. Our inability to successfully integrate any acquired company, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth, and as a result our stock price could fluctuate or decline.

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

We do not have a non-competition agreement with Mr. Meckler or Mr. Cardell, or with any other member of management or personnel, other than in connection with certain recent acquisitions. As a result, we may not have any recourse if one or more of them were to terminate their employment and join a competitor or start up a competing venture. Competition from key employees or a defection by one or more of them to a competitor could harm our business and results of operations by strengthening our competitors and, as a result, reducing our market share and revenues.

Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. We believe that our online media revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, IT professionals, business professionals and creative professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period. Finally, we have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of Mediabistro.com Inc. on July 18, 2007, HAAP Media Ltd. on December 19, 2006, Cover-Imagen y Publicaciones, S.L. on October 26, 2006, RoyaltyFreeMusic.com on August 4, 2006, Workbook Stock on June 5, 2006, IFA Bilderteam GmbH on May 2, 2006, Stock Image S.A.S. on February 2, 2006, Animation Factory on December 23, 2005, Bananastock Limited on October 13, 2005, PictureArts Corporation on July 18, 2005, Goodshoot S.A.S. on May 18, 2005 and Creatas, LLC on March 7, 2005. Any future acquisitions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

Because a limited number of advertisers constitute a significant portion of our revenues, our revenues could decline significantly if one or more of these advertisers were to cease advertising with us.

For the year ended December 31, 2007, our top 20 advertisers accounted for 51% of our online media revenues. We expect that a limited number of advertisers will continue to account for a significant portion of our revenues. Moreover, we typically sell advertisements under purchase order agreements. Generally, these agreements are subject to cancellation by our advertisers with no minimum notice requirement. From time to time, our content may focus on areas that some of our advertisers find contrary to their commercial interests. In the event that this occurs, an advertiser may choose to reduce or terminate their commercial relationship with us. If we lose one or more of the advertisers that represent a material portion of the revenues we have generated to date, our business, results of operations and financial condition would suffer. In addition, if a significant advertiser fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and our stock price could decline.

Our business may suffer if we are unable to maintain or enhance awareness of our brands or if we incur excessive expenses attempting to promote our brands.

Promoting and strengthening the Jupiterimages, internet.com, EarthWeb.com, DevX.com, Mediabistro.com and Graphics.com brands is critical to our efforts to attract and retain users of our online media networks, advertisers, customers and clients for our content products, and to increase attendance at our events. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

We have generated significant losses since inception and may not report net income in the future.

As of December 31, 2007, we had an accumulated deficit of $117.8 million. 2003 was the first year in which we achieved profitability on an annual basis. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $57.1 million for the year ended December 31, 2006 and $56.9 million for the year ended December 31, 2007. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and these fluctuations could affect the market price of our common stock.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had $213.8 million of goodwill and net intangible assets as of December 31, 2007. This is after an impairment charge of $87.2 million in 2007 (See note 5 to the consolidated financial statements included in Item 8). The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

System failures and other events may prohibit users from accessing our networks or Web sites, which could reduce traffic on our networks or Web sites and result in decreased capacity for advertising space and reduced revenues.

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

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable and could result in increased costs and reduced revenues.

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

Trademarks, copyrights, domain names and other proprietary rights are important to our success and competitive position. Our failure to protect our existing intellectual property rights may result in the loss of exclusivity or the right to use our content and technologies. If we do not adequately ensure our freedom to use certain content and technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be prohibited from using this intellectual property.

We seek protection of our images, content, logos, brands, domain names and software relating to our businesses, including the registration of our trademarks, service marks and copyrights both in the United States and in certain foreign countries. However, our actions may be inadequate to protect our trademarks, copyrights, domain names and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our products and services or make them available through the Internet. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property. It is also difficult and costly for us to police unauthorized use of our proprietary rights and information, particularly in foreign countries. We may not have, in all cases, conducted formal evaluations to confirm that our technology, intellectual property, products and services do not, or will not, infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, intellectual property, products and services do not, or will not, infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and sales of our products and services could suffer.

Although we generally obtain our content, images and some of our technologies from our employees, through work-for-hire arrangements or purchase, we also license content from third parties. In these license arrangements, we generally obtain representations as to origin and ownership of this content and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that this content violates the rights of another. However, we cannot be sure that these protections will be effective or sufficient or that we will be able to maintain our content on commercially reasonable terms.

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

The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. We compete with other companies, which direct a portion of their overall Web content at the IT and Internet professional community, such as CNET, Inc., CMP Media Inc., International Data Group, Source Forge, Inc., Tech Target, Inc. and Ziff Davis Media Inc. We also compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media. In addition, our Mediabistro.com and JustTechJobs.com online job boards compete with Monster, CareerBuilder.com, Dice, Craigslist and other job-related sites and services.

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

We face potential liability for information and images that we publish or distribute, which could spur costly litigation against us.

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

Because our stock ownership is heavily concentrated with Alan M. Meckler, our Chairman and CEO, Mr. Meckler will be able to influence matters requiring stockholder approval.

As of March 31, 2008, Alan M. Meckler beneficially owned 35.2% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company, which some investors might deem to be in the best interests of the stockholders.

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

We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock.

In connection with the preparation of this report, we identified and reported material weaknesses in our internal controls over financial reporting relating to accounting for income taxes and our financial reporting close process. As a result of these material weaknesses, we were unable to conclude that our internal control over financial reporting was effective as of December 31, 2007.

Our management, with the oversight of the Audit Committee, has begun to address these material weaknesses and is committed to effective remediation of these deficiencies as expeditiously as possible. We are in the process of hiring additional personnel trained and experienced in income tax accounting and accounting and financial reporting. We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the appropriate review and approval surrounding income taxes and the financial closing process. Our material weaknesses will not be considered remediated until new internal controls are developed and implemented and are operational for a period of time and are tested. We will be accelerating the implementation of a company wide financial software system that will include all of our foreign subsidiaries. We expect that the system will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, management discretion, the opportunities for errors and omissions and our reliance on manual controls to detect and correct accounting and financial reporting inaccuracies. Our management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Our remediation measures may not be successful in correcting the material weaknesses related to our financial reporting close process. In addition, we cannot assure you that additional material weaknesses or significant deficiencies in our internal control will not be discovered in the future. Also, internal controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weaknesses described above or to implement and maintain effective internal control over financial reporting could harm our operating results, delay our completion of our consolidated financial statements and our independent registered public accounting firm’s audit or review of our consolidated financial statements which could cause us to fail to timely meet our periodic reporting obligations with the SEC, or result in material misstatements in our consolidated financial statements which could also cause us to fail to timely meet our periodic reporting obligations with the SEC. Deficiencies in our internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

In addition, several pricing models have emerged for selling advertising on the Internet. A majority of our advertising is sold on a cost-per-impression basis. We also offer advertising based on certain cost-per-action models. Pricing models continue to emerge and our advertising revenue could suffer if we are unable to adapt to this evolving environment.

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

We own registrations for the Internet domain names “Jupitermedia.com,” “Jupiterimages.com,” “JupiterOnlineMedia.com,” “internet.com,” “EarthWeb.com,” “DevX.com,” “Mediabistro.com,” “Graphics.com,” “Photos.com,” “Clipart.com,” “Comstock.com,” “Creatas.com,” “liquidlibrary.com,” “thinkstock.com” and “goodshoot.com,” as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the “Jupitermedia.com,” “JupiterOnlineMedia.com,” “Jupiterimages.com,” “internet.com,” “EarthWeb.com,” “DevX.com,” “Mediabistro.com,” “Graphics.com,” “Photos.com,” “Clipart.com,” “Comstock.com,” “Creatas.com,” “liquidlibrary.com,” “thinkstock.com” and “goodshoot.com” domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets which increase our value and contribute to our competitive advantage through name recognition, reputation, user and search engine traffic, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to decline.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to advertise our products and services and thereby decrease our advertising revenue.

We collect information from our customers that register to purchase products or services, use certain of our services, or respond to surveys. With our customers’ permission, we may use this information to inform our customers of products and services that may be of interest to them. We may also share this information with our advertising clients if our customers have granted us permission to do so. The U.S. federal and various state governments have recently adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. The European Union adopted a directive that may limit our collection and use of information from Internet users in Europe. In addition, public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. Since many of the proposed laws, regulations and practices are still being developed, we cannot yet determine the impact these issues may have on our business. Changes to laws or regulations, or industry practices, including consumer privacy laws, could lead to additional costs and could impair our ability to collect customer information which helps us to provide more targeted advertising for our customers, thereby impairing our ability to maximize advertising revenue from our advertising clients.

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

ITEM	1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table sets forth a list of our current office locations:

Locations	Square Feet	Termination Date	Use
Leased and Occupied
Darien, CT	20,000	February 2013	Administrative, IT, Online media editorial and operations, and Online images marketing and operations
New York, NY	18,750	August 2012	Online media sales and editorial, and Online images sales and operations
South Pasadena, CA	16,000	December 2008	Online images sales, marketing and operations
Mountainside, NJ	14,500	June 2010	Online images operations
Ottobrunn, Germany	12,000	October 2008	Online images sales, marketing and operations
Gatineau, Quebec	7,500	July 2009	Online images sales and operations
San Francisco, CA.	7,500	August 2008	Online media editorial, operations, sales and marketing
McLean, Virginia	6,000	June 2010	Online images sales
Essex, England	5,000	December 2009	Online images sales, marketing and operations
Tucson, AZ	4,500	December 2008	Online images operations and marketing
Madrid, Spain	4,300	March 2010	Online images sales, marketing and operations
New York, NY	3,500	April 2008	Online media editorial, operations, sales and marketing
Chicago, IL	2,700	May 2009	Online images sales
Paris, France	2,200	February 2013	Online images sales, marketing and operations
South Pasadena, CA	2,100	November 2008	Online images sales, marketing and operations
Budapest, Hungary	2,000	December 2008	Online images operations
Norcross, GA	1,800	September 2009	Online images operations
London, England	1,800	January 2012	Online images sales and operations
West Hollywood, CA	1,700	April 2013	Online media sales and operations
Brookvale, Australia	1,700	May 2008	Online images sales, marketing and operations
Sophia Antipolis, France	1,600	January 2013	Online images sales and operations
Sioux Falls, SD	1,600	July 2008	Online images operations
Annecy le Vieux, France	1,100	Month-to-Month	Online images operations
Berlin, Germany	1,000	December 2008	Online media editorial
Dusseldorf, Germany	500	90 days notice	Online images sales

Owned and Occupied
Peoria, IL	56,000		Online images sales, marketing and operations

We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, we and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion is completed, and oral argument was held on the motion in December 2007. The Court has not yet ruled on the motion.

On or about August 31, 2007, Wayne Grabein brought a claim against Jupiterimages Corporation d/b/a clipart.com (“Jupiterimages”) for alleged violation of the Fair Credit Reporting Act (“FCRA”) as amended by the Fair and Accurate Credit Transaction Act (“FACTA”). Specifically, Mr. Grabein alleges in his complaint that Jupiterimages violated FACTA by “providing and/or printing” prohibited information on a purported receipt allegedly provided to Mr. Grabein. Mr. Grabein seeks nationwide class action certification for all individuals who have received similar receipts. Mr. Grabein also seeks to recover for himself and the defined class for alleged willful violations of FACTA: statutory damages; punitive damages; cost and attorneys’ fees; interest as permitted by law; and a permanent injunction. Jupiterimages has denied the allegations in the complaint and asserted numerous affirmative defenses. The Court has issued a scheduling order setting the case for jury trial in September 2008. No motion for class certification has been filed yet. The parties are currently engaged in discovery.

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

	High	Low
Year ended December 31, 2005
First Quarter	$21.86	$12.92
Second Quarter	$19.29	$12.71
Third Quarter	$22.77	$15.34
Fourth Quarter	$18.57	$14.78

Year ended December 31, 2006
First Quarter	$18.81	$13.92
Second Quarter	$18.70	$12.79
Third Quarter	$13.33	$6.33
Fourth Quarter	$10.05	$5.45

Year ended December 31, 2007
First Quarter	$10.48	$6.06
Second Quarter	$7.48	$6.12
Third Quarter	$8.38	$5.01
Fourth Quarter	$6.75	$3.30

Year ending December 31, 2008
First Quarter (through March 31, 2008)	$3.98	$1.61

As of March 31, 2008, there were 60 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,417,430	$9.81	1,664,679
Equity compensation plans not approved by security holders	—	—	—

Total	5,417,430	$9.81	1,664,679

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the financial statements of Jupitermedia, the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended December 31,
	2003	2004	2005	2006 Restated (1)	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$38,713	$52,636	$113,754	$137,530	$140,334
Cost of revenues (exclusive of items shown separately below)	16,791	15,917	36,841	50,683	59,162
Advertising, promotion and selling	9,670	9,965	21,006	29,732	29,151
General and administrative	6,827	9,964	19,164	27,380	27,796
Depreciation	1,422	804	1,763	3,473	4,447
Amortization	1,371	2,166	4,816	9,913	13,222
Impairment of goodwill and intangible assets	—	—	—	—	87,186
Gain on sale of assets, net	—	—	13,259	—	—

Total operating expenses	36,081	38,816	70,331	121,181	220,964

Operating income (loss)	2,632	13,820	43,423	16,349	(80,630)
Income on investments and other, net	121	190	—	163	103
Interest income	190	163	392	446	184
Interest expense	(26)	(130)	(3,508)	(5,544)	(7,146)

Income (loss) before income taxes, minority interests and equity income (loss) from investments	2,917	14,043	40,307	11,414	(87,489)
Provision (benefit) for income taxes	—	288	(19,692)	5,731	(5,278)
Minority interests	26	(89)	(46)	(34)	(64)
Equity income (loss) from investments, net	(244)	(31)	270	256	—

Income (loss) from continuing operations	2,699	13,635	60,223	5,905	(82,275)
Income (loss) from discontinued operations, net of taxes	(1,325)	2,102	2,332	11	—
Gain on sale of discontinued operations, net of taxes	—	—	15,844	5,573	—

Net income (loss)	$1,374	$15,737	$78,399	$11,489	$(82,275)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.11	$0.46	$1.76	$0.17	$(2.29)

Net income (loss)	$0.05	$0.54	$2.29	$0.32	$(2.29)

Diluted:
Income (loss) from continuing operations	$0.10	$0.43	$1.65	$0.16	$(2.29)

Net income (loss)	$0.05	$0.49	$2.15	$0.32	$(2.29)

Shares used in computing earnings (loss) per share:
Basic	25,574	29,381	34,166	35,403	35,945

Diluted	26,917	31,801	36,498	36,093	35,945

	As of December 31,
	2003	2004	2005	2006 Restated (1)	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,567	$30,179	$18,546	$8,891	$7,301
Working capital	5,691	28,668	(5,292)	(11,517)	1,999
Total assets	56,038	116,297	308,913	330,663	282,689
Long-term debt, including current portion	—	—	62,214	65,899	84,125
Total equity	38,359	92,159	205,360	227,304	156,992

(1)	2006 amounts have been restated from amounts previously reported. See note 17 to the consolidated financial statements included in Item 8.

As discussed above at page 10 in the risk factor entitled “Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts,” we have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of Mediabistro.com Inc. on July 18, 2007, HAAP Media Ltd. on December 19, 2006, Cover-Imagen y Publicaciones, S.L. on October 26, 2006, RoyaltyFreeMusic.com on August 4, 2006, Workbook Stock on June 5, 2006, IFA Bilderteam GmbH on May 2, 2006, Stock Image S.A.S. on February 2, 2006, Animation Factory on December 23, 2005, Bananastock Limited on October 13, 2005, PictureArts Corporation on July 18, 2005, Goodshoot S.A.S. on May 18, 2005 and Creatas, LLC on March 7, 2005. Any future acquisitions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on year-to-year comparisons of the statement of operations data provided in the selected consolidated financial data above as an indicator of our future results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the effects of the restatement described in note 17 to the consolidated financial statements included herein at Item 8.

Overview

We are a leading global provider of images, original information, job boards and events for information technology (“IT”), business and creative professionals. Our operations are classified into two principal segments: Online images and Online media.

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 9.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com.

We generate our Online images revenues from paid subscriptions that provide access to our image and music libraries. Customers may purchase subscriptions, which are offered based on a variety of prices and terms, to access our image and music libraries. Once a customer becomes a subscriber, they have the ability to download copies of images or music within our libraries. We also derive revenue from granting rights to use images and music that are downloaded or delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment or the availability of the image or music for downloading by the customer.

Our images and music are licensed online through our networks, through our direct sales force and through third party relationships. We have agreements with a number of distributors of images, music and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. We recognize the revenue from the sale by the distributor at the time of the sale.

We also license a portion of our content to third parties for royalties based on the licensee’s revenues generated by the licensed content.

The principal costs of our Online images business relate to commissions paid to third party image suppliers, payroll costs for technology, production, sales and marketing personnel, advertising, technology infrastructure, lead generation fees for sales referrals and credit card processing fees.

Online media. The media segment of Jupitermedia consists of the JupiterOnlineMedia division, which operates five distinct networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia includes more than 150 Web sites and 150 e-mail newsletters that are viewed by over 15 million users monthly. JupiterOnlineMedia includes specialized career Web sites for select professional communities, which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia also includes the STEP Inside Design and Dynamic Graphics print magazines. In addition, JupiterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events, produce offline conference and trade shows focused on IT and business-specific topics.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters and online discussion forums;

•	e-commerce agreements, which generally include a fixed advertising fee;

•	fees charged for online job postings;

•	attendee registration fees for our online and in-person training courses;

•	advertiser sponsorships for our Webcasts;

•	subscription sales for our paid e-mail newsletters and services;

•	advertising, subscriptions and newsstand sales for our print magazines;

•	attendee registration fees to our conferences and trade shows;

•	exhibition space fees and vendor sponsorships to our conferences and trade shows;

•	renting our permission based opt-in e-mail list names; and

•	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

The principal costs of our Online media business relate to payroll for our editorial, technology, operations and sales personnel; technology related costs; facilities and equipment; paper and printing costs; and venue, speaker and advertising expenses for training and events.

Recent Acquisitions and Dispositions

On July 18, 2007, we acquired all of the shares of Mediabistro.com Inc. (“Mediabistro”). The consideration paid was $20.0 million in cash and a two year earn-out that could result in an additional $3.0 million in cash consideration. The acquisition of Mediabistro solidifies our position in the important media professionals market. The acquisition further diversifies our revenue sources since a significant percentage of Mediabistro’s revenue is generated from online job postings and online and in-person training courses.

In 2007, we also made various smaller acquisitions to complement our current product and service offerings.

On February 2, 2006, we acquired all of the shares of Stock Image S.A.S for $11.1 million in cash. Located in Paris, France, Stock Image is a leading resource for rights-managed images through its Stock Image brand and royalty-free images through its Pixland brand. This acquisition has been integrated into our Online images business.

In March 2006, we sold our JupiterResearch division for $9.6 million in cash and the assumption of certain liabilities by the purchaser. The purchaser was JupiterResearch, LLC, a subsidiary of JupiterKagan, Inc., which is a portfolio company of MCG Capital Corporation (Nasdaq: MCGC). As a result of this sale, our Research segment is now reflected as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144.

In 2006, we also made various smaller acquisitions to complement our current product and service offerings.

During 2005, we made five significant acquisitions, which have been integrated into our Online images business.

•

On March 7, 2005, we acquired Creatas, L.L.C., the parent company of Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., and their many stock photo and related graphics brands (“Dynamic Graphics Group”), for $38.2 million in cash and 1,483,074 restricted shares of Jupitermedia common stock valued at $21.6 million when issued.

•

On May 19, 2005, we acquired all of the shares of Goodshoot S.A.S (“Goodshoot”) for $9.9 million in cash. Goodshoot, based in France, is a leading resource for royalty free digital images for business users and creative professionals.

•

On July 18, 2005, we acquired PictureArts Corporation (“PictureArts”) for $63.2 million in cash. The acquisition included PictureArts’ brands: Brand X Pictures, FoodPix, Botanica and Nonstock, as well as its image distribution business.

•

On October 13, 2005, we acquired all of the shares of Bananastock Limited (“BananaStock”) for $19.1 million in cash. BananaStock is a resource for royalty free digital images for business users and creative professionals.

•

On December 23, 2005, we acquired the assets of Animation Factory, Inc. (“Animation Factory”) for $9.35 million in cash and the assumption of certain liabilities. Animation Factory, based in Sioux Falls, South Dakota, offers paid online subscriptions for royalty-free 3D clipart, animated graphics, video backgrounds, Microsoft PowerPoint templates, and e-mail, and Web page backgrounds for business and personal use.

On August 5, 2005, we sold our Search Engine Strategies events and our ClickZ.com Network of Web sites (collectively known as “SES”) to Incisive Media plc for $43.0 million in cash. As a result of the sale of the Search Engine Strategies events, the Events segment is now treated as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144. Proceeds from the sale of the discontinued operation were $28.1 million. Proceeds from the sale of the ClickZ.com network of Web sites were $14.9 million.

In 2005, we also made various smaller acquisitions to complement our current product and service offerings.

We expect to continue to develop and expand our current offerings through internal development and, where appropriate opportunities are identified, through acquisitions to drive revenue and earnings growth.

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by segment (dollars in thousands):

	Year Ended December 31,			2005 vs. 2006		2006 vs. 2007
	2005	2006	2007	$	%	$	%
Online images	$80,658	$106,636	$108,904	$25,978	32%	$2,268	2%
Online media	33,066	30,888	31,430	(2,178)	(7)	542	2
Other	30	6	—	(24)	(80)	(6)	(100)

	$113,754	$137,530	$140,334	$23,776	21%	$2,804	2%

Online images. We acquired the stock of Dynamic Graphics Group on March 7, 2005, Goodshoot on May 19, 2005, PictureArts on July 18, 2005, BananaStock on October 13, 2005, the assets of Animation Factory, Inc. on December 23, 2005 and the stock of Stock Image S.A.S. on February 2, 2006 and, therefore, there are no financial results for these businesses prior to these respective dates. The increase in revenues for each of the periods presented is due primarily to the numerous acquisitions made by the company.

The following table sets forth, for the years ended December 31, 2005, 2006 and 2007 the components of our Online images revenues (in thousands):

	Year Ended December 31,
	2005	2006	2007
Single images and CD-ROMs	$40,286	$52,917	$52,498
Subscriptions	20,501	25,711	29,014
Distributors, licensing and other	19,871	28,008	27,392

Total Online images	$80,658	$106,636	$108,904

We expect our Online images revenues to increase in the future due to growth in certain of our product offerings.

Online media. We acquired Dynamic Graphics Group on March 7, 2005, which contributed $1.4 million and $1.1 million to Online media revenues during the years ended December 31, 2005 and 2006, respectively. The decrease in revenues during the year ended December 31, 2006 is primarily due to the sale of the ClickZ.com network of Web sites on August 5, 2005, which had revenues of $1.8 million in 2005. The increase in revenues for the year ended December 31, 2007 was due to the acquisition of Mediabistro on July 18, 2007, which added $3.6 million in revenues. This was partially offset by a reduction in advertising revenues due to a decline in advertising spending by technology companies.

The following table sets forth, for the periods indicated, the number of our Online media advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
2005	505	$60
2006	380	$76
2007	369	$66

Other. Other revenues represent management fees from our management of the internet.com venture funds. The year-over-year reduction in revenues from 2005 to 2007 was due to the decrease in the value of the investments within the venture funds and due to the liquidation and dissolution of the internet.com venture funds. As a result of the dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC during 2004, and internet.com Venture Partners I LLC during 2006, these revenues will longer be recognized.

Cost of revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues by segment (dollars in thousands):

Cost of revenues

	Year Ended December 31			2005 vs. 2006		2006 vs. 2007
	2005	2006	2007	$	%	$	%
Online images	$24,751	$38,650	$44,563	$13,899	56%	$5,913	15%
Online media	12,090	12,033	14,599	(57)	—	2,566	21

	$36,841	$50,683	$59,162	$13,842	38%	$8,479	17%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The year-over-year increase in cost of revenues from 2005 to 2006 is primarily due to an increase in commission expense to third party image suppliers of $7.5 million and an increase in employee related costs of $4.3 million. These increases were primarily a result of acquisitions made by the company. The year-over-year increase in cost of revenues from 2006 to 2007 is primarily due to an increase in employee related costs and commission expense to third party image suppliers of $3.8 million and $3.1 million, respectively. The increase in employee related costs is due primarily to increases in technology and production personnel. The increase in commission expense to third party image suppliers was primarily a result of the acquisitions consummated during 2006. Stock-based compensation expense was $208,000 and $210,000 for the years ended December 31, 2006 and 2007, respectively.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The acquisition of Dynamic Graphics Group added $1.1 million and $788,000 to cost of revenues in 2005 and 2006, respectively. The decrease in cost of revenues from 2005 to 2006 was due primarily to the sale of the ClickZ.com network of Web sites. The increase in cost of revenues from 2006 to 2007 was due partially to the acquisition of Mediabistro, which added $1.3 million to cost of revenues. The remaining increase for the year ended December 31, 2007 was due to costs associated with events of $1.4 million. Cost of revenues includes $258,000 and $142,000 in stock-based compensation expense for the years ended December 31, 2006 and 2007, respectively.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a year-over-year comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Year Ended December 31,			2005 vs. 2006		2006 vs. 2007
	2005	2006	2007	$	%	$	%
Online images	$14,116	$22,736	$21,340	$8,620	61%	$(1,396)	(6)%
Online media	6,890	6,996	7,811	106	2	815	12

	$21,006	$29,732	$29,151	$8,726	42%	$(581)	(2)%

Online images. Advertising, promotion and selling expenses primarily consist of payroll and benefit costs for sales and marketing personnel and advertising. The year-over-year increase in advertising, promotion and selling expense from 2005 to 2006 is due to an increase in employee related costs of $6.4 million and an increase in advertising expense of $1.7 million. These increases were primarily due to the expansion of our direct sales team and the impact of acquisitions. The year-over-year decrease in advertising, promotion and selling expense from 2006 to 2007 is due primarily to a decrease in print advertising expense of $1.4 million. Stock-based compensation expense was $148,000 and $212,000 for the years ended December 31, 2006 and 2007, respectively.

Online media. Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel and advertising. The year-over-year increase in advertising, promotion and selling expense from 2005 to 2006 was primarily due to stock-based compensation expense offset by a reduction in marketing costs. The year-over-year increase from 2006 to 2007 was partially due to the acquisition of Mediabistro, which added $421,000 to advertising, promotion and selling expense. The remaining increase in 2007 relates to an increase in employee and marketing costs related to events of $1.0 million. Advertising, promotion and selling expenses include $359,000 and $114,000 in stock-based compensation expense for the years ended December 31, 2006 and 2007, respectively.

General and administrative

The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses by segment (dollars in thousands):

	Year Ended December 31,			2005 vs. 2006		2006 vs. 2007
	2005	2006	2007	$	%	$	%
Online images	$5,623	$8,912	$8,188	$3,289	58%	$(724)	(8)%
Online media	583	708	1,540	125	21	832	118
Other	12,958	17,760	18,068	4,802	37	308	2

	$19,164	$27,380	$27,796	$8,216	43%	$416	2%

Online images. General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable. The increase from 2005 to 2006 in general and administrative expense is due to an increase in employee related expenses of $1.2 million, an increase in office related costs of $1.0 million, an increase in bad debt expense of $319,000 and an increase in professional fees of $218,000. These increases were primarily due to the impact of acquisitions made by the company. The year-over-year decrease from 2006 to 2007 in general and administrative expenses is due to a reduction in bad debt expense of $666,000 and a decrease in professional fees of $173,000.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses from 2005 to 2006 was due primarily to an increase in bad debt expense of $263,000 offset by a decrease in office related costs of $146,000. The increase from 2006 to 2007 in general and administrative expenses was due primarily to the acquisition of Mediabistro, which added $635,000 to general and administrative costs. The remaining increase in 2007 was due to an increase in office related costs of $327,000.

Other. General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office related costs and professional fees. The increase in general and administrative expenses from 2005 to 2006 is due to $2.7 million in stock-based compensation expense and an increase in professional fees of $2.1 million. The increase in professional fees in 2005 and 2006 was caused primarily by increased audit, consulting and tax related services due to the increase in the size of our business. The increase from 2006 to 2007 in general and administrative expense in 2007 is primarily due to an increase in legal and accounting fees of $1.9 million associated with discussions with Getty Images, Inc. regarding a potential transaction which were terminated on March 7, 2007. This was partially offset by a reduction in professional consulting fees of $1.4 million. Stock-based compensation expense was $2.3 million for the year ended December 31, 2007.

Depreciation and amortization

The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses (dollars in thousands):

	Year Ended December 31,			2005 vs. 2006		2006 vs. 2007
	2005	2006	2007	$	%	$	%
Depreciation	$1,763	$3,473	$4,447	$1,710	97%	$974	28%
Amortization	4,816	9,913	13,222	5,097	106	3,309	33

Depreciation and amortization expense increased year-over-year from 2005 through 2007 due primarily to the acquisitions made by the company.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels, any changes in any purchase accounting adjustments relating to our acquisitions or any future acquisitions.

Impairment of goodwill and intangible assets

Our impairment tests in the fourth quarter of 2007 resulted in a non-cash impairment charge of $87.2 million ($81.5 million after tax, or $2.27 per diluted share) related to the write-down of goodwill and intangible assets of the Online images reporting segment. The majority of the charge is not tax deductible because the majority of the acquisitions that gave rise to the goodwill and intangibles were structured as stock transactions. The impairment charge, which is included in the line item “Impairment of goodwill and intangible assets” in our 2007 consolidated statement of operations, is presented below by intangible asset (in thousands):

	Pre-Tax	Tax Benefit	After-Tax
Goodwill	$83,138	$5,708	$77,430
Domain names	4,048	—	4,048

Total	$87,186	$5,708	$81,478

Although we normally conduct our annual impairment review in the fourth quarter of each fiscal year we also identified certain indicators during the fourth quarter of 2007 that indicated that goodwill and intangible assets may be impaired. These indicators included a decline in our stock price and changes in the images industry, including the emergence of competitive image offerings such as micropayment, that impacted the projected operations and cash flows of our Online images reporting segment. As a result, we recorded an impairment charge to reduce the carrying amounts of goodwill and intangible assets to fair value.

The fair value of goodwill is the residual fair value after allocating the total fair value of the Online images reporting segment to its other assets, net of liabilities. The total fair value of the Online images reporting segment was estimated using a combination of a discounted cash flow model (present value of future cash flows) and two market approach models (a multiple of various metrics based on comparable businesses and market transactions).

The fair value of the domain names was calculated by estimating the present value of future cash flows associated with each asset.

Gain on sale of assets, net

The following table sets forth, for the periods indicated, a comparison of our gain on sale of assets and other, net (dollars in thousands):

	Year Ended December 31,			2005 vs. 2006		2006 vs. 2007
	2005	2006	2007	$	%	$	%
Gain on sale of assets, net	$13,259	$—	$—	$(13,259)	N/M	$—	—

As part of the sale of SES on August 5, 2005, we sold our ClickZ.com network of Web sites to Incisive Media plc, which resulted in a gain of $13.3 million.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,			2005 vs. 2006		2006 vs. 2007
	2005	2006	2007	$	%	$	%
Interest income	$392	$446	$184	$54	14%	$(262)	(59)%
Interest expense	(3,508)	(5,544)	(7,146)	(2,036)	(58)	(1,602)	(29)

The increase in interest income from 2005 to 2006 was due primarily to higher interest rates. The decrease in interest income from 2006 to 2007 was due to our lower cash balances in 2007.

Interest expense relates primarily to borrowings under our senior credit facilities and debt issuance costs that were expensed during the year ended December 31, 2007 related to the previous credit facility that was repaid with proceeds from the new credit facility arranged by KeyBank National Association in July 2007 (see Liquidity and Capital Resources).

Provision (benefit) for income taxes

In connection with the sale of the JupiterResearch division in March 2006, we were able to utilize all of our capital loss carryforwards of $1.1 million. The reversal of the valuation allowance related to the capital loss carryforwards was recorded during the year ended December 31, 2006 and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations.

In connection with the gain on the sale of the Search Engine Strategies events and the ClickZ.com network of Web sites, we utilized federal net operating loss carryforwards and, accordingly, reversed the valuation allowance of $14.1 million related to those net operating loss carryforwards during the year ended December 31, 2005.

During 2005, we determined that it is more likely than not that the remaining deferred income tax assets, consisting primarily of amortization and impairment of intangible assets, will be realized. As a result, we recorded a reversal of the valuation allowance of $27.0 million related to its remaining deferred income tax assets during the year ended December 31, 2005. Included in this amount is $4.6 million related to tax benefits from employee stock option exercises. The benefit for this portion of the valuation allowance reversal was credited to additional paid-in capital.

During 2007, we recorded an income tax benefit of $5.3 million, which was primarily due to the write-down of goodwill and intangible assets.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese and Hungarian subsidiaries. Japan.internet.com KK and Jupiterimages Japan represent our Online media and Online images businesses focused on Japan. HAAP Media Ltd. is our micropayment Online images business based in Hungary.

Equity income (loss) from investments, net

Equity income (loss) represents our net equity interests in the investments in internet.com venture funds and joint ventures. As a result of the dissolution of internet.com Venture Fund II LLC and internet.com Venture Partners III LLC during 2004, and internet.com Venture Partners I LLC in December 2006, the remaining carrying value of our venture fund investments is $0 as of December 31, 2006 and 2007. Equity income for the year ended December 31, 2006 relates solely to our joint ventures.

Gain on sale of discontinued operations, net of taxes

As part of the sale of the JupiterResearch division on March 28, 2006, we recorded a gain of $5.6 million, net of income taxes in 2006. As part of the sale of SES on August 5, 2005, we sold our Search Engine Strategies events, which resulted in a gain on sale of discontinued operations of $15.8 million, net of income taxes of $11.1 million in 2005.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

				2005 vs. 2006		2006 vs. 2007
For the Year Ended December 31:	2005	2006 Restated (1)	2007	$	%	$	%
Operating cash flows	$26,327	$13,580	$16,026	$(12,747)	(48)%	$2,446	18%
Investing cash flows	$(105,873)	$(31,045)	$(35,848)	$74,828	71%	$(4,803)	(14)%
Financing cash flows	$68,136	$7,560	$18,744	$(60,576)	(89)%	$11,184	148%
Capital expenditures	$(2,225)	$(3,255)	$(5,168)	$(1,030)	(46)%	$(1,913)	(59)%
Acquisitions of businesses, images and other	$(146,799)	$(37,758)	$(30,813)	$109,041	74%	$6,945	18%

As of December 31:
Cash and cash equivalents	$18,546	$8,891	$7,301	$(9,655)	(52)%	$(1,590)	(18)%
Accounts receivable, net	$20,640	$25,296	$25,689	$4,656	23%	$393	2%
Working capital	$(5,292)	$(11,517)	$1,999	$(6,225)	(118)%	$13,516	117%
Long-term debt	$46,214	$49,899	$83,375	$3,685	8%	$33,476	67%

(1)	2006 amounts have been restated from amounts previously reported. See note 17 to consolidated financial statements included in Item 8.

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, January 2000 and May 2004, the sales of our Events and

Research businesses, through various credit agreements and through cash flows from operating activities. Cash decreased in 2007 and 2006 primarily due to acquisitions of businesses partially offset by cash flows from operations. Cash decreased in 2005 primarily due to the acquisition of Dynamic Graphics Group, which resulted in a cash payment of $38.2 million, the acquisition of PictureArts, which resulted in a cash payment of $63.2 million and the acquisition of BananaStock, which resulted in a cash payment of $19.0 million. This decrease was partially offset by a $30.0 million term loan and borrowings of $8.0 million under a revolving credit facility obtained in connection with the acquisitions of Dynamic Graphics and PictureArts, cash proceeds from sale of SES of $43.0 million, along with cash inflows from operating activities of $26.3 million.

Cash provided by operating activities increased in 2007 primarily due to a decrease in accounts receivable excluding the acquisition of Mediabistro. Cash provided by operating activities decreased in 2006 primarily due to a decrease in income from continuing operations, an increase in accounts receivable and a decrease in accounts payable and accrued expenses. In 2007 and 2006, deferred revenues increased primarily due to increased bookings of subscription products for our Online images business. Cash provided by operating activities increased in 2005 due primarily to increases in income from continuing operations offset by increases in accounts receivable and prepaid expenses as well as decreases in accounts payable and accrued expenses. In 2005, accounts receivable increased primarily due to the increased distribution sales for our Online images business as a result of acquisitions.

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

Cash provided from financing activities in 2005, 2006 and 2007 relates primarily to borrowings under our senior credit facilities.

We are party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among ourselves, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for $115.0 million senior credit facility. The senior credit facility is comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. The future minimum payments under the Credit Agreement are $750,000 for the years ended December 31, 2008 through 2011, $10.2 million for the year ended December 31, 2012 and $70.9 million thereafter. Our outstanding debt, relating to the Credit Agreement, as of December 31, 2007 is reflected in the consolidated balance sheet. We made two quarterly debt payments on our term loan totaling $375,000 during the year ended December 31, 2007. We also made payments during the fourth quarter of 2007 totaling $3.7 million to reduce the outstanding portion of the revolving credit facility. We have received consents from the requisite Lenders under the Credit Agreement in respect of any breaches of representation, warranty and covenant under the Credit Agreement resulting from the restatement referred to in note 17 of the consolidated financial statements and the non-cash impairment of goodwill and intangible assets in the fourth quarter of 2007. We are currently in compliance with our obligations under the Credit Agreement, including our debt covenants thereunder.

We used a portion of the funds from the Credit Agreement to refinance our obligations under the credit agreement (the “ Prior Credit Agreement”), dated as of December 22, 2005, among Jupitermedia, as borrower, the lenders party thereto, LaSalle Bank National Association, as Syndication Agent, KeyBank National Association, as Documentation Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended by Amendment No. 1 to the Prior Credit Agreement, dated as of March 28, 2006 and Amendment No. 2 to the Prior Credit Agreement, dated as of November 7, 2006.

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

Our existing cash and cash equivalents may decline during 2008 in the event of a downturn in the general economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of December 31, 2007 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$84,125	$750	$1,500	$11,000	$70,875
Operating lease obligations	8,939	2,991	4,013	1,734	201
Fair value of interest rate swap	3,365	—	—	—	3,365
Purchase obligation—acquisition	358	358	—	—	—

Total	$96,787	$4,099	$5,513	$12,734	$74,441

Interest payments required under the Credit Agreement were excluded from the above table due to the variability of the interest rates.

Liabilities for uncertain tax positions are excluded from the table above due to the uncertainty of the timing of the resolution of the underlying tax positions. The current portion of these liabilities at December 31, 2007 was $1.5 million, which we expect to be settled in the next 12 months. The non-current portion at December 31, 2007 was $191,000, of which the timing of the resolution is uncertain.

We have an employment agreement with our President and Chief Operating Officer. This provides twelve months of severance to be paid upon termination and is not reflected in the above table.

Related Party Transactions

I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, served as the managing member of internet.com Venture Fund I LLC, internet.com Venture Fund II LLC and internet.com Venture Partners III LLC prior to their dissolutions. Certain directors and officers of Jupitermedia serve as directors and officers of I-Venture Management LLC.

During 2005, our Board of Directors granted lifetime post-employment medical benefits to our Chairman and Chief Executive Officer and his spouse. The cost accrued for these benefits was $35,000, $69,000 and $69,000 for the years ended December 31, 2005, 2006 and 2007, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) SP FAS 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have an impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and, therefore, will not impact our financial statements upon adoption. SFAS No. 141(R) makes significant changes to the accounting for business combinations, including, but not limited to:

•	professional fees incurred in connection with the business combination will be expensed as incurred rather than capitalized as part of goodwill;

•

costs to be incurred in connection with restructuring activities that do not represent legal liabilities prior to the acquisition date will be expensed post-acquisition rather than capitalized as part of goodwill;

•

material adjustments to the purchase price allocation made during the accounting measurement period will be recast to the original period of acquisition in subsequent presentations of the respective financial statements; and

•

adjustments to deferred tax assets and uncertain tax position balances that occur after the accounting measurement period will be recorded as a component of income tax expense rather than as an adjustment to goodwill, regardless of whether the entity was acquired prior to or after adoption of SFAS No. 141(R).

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110, which, effective January 1, 2008, amends and replaces SAB No. 107, “Share-Based Payment”. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. We are currently evaluating whether the adoption of SAB No. 110 will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS No. 160 will have an impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivatives instruments; how derivatives instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires that objectives for using derivative instruments to be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivatives instruments and their gain and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements on both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. SFAS No. 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivatives. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages but does not require comparative disclosures for earlier periods at initial adoptions. We are currently evaluating whether the adoption of SFAS No. 161 will have an impact on our consolidated financial position, results of operations or cash flows.

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

We also derive revenue from granting rights to use images and music that are downloaded or are delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment (CD-ROMs and transparencies) or the availability of the image or music for downloading by the customer.

We have agreements with a number of distributors image, music and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to us. We recognized the revenue from the sale by distributor based on the amount to be remitted to Jupiterimages from the distributor.

We license a portion of our content to third parties for royalties based on the licensee’s revenues generated by the licensed content. Such amounts are recognized as revenue in the period earned.

Online media

Advertising revenue is recognized ratably in the period in which the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of advertising impressions, or number of times that an advertisement is viewed by users of our Web sites and related media properties. We also provide guarantees of a minimum number of leads.

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated fair values. Fair values have been determined based upon estimated future cash flows. We test for goodwill impairment at the reporting unit level as defined in SFAS No. 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. Long-lived assets, including goodwill and intangible assets, were $226.8 million as of December 31, 2007. The annual impairment analysis is considered critical because of the significance of long-lived assets to our consolidated balance sheet. See note 5 to the consolidated financial statements included in Item 8.

All other long-lived assets (intangible assets that are amortized, such as image library, and property, plant and equipment) are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of long-lived assets are estimated future cash flows, present value discount rate, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

In addition to the testing above, which is done on an annual basis, management uses certain indicators to evaluate whether the carrying value of its long-lived assets may not be recoverable, such as i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels and ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity.

Management has applied what it believes to be the most appropriate valuation methodology for each of its reporting units.

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

Historically, we offered stock option awards as our primary form of long-term incentive compensation. These stock option awards generally vest over three years and have a 5 or 10 year term. We use the Black-Scholes option valuation model to value stock option awards. The fair value of stock option awards is based on the fair value of Jupitermedia stock on the date of grant.

The Black-Scholes valuation model for our stock option awards estimates the potential value the employee will receive based on current interest rates, expected time at which the employee will exercise the award and the expected volatility of our stock price. These assumptions are based on historical experience and future expectations of employee behavior and stock price.

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

Income taxes. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations and tax planning strategies available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred income tax assets to an amount that will more likely than not be realized. A significant portion of deferred income tax assets consists of net operating loss carryforwards (“NOLs”). We have NOLs totaling $25.4 million at December 31, 2007, which are available to reduce future taxes in the United States, Australia, Canada, Japan, Germany and the United Kingdom. Of these NOLs, $19.3 million expire at various times between 2008 and 2026 and $6.2 million have indefinite lives.

Significant management judgment is required in determining our effective tax rate and in evaluating our tax position. We evaluate our uncertain tax positions using a two-step approach in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109”. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. A change in our uncertain tax positions could have a significant impact on our results of operations.

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

We are exposed to interest rate risks primarily through the borrowings associated with our Credit Agreement with KeyBank National Association. Interest on our borrowings is based on upon variable rates (indexed based on LIBOR) and we have entered into an interest rate swap with a notional amount of $50.0 million which, for a portion of our variable rate debt, effectively converts the variable component of our interest into a fixed rate of 5.58%. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in accumulated other comprehensive income in stockholders’ equity. The fair value of the interest rate swap as of December 31, 2007, was $3.4 million and is included in other long-term liabilities in our consolidated balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Jupitermedia Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, Connecticut

We have audited the accompanying consolidated balance sheets of Jupitermedia Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109,” effective January 1, 2007, and Statement of Financial Accounting Standards No. 123R, “Share Based Payments,” effective January 1, 2006.

As discussed in Note 17, the accompanying consolidated balance sheet as of December 31, 2006 and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/    Deloitte & Touche LLP

Stamford, Connecticut

April 2, 2008

Jupitermedia Corporation

Consolidated Balance Sheets

December 31, 2006 and 2007

(in thousands, except share and per share amounts)

	December 31, 2006 Restated See note 17	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,891	$7,301
Accounts receivable, net of allowances of $2,114 and $2,026, respectively	25,296	25,689
Prepaid expenses and other current assets	3,349	5,797
Deferred income taxes	4,226	1,441

Total current assets	41,762	40,228
Property and equipment, net	11,691	13,022
Intangible assets, net	77,923	74,002
Goodwill	195,503	139,813
Deferred income taxes	2,503	13,049
Investments and other assets	1,281	2,575

Total assets	$330,663	$282,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,269	$7,153
Accrued payroll and related expenses	3,188	3,383
Accrued expenses and other current liabilities	15,460	11,822
Current portion of long-term debt	16,000	750
Deferred revenues	13,362	15,121

Total current liabilities	53,279	38,229
Long-term debt	49,899	83,375
Deferred revenues	181	507
Other long-term liabilities	—	3,586

Total liabilities	103,359	125,697

Commitments and contingencies (see note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 35,713,327 and 36,029,651 shares issued at December 31, 2006 and 2007, respectively	357	360
Additional paid-in capital	261,534	266,858
Accumulated deficit	(35,523)	(117,798)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive income	1,042	7,678

Total stockholders’ equity	227,304	156,992

Total liabilities and stockholders’ equity	$330,663	$282,689

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2005, 2006 and 2007

(in thousands, except per share data)

	Year Ended December 31,
	2005	2006 Restated See note 17	2007
Revenues	$113,754	$137,530	$140,334

Cost of revenues (exclusive of items shown separately below)	36,841	50,683	59,162
Advertising, promotion and selling	21,006	29,732	29,151
General and administrative	19,164	27,380	27,796
Depreciation	1,763	3,473	4,447
Amortization	4,816	9,913	13,222
Impairment of goodwill and intangible assets	—	—	87,186
Gain on sale of assets, net	13,259	—	—

Total operating expenses	70,331	121,181	220,964

Operating income (loss)	43,423	16,349	(80,630)
Income on investments and other, net	—	163	103
Interest income	392	446	184
Interest expense	(3,508)	(5,544)	(7,146)

Income (loss) before income taxes, minority interests and equity income (loss) from investments, net	40,307	11,414	(87,489)
Provision (benefit) for income taxes	(19,692)	5,731	(5,278)
Minority interests	(46)	(34)	(64)
Equity income from investments, net	270	256	—

Income (loss) from continuing operations	60,223	5,905	(82,275)
Income from discontinued operations, net of taxes	2,332	11	—
Gain on sale of discontinued operations, net of taxes	15,844	5,573	—

Net income (loss)	$78,399	$11,489	$(82,275)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$1.76	$0.17	$(2.29)

Net income (loss)	$2.29	$0.32	$(2.29)

Diluted
Income (loss) from continuing operations	$1.65	$0.16	$(2.29)

Net income (loss)	$2.15	$0.32	$(2.29)

Shares used in computing earnings (loss) per share:
Basic	34,166	35,403	35,945

Diluted	36,498	36,093	35,945

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005, 2006 and 2007

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2005	32,378,361	$324	$217,369	$(125,411)	$(106)	$(17)	$92,159	$—
Exercise of stock options	1,075,590	10	7,943	—	—	—	7,953	—
Excess tax benefit from employee stock option exercises	—	—	6,731	—	—	—	6,731	—
Issuance of stock for acquisition	1,483,074	15	21,597	—	—	—	21,612	—
Foreign currency translation adjustment	—	—	—	—	—	(1,494)	(1,494)	(1,494)
Net income	—	—	—	78,399	—	—	78,399	78,399

Balance at December 31, 2005	34,937,025	349	253,640	(47,012)	(106)	(1,511)	205,360	76,905

Exercise of stock options	776,302	8	2,882	—	—	—	2,890	—
Excess tax benefit from employee stock option exercises, restated (See note 17)	—	—	1,141	—	—	—	1,141	—
Stock-based compensation, net of forfeitures	—	—	3,871	—	—	—	3,871	—
Foreign currency translation adjustment, restated (See note 17)	—	—	—	—	—	2,553	2,553	2,553
Net income, restated (See note 17)	—	—	—	11,489	—	—	11,489	11,489

Balance at December 31, 2006, restated (See note 17)	35,713,327	357	261,534	(35,523)	(106)	1,042	227,304	14,042

Exercise of stock options	316,324	3	1,176	—	—	—	1,179	—
Excess tax benefit from employee stock option exercises	—	—	1,129	—	—	—	1,129	—
Stock-based compensation, net of forfeitures	—	—	3,019	—	—	—	3,019	—
Net unrealized loss on interest rate swap	—	—	—	—	—	(2,071)	(2,071)	(2,071)
Foreign currency translation adjustment	—	—	—	—	—	8,707	8,707	8,707
Net loss	—	—	—	(82,275)	—	—	(82,275)	(82,275)

Balance at December 31, 2007	36,029,651	$360	$266,858	$(117,798)	$(106)	$7,678	$156,992	$(75,639)

See notes to consolidated financial statements.

Jupitermedia Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2006 and 2007

(in thousands)

	Year Ended December 31,
	2005	2006 Restated See note 17	2007
Cash flows from operating activities:
Income (loss) from continuing operations	$60,223	$5,905	$(82,275)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	—	87,186
Depreciation and amortization	6,579	13,386	17,669
Stock-based compensation	—	3,695	3,019
Provision (benefit) for losses on accounts receivable	(4)	557	(310)
Minority interests	46	34	64
Equity income from investments, net	(270)	(256)	—
Gain on sale of assets, net	(13,259)	—	—
(Income) loss on investments and other, net	—	(163)	835
Amortization of debt issue costs	—	—	253
Loss on extinguishment of debt	—	—	401
Deferred income taxes	(24,549)	3,940	(7,598)
Excess tax benefit from stock-based compensation	—	(1,141)	(1,129)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(606)	(3,653)	934
Prepaid expenses and other assets	1,230	(1,134)	(518)
Accounts payable and other accrued expenses	(4,451)	(10,288)	(3,496)
Deferred revenues	101	1,644	991
Discontinued operations, net	1,287	1,054	—

Net cash provided by operating activities	26,327	13,580	16,026

Cash flows from investing activities:
Purchases of property and equipment	(2,225)	(3,255)	(5,168)
Acquisitions of businesses, images and other	(146,799)	(37,758)	(30,813)
Proceeds from sale of assets and other	14,911	368	133
Proceeds from sale of discontinued operations	28,135	9,600	—
Distribution from internet.com venture funds	105	—	—

Net cash used in investing activities	(105,873)	(31,045)	(35,848)

Cash flows from financing activities:
Borrowings under credit facilities	150,212	24,650	94,900
Debt issuance costs	(2,030)	(156)	(1,790)
Repayment of borrowings under credit facilities	(87,999)	(20,965)	(76,674)
Proceeds from exercise of stock options	7,953	2,890	1,179
Excess tax benefit from stock-based compensation	—	1,141	1,129

Net cash provided by financing activities	68,136	7,560	18,744

Effect of exchange rates on cash	(223)	250	(512)

Net decrease in cash and cash equivalents	(11,633)	(9,655)	(1,590)
Cash and cash equivalents, beginning of year	30,179	18,546	8,891

Cash and cash equivalents, end of year	$18,546	$8,891	$7,301

Supplemental disclosures of cash flow:
Cash paid for income taxes, net	$2,693	$7,818	$1,139

Cash paid for interest	$1,654	$4,135	$6,859

Non-cash investing activities:
Common stock issued for acquisitions	$21,611	$—	$—

Acquisitions of long-lived assets	$251	$270	$716

See notes to consolidated financial statements.

Jupitermedia Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2005, 2006 and 2007

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, one of the leading images companies in the world with over 9.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com. The JupiterOnlineMedia division of Jupitermedia includes five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia also includes the STEP Inside Design and Dynamic Graphics print magazines. In addition, JupterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events, which produce offline conferences and trade shows focused on IT and business-specific topics.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition. Jupitermedia generates its revenues from two reportable segments: Online images and Online media.

Online images

Jupiterimages provides creative professionals with online access to photos, photo objects, clipart, animations, illustrations, Web graphics, footage clips, fonts, Flash movies and music. Paid subscription sites include JupiterimagesUnlimited.com, ComstockComplete.com, Photos.com, Ablestock.com, Clipart.com, LiquidLibrary.com, PhotoObjects.net, AnimationFactory.com, RoyaltyFreeMusic.com, JupiterGreetings.com and Stockxpert.com.

Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

Jupiterimages also derives revenue from granting rights to use images and music that are downloaded or delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment (CD-ROMs and transparencies) or the availability of the image or music for downloading by the customer.

Jupiterimages has agreements with a number of distributors of images, music and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to Jupiterimages. Jupiterimages recognizes the revenue from the sale by the distributor based on the amount to be remitted to Jupiterimages from the distributor.

Jupiterimages licenses a portion of its content to third parties for royalties based on the licensee’s revenues generated by the licensed content. Such amounts are recognized as revenue in the period earned.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Online media

Advertising revenues. Advertising revenue is recognized ratably in the period in which the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Jupitermedia typically sells its advertising based on the delivery of a minimum number of advertising impressions, or the number of times that an advertisement is viewed by users of Jupitermedia’s Web sites and related media properties or, based on the delivery of a minimum number of leads.

E-commerce revenues. Jupitermedia’s e-commerce agreements and offerings generally provide for a fixed fee for advertising on its Web sites. Jupitermedia recognizes revenue from the fixed advertising fees ratably in the period the advertising is displayed provided that no significant company obligations remain and collection of the remaining receivable is probable. Revenues from these agreements are recognized in the period in which they are earned.

Online Job Boards. Jupitermedia generates fees charged for online job postings on specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. Revenue is recognized ratably in the period in which the job postings are displayed.

Online and In-Person Training. Jupitermedia offers online and in-person training on topics aligned with its online media properties. Jupitermedia generates revenues from attendee registrations and recognizes revenue ratably as classes are performed.

Webcast revenues. Webcasts are objective, educational online forums that provide focused research findings and analysis from highly respected analysts, journalists and industry experts. Webcasts are free to qualified professionals. Jupitermedia generates revenue from advertiser sponsorships. Revenue is recognized in the period in which the Webcast occurs.

Paid subscription revenues. Paid subscription services relate to customer subscriptions to paid e-mail newsletters and services, TheCounter.com, The Guestbook.com, DevXPremierClub and AvantGuild.com, which are sold through our networks and through affiliate relationships. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

Print Publishing. Jupitermedia generates advertising, subscriptions and newsstand sales from its STEP Inside Design and Dynamic Graphics print magazines. Revenue from the sales of advertising space is recognized at the time the issue is circulated. Proceeds from subscriptions are recorded as deferred magazine revenue when received and are recognized as revenue over the terms of the subscriptions. Sales to newsstand distributors are recognized as revenue in the month of distribution.

Events. Jupitermedia produces offline events focused on IT and business-specific topics that are aligned with its online media properties. Jupitermedia generates revenues from attendee registrations, the purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space and advertiser and vendor sponsorships. Revenues for events are recognized in the period in which the event is held.

Permission based opt-in e-mail list rental revenues. Permission based opt-in e-mail list revenue relates to customer subscriptions to opt-in e-mail lists. Revenue is recorded on a per use basis for the rental of our list names. Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Licensing revenues. Licensing agreements vary with Jupitermedia generating fixed fees, royalties or both for access to editorial content and brands produced by Jupitermedia. Such amounts are recognized as revenue in the period earned.

Use of estimates in the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Jupitermedia’s consolidated financial statements. Actual results could differ from those estimates.

Concentration of credit risk. Financial instruments that potentially subject Jupitermedia to concentration of credit risk consist primarily of cash, accounts receivable and an interest rate swap. In general, Jupitermedia invests its excess cash in short-term debt instruments of the U.S. Government and agencies. Jupitermedia’s concentration of credit risk with respect to accounts receivable is limited due to the large number of our customers and their dispersion across many geographic areas. No single customer represented 10% or more of our total revenue or accounts receivable in any of the periods presented. In 2007, Jupitermedia entered into a derivative interest rate swap that is to mature in July 2013. This instrument has been designated as a cash flow hedge as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for financial reporting purposes. The objective of the hedge is to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. The interest rate swap is reflected on Jupitermedia’s balance sheet at fair value with gains and losses on the instrument, to the extent the hedge is effective, recorded in other accumulated comprehensive income, a component of stockholders’ equity. Jupitermedia does not hold or issue derivative financial instruments for trading purposes. In general, Jupitermedia’s derivative does not create interest rate risk because fluctuations in the value of the instruments used for economic hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose Jupitermedia to credit-related losses in the event of non-performance.

Cash and cash equivalents. Jupitermedia considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2006 and 2007, Jupitermedia had no investments with maturities greater than three months.

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. Jupitermedia pays variable interest rates on its long-term debt. As such, the fair value approximates the carrying value of the long-term debt because the interest rates associated with the debt fluctuate with market rates.

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

Foreign currency transactions. Jupitermedia and its subsidiaries enter into transactions that are denominated in currencies other than their functional currency (foreign currencies), primarily euros, British pounds and U.S. dollars. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

income (loss) on investments and other, net in the consolidated statements of operations in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in the consolidated balance sheets.

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

Image library. The estimated useful lives of Jupitermedia’s image library are determined based on the average life of images that are currently generating revenue. Annually, Jupitermedia performs analyses of the library that have shown that the average life of contemporary images approximate seven years and that the average life of archival images approximate fifteen years.

Goodwill and other intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are no longer amortized but are reviewed periodically for impairment.

The provisions of SFAS No. 142 require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Jupitermedia evaluates goodwill on a separate reporting unit basis in the fourth quarter each year. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. See note 5 for additional disclosure information.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.

In addition to the testing above, which is done on an annual basis, management uses certain indicators to evaluate whether the carrying value of goodwill and other intangible assets may not be recoverable, including among others i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels and ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity.

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Impairment of long-lived assets. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Goodwill and certain other intangible assets are tested for impairment under SFAS No. 142 and all other long-lived assets are tested for impairment under SFAS No. 144.

Advertising and promotion expense. Jupitermedia expenses advertising and promotion costs as incurred. Advertising and promotion expense was $6.3 million, $8.1 million and $6.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Income taxes. Jupitermedia accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using presently enacted statutory tax rates. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Jupitermedia adopted FASB Interpretation (“FIN”) No 48 “Accounting for Income Taxes—An interpretation of FASB Statement 109” on January 1, 2008 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Penalties and tax-related interest expense are reported as a component of income tax expense in the consolidated statements of operations.

Stock-based compensation. Effective January 1, 2006, Jupitermedia adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”). Among its provisions, SFAS No. 123R requires Jupitermedia to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123R, Jupitermedia utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value based method of accounting, compensation expense for stock options granted to Jupitermedia’s employees was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. Jupitermedia’s policy is to grant stock options with an exercise price equal to or greater than the fair value on the date of grant.

Jupitermedia adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective approach. Under this transition method, the measurement and method of amortization of costs for stock-based payments granted prior to, but not vested as of January 1, 2006, would be based on the same estimate of the grant-date fair value and the same amortization method that was previously used in our SFAS No. 123 pro forma disclosure. Results for prior periods have not been restated as provided for under the modified prospective approach. For equity awards granted after the date of adoption, Jupitermedia amortizes stock-based compensation expense on a straight-line basis over the vesting term.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Compensation expense is recognized only for stock-based payments expected to vest. Jupitermedia estimates forfeitures at the date of grant based on Jupitermedia’s historical experience and future expectations. Prior to the adoption of SFAS No. 123R, the effect of forfeitures on the pro forma expense amounts was recognized based on actual forfeitures.

The following table shows the effect on net income and earnings per share for the year ended December 31, 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of awards, in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands, except per share amounts):

Year ended December 31, 2005
Net income	$78,399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,971)

Pro forma net income	$75,428

Basic earnings per share
As reported	$2.29

Pro forma	$2.21

Diluted earnings per share
As reported	$2.15

Pro forma	$2.07

Recent accounting pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Jupitermedia is currently evaluating whether the adoption of SFAS No. 157 will have an impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

and, therefore, will not impact Jupitermedia’s financial statements upon adoption. SFAS No. 141(R) makes significant changes to the accounting for business combinations, including, but not limited to:

•	professional fees incurred in connection with the business combination will be expensed as incurred rather than capitalized as part of goodwill;

•

costs to be incurred in connection with restructuring activities that do not represent legal liabilities prior to the acquisition date will be expensed post-acquisition rather than capitalized as part of goodwill;

•

material adjustments to the purchase price allocation made during the accounting measurement period will be recast to the original period of acquisition in subsequent presentations of the respective financial statements; and

•

adjustments to deferred tax assets and uncertain tax position balances that occur after the accounting measurement period will be recorded as a component of income tax expense rather than as an adjustment to goodwill, regardless of whether the entity was acquired prior to or after adoption of SFAS No. 141(R).

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110, which, effective January 1, 2008, amends and replaces SAB No. 107, “Share-Based Payment”. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. Jupitermedia is currently evaluating whether the adoption of SAB No. 110 will have an impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Jupitermedia is currently evaluating whether the adoption of SFAS No. 160 will have an impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivatives instruments; how derivatives instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires that objectives for using derivative instruments to be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivatives instruments and their gain and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements on both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. SFAS No. 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivatives. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages but does not require comparative disclosures for earlier periods at initial adoptions. Jupitermedia is currently evaluating whether the adoption of SFAS No. 161 will have an impact on its consolidated financial position, results of operations or cash flows.

3. COMPUTATION OF EARNINGS (LOSS) PER SHARE

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

Computations of basic and diluted earnings (loss) per share for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2006	2007
Income (loss) from continuing operations	$60,223	$5,905	$(82,275)
Income from discontinued operations, net of taxes	2,332	11	—
Gain on sale of discontinued operations, net of taxes	15,844	5,573	—

Net income (loss)	$78,399	$11,489	$(82,275)

Basic weighted average common shares outstanding	34,166	35,403	35,945
Effect of dilutive stock options	2,332	690	—

Total basic weighted average common shares and dilutive stock options	36,498	36,093	35,945

Earnings (Loss) Per Share:
Basic
Income (loss) from continuing operations	$1.76	$0.17	$(2.29)

Income from discontinued operations	$0.53	$0.16	$—

Net income (loss)	$2.29	$0.32	$(2.29)

Diluted
Income (loss) from continuing operations	$1.65	$0.16	$(2.29)

Income from discontinued operations	$0.50	$0.15	$—

Net income (loss)	$2.15	$0.32	$(2.29)

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2005	2006	2007
Number of anti-dilutive stock options	871	2,797	5,417
Weighted average exercise price	$18.77	$15.30	$9.81

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2006	December 31, 2007
Computer equipment and software	$18,377	$22,847
Buildings	2,986	3,146
Furniture, fixtures and equipment	2,256	2,267
Leasehold improvements	1,268	1,326
Land	800	800

	25,687	30,386
Less: Accumulated depreciation	(13,996)	(17,364)

Property and equipment, net	$11,691	$13,022

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase price relating to the acquisition of Mediabistro.com Inc. on July 18, 2007. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to this acquisition is subject to refinement. See note 8 for additional disclosure information.

Goodwill is the excess of cost over the fair market value of tangible and other intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with SFAS No. 142.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2006
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$49,526	$(8,486)	$41,040
Supplier and contributor contracts	15,528	(2,479)	13,049
Customer and distributor relationships	7,126	(2,075)	5,051
Web site development costs	5,895	(2,986)	2,909
Trademarks	3,916	(2,873)	1,043
Non-compete agreements	1,550	(699)	851

Total	$83,541	$(19,598)	$63,943

	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$53,383	$(12,242)	$41,141
Supplier and contributor contracts	15,462	(5,639)	9,823
Customer and distributor relationships	10,135	(2,974)	7,161
Web site development costs	7,711	(4,750)	2,961
Trademarks	4,457	(3,454)	1,003
Non-compete agreements	1,780	(909)	871
Content development costs	570	—	570

Total	$93,498	$(29,968)	$63,530

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over seven and fifteen years, customer and distributor relationships are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Supplier and contributor contracts are amortized over seven years. Non-compete agreements are amortized over the period of the agreements, typically from one to three years. Content development costs are amortized over a five year period. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31:
2008	$13,791
2009	12,654
2010	10,846
2011	4,897
2012	4,318
Thereafter	17,024

$63,530

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Unamortized Intangible Assets and Goodwill

Jupitermedia’s impairment tests in the fourth quarter of 2007 resulted in a non-cash impairment charge of $87.2 million ($81.5 million after tax, or $2.27 per share) related to a write-down of goodwill and intangible assets of the Online images reporting segment. The majority of the charge is not tax deductible because the majority of the acquisitions that gave rise to the goodwill and intangible assets were structured as stock transactions. The impairment charge, which is included in the line item “Impairment of goodwill and intangible assets” in the 2007 consolidated statement of operations, is presented below by intangible asset (in thousands):

	Pre-Tax	Tax Benefit	After-Tax
Goodwill	$83,138	$5,708	$77,430
Domain names	4,048	—	4,048

Total	$87,186	$5,708	$81,478

Although Jupitermedia normally conducts its annual impairment review in the fourth quarter of each fiscal year Jupitermedia also identified certain indicators during the fourth quarter of 2007 that indicated that goodwill and intangible assets may be impaired. These indicators included a decline in its stock price and changes in the images industry, including the emergence of competitive image offerings such as micropayment, that impacted the projected operations and cash flows of the Online images reporting segment. As a result, Jupitermedia recorded an impairment charge to reduce the carrying amounts of goodwill and intangible assets to fair value.

The fair value of goodwill is the residual fair value after allocating the total fair value of the Online images reporting segment to its other assets, net of liabilities. The total fair value of the Online images reporting segment was estimated using a combination of a discounted cash flow model (present value of future cash flows) and two market approach models (a multiple of various metrics based on comparable businesses and market transactions).

The fair value of the domain names was calculated by estimating the present value of future cash flows associated with the assets.

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31,
	2006	2007
Domain names	$13,980	$10,472

Total	$13,980	$10,472

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2007 are as follows (in thousands):

	Online images	Online media	Total
Balance as of January 1, 2006	$163,042	$6,918	$169,960
Goodwill acquired during year	17,691	2,000	19,691
Purchase accounting adjustments	7,467	—	7,467
Reversal of valuation allowance and other adjustments (See note 17)	(3,063)	(444)	(3,507)
Effect of foreign currency	1,892	—	1,892

Balance as of December 31, 2006	187,029	8,474	195,503
Goodwill acquired during year	2,252	14,303	16,555
Purchase accounting adjustments	5,211	857	6,068
Impairment	(83,138)	—	(83,138)
Effect of foreign currency	4,825	—	4,825

Balance as of December 31, 2007	$116,179	$23,634	$139,813

Purchase accounting adjustments pertain primarily to adjustments made in finalizing the valuations of the fair value of certain assets purchased in conjunction with the acquisitions of Dynamic Graphics Group, Goodshoot S.A.S., PictureArts Corporation, Bananastock Limited and Stock Image S.A.S.

6. DEFERRED REVENUES

The components of deferred revenues by segment are as follows (in thousands):

	December 31, 2006	December 31, 2007
Online images	$11,394	$13,099
Online media	2,149	2,529

	$13,543	$15,628

7. SEGMENT INFORMATION

Jupitermedia has two reportable segments: Online images and Online media. The following tables summarize the results of the segments of Jupitermedia for the years ended December 31, 2005, 2006 and 2007. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, RoyaltyFreeMusic.com, JupiterGreetings.com and Stockxpert.com. Online media includes the internet.com, EarthWeb.com, DevX.com, Mediabistro.com and Graphics.com Networks. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation, amortization and venture fund related activities. Due to the dissolution of the venture funds there is no venture fund related activity after 2006. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See note 5 for the allocation of goodwill to Jupitermedia’s reportable segments.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Summary information by segment for the years ended December 31, 2005, 2006 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Revenues:
Online images	$80,658	$106,636	$108,904
Online media	33,066	30,888	31,430
Other	30	6	—

	113,754	137,530	140,334

Cost of revenues and operating expenses:
Online images	44,490	70,298	74,091
Online media	19,563	19,737	23,950
Gain on sale of Online media assets, net	(13,259)	—	—
Impairment of Online images goodwill and intangible assets	—	—	87,186
Other	19,537	31,146	35,737

	70,331	121,181	220,964

Operating income (loss):
Online images	36,168	36,338	34,813
Online media	13,503	11,151	7,480
Gain on sale of Online media assets, net	13,259	—	—
Impairment of Online images goodwill and intangible assets	—	—	(87,186)
Other	(19,507)	(31,140)	(35,737)

	$43,423	$16,349	$(80,630)

Revenues are summarized below based on the country that generates the revenue with countries having total revenue of 5% or more in a reportable period shown separately (in thousands):

	Years Ended December 31,
	2005	2006	2007
United States	$91,269	$105,898	$106,341
United Kingdom	11,265	13,445	9,544
France	2,391	9,546	8,381
Other	8,829	8,641	16,068

	$113,754	$137,530	$140,334

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Long-lived assets include property and equipment, intangible assets and goodwill. These assets are shown below, net of accumulated depreciation and amortization with countries containing 10% or more of the total of these assets shown separately (in thousands).

	December 31,
	2006	2007
United States	$226,304	$178,737
France	27,068	16,974
United Kingdom	18,772	21,373
Other	12,973	9,753

	$285,117	$226,837

8. ACQUISITIONS

On February 2, 2006, Jupitermedia acquired all of the shares of Stock Image S.A.S. (“Stock Image”) for $11.1 million in cash. Stock Image, based in Paris, France, is a leading resource for rights-managed images through its Stock Image brand and royalty-free images though its Pixland brand. The acquisition of Stock Image has expanded Jupitermedia’s Online images segment.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of Stock Image (in thousands):

Cash and cash equivalents	$396
Accounts receivable, net	1,019
Prepaid expenses and other	129
Property, plant and equipment	525
Domain names	410
Image library	770
Covenant not to compete	410
Contributor contracts	450
Distributor/customer relationships	130
Goodwill	7,840

Total assets acquired	12,079

Accounts payable	81
Accrued payroll and related expenses	54
Accrued expenses	655
Income taxes payable	182

Total liabilities assumed	972

Net assets acquired	$11,107

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with the acquisition of Stock Image is not deductible for tax purposes.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

On July 17, 2007, Jupitermedia agreed to acquire all of the shares of capital stock (the “Acquisition”) of Mediabistro.com Inc., a company incorporated in Delaware (“Mediabistro”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 17, 2007, by and among Jupitermedia, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia (“Merger Sub”), Mediabistro and Laurel Touby, as agent for the security holders of Mediabistro, in which, among other things, (x) the Merger Sub would merge with and into Mediabistro, (y) the separate existence of Merger Sub would cease, and (z) Mediabistro would continue its existence as both the surviving corporation and a wholly-owned subsidiary of Jupitermedia. Mediabistro, based in New York City, is a career and community site for media and creative professionals, and includes job postings, educational courses, events, forums, original content and a premium subscription service. The Acquisition closed the following day on July 18, 2007 concurrently with the filing of the Certificate of Merger with the Secretary of State of the State of Delaware.

The consideration paid in the Acquisition consisted of $20.0 million in cash and a two year earn-out that could result in an additional $3.0 million in cash consideration. Funding for the acquisition was secured through the Credit Agreement arranged by KeyBank National Association (See note 10).

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the acquisition of Mediabistro. (in thousands):

Cash and cash equivalents	$1,133
Accounts receivable, net	512
Prepaid expenses and other	514
Property, plant and equipment	87
Domain names	1,300
Customer relationships	4,090
Web site development costs	350
Covenant not to compete	300
Content development costs	570
Goodwill	13,562

Total assets acquired	22,418

Accounts payable	630
Accrued payroll and related expenses	99
Accrued expenses	155
Deferred income taxes	546
Deferred revenue	988

Total liabilities assumed	2,418

Net assets acquired	$20,000

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

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

The acquisition of Mediabistro strengthens Jupitermedia’s position in the important media professionals market. The acquisition of Mediabistro further diversifies Jupitermedia’s revenue sources since a significant percentage of Mediabistro’s revenue is generated from online job postings and online and in-person training courses. Jupitermedia believes that online job postings and online and in-person training courses are natural e-commerce offerings for the 20 million unique users that it has on its Online media and Online images Web sites. Jupitermedia also believes that many of the 1.0 million unique users on Mediabistro will be buyers of its Online images product offerings. These factors resulted in a significant portion of the purchase price of Mediabistro being allocated to goodwill.

The results of Stock Image and Mediabistro have been included in the consolidated financial statements of Jupitermedia since their respective dates of acquisition of February 2, 2006 and July 18, 2007.

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

	Year Ended December 31,
	2006	2007
Revenues	$143,249	$144,536

Net income (loss)	$12,079	$(80,865)

Basic earnings (loss) per share	$0.34	$(2.25)

Diluted earnings (loss) per share	$0.33	$(2.25)

The following table summarizes Jupitermedia’s additional acquisitions during the years ended December 31, 2006 and 2007 (dollars in thousands):

	Year Ended December 31,
	2006	2007
Number of acquisitions	10	6

Total aggregate purchase price	$20,841	$4,982

The acquisitions presented in the above table were not material, individually or in aggregate annually, to Jupitermedia as a whole and, therefore, pro forma financial information is not presented.

9. DISPOSITIONS AND DISCONTINUED OPERATIONS

On March 28, 2006, Jupitermedia sold its JupiterResearch division for $9.6 million in cash. As a result of the sale of the JupiterResearch division, the Research segment is now reflected as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Income from discontinued operations for the year ended December 31, 2005 was $768,000, net of income taxes of $549,000. Income from discontinued operations for the year ended December 31, 2006 was $67,000, net of income taxes of $48,000. The gain on the sale of discontinued operations for the year ended December 31, 2006 was $5.6 million, net of income taxes. Prior year financial results have been presented to reflect Jupitermedia’s Research segment as a discontinued operation.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

The following table summarizes the revenue and income before income taxes of the discontinued Research operation (in thousands):

	2005	2006	2007
Revenues	$10,824	$2,388	$—
Income before income taxes	1,317	115	—

Assets and liabilities of discontinued operations were as follows (in thousands):

December 31, 2005
Current assets	$5,916
Goodwill	2,632
Other assets	215

Assets of discontinued operations	$8,763

Accounts payable and accrued expenses	$377
Deferred revenues	6,834

Liabilities of discontinued operations	$7,211

On August 5, 2005, Jupitermedia sold its Search Engine Strategies events and its ClickZ.com network of Web sites (collectively known as “SES”) to Incisive Media plc for $43.0 million in cash. The carrying value of the net assets of SES at the time of sale was $727,000 and the sale of SES resulted in a gain of $29.1 million, net of income taxes of $11.9 million. As a result of the sale of the Search Engine Strategies events, the Events segment is reflected as a discontinued operation in accordance with SFAS No. 144. Proceeds from the sale of the discontinued operation were $28.1 million. Proceeds from the sale of the ClickZ.com network of Web sites were $14.9 million. Income from discontinued operations for the year ended December 31, 2005 was $1.6 million, net of income taxes of $794,000. The gain on the sale of discontinued operations for the year ended December 31, 2005 was net of income taxes of $15.8 million. Prior year financial results have been adjusted to reflect Jupitermedia’s Events segment as a discontinued operation.

The following table summarizes the revenue and income (loss) before income taxes of discontinued Events operations (in thousands):

	2005	2006	2007
Revenue	$9,465	$—	$—
Income (loss) before income taxes	2,358	(56)	—

10. DEBT AND DERIVATIVE INSTRUMENT

Jupitermedia is party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among Jupitermedia, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for a $115.0 million senior credit facility. The senior credit facility is comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. Jupitermedia used proceeds of the term loan to refinance its previous

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

credit facility and to pay fees and expenses incurred in connection with the Credit Agreement and will use the balance, as well as borrowings under the revolving credit facility, for working capital and other general corporate purposes, including financing permitted acquisitions.

Obligations under the Credit Agreement are collateralized by a first priority security interest in (i) all present and future capital stock or other membership, equity, ownership or profits interests of all Jupitermedia’s direct and indirect domestic subsidiaries (excluding, however, all present and future (if any) domestic subsidiaries owned by Jupitermedia’s foreign subsidiaries); (ii) 65% of the voting stock (and 100% of the nonvoting stock) of all present and future first-tier foreign subsidiaries and (iii) substantially all of the tangible and intangible assets of Jupitermedia and its present and future direct and indirect domestic subsidiaries (excluding, however, all present and future (if any) domestic subsidiaries owned by Jupitermedia’s foreign subsidiaries). In addition, all of the obligations of Jupitermedia under the Credit Agreement are guaranteed by the present and future direct and indirect domestic subsidiaries of Jupitermedia.

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

The future minimum payments under the Credit Agreement are $750,000 for the years ended December 31, 2008 through 2011, $10.2 million for the year ended December 31, 2012 and $70.9 million thereafter. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of December 31, 2007 is reflected in the consolidated balance sheets. Jupitermedia made two quarterly debt payments on its term loan totaling $375,000 during the year ended December 31, 2007. Jupitermedia also made payments during the fourth quarter of 2007 totaling $3.7 million to reduce the outstanding portion of the revolving credit facility. The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants and financial covenants. The Credit Agreement contains customary events of default. Jupitermedia has received consents from the requisite Lenders under the Credit Agreement in respect of any breaches of representation, warranty and covenant under the Credit Agreement resulting from the restatement referred to in note 17 of the consolidated financial statements and the non-cash impairment of goodwill and intangible assets in the fourth quarter of 2007.

Jupitermedia used a portion of the funds from the Credit Agreement to refinance its obligations under the credit agreement (the “ Prior Credit Agreement”), dated as of December 22, 2005, among Jupitermedia, as

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

borrower, the lenders party thereto, LaSalle Bank National Association, as Syndication Agent, KeyBank National Association, as Documentation Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, as amended by Amendment No. 1 to the Prior Credit Agreement, dated as of March 28, 2006 and Amendment No. 2 to the Prior Credit Agreement, dated as of November 7, 2006. Jupitermedia expensed $401,000 in unamortized debt issuance costs related to the Prior Credit Agreement during the third quarter of 2007.

Pursuant to the Credit Agreement, Jupitermedia also entered into a derivative interest rate swap that is to mature in July 2013, which has been designated as a cash flow hedge. The objective of the hedge is to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. Under this agreement, Jupitermedia receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 5.58% on the notional amount of $50.0 million.

As required by SFAS No. 133 all derivative instruments are recorded in the consolidated balance sheet at fair value as derivative assets or derivative liabilities. Subject to certain specific qualifying conditions in SFAS No. 133, a derivative instrument may be designated either as a hedge of the fair value of an asset or liability (fair value hedge), or as a hedge of the variability of cash flows of an asset or liability or forecasted transaction (cash flow hedge). Gains and losses on derivative instruments designated as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of stockholders’ equity, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in accumulated other comprehensive income is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings. The net interest paid or received on interest rate swaps is recognized as interest expense. Gains resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

At December 31, 2007, the fair value of the interest rate swap was a net loss of $3.4 million and is recorded as other long-term liabilities in Jupitermedia’s consolidated balance sheet. During the year ended December 31 2007, the effective portion of the change in fair value of the interest rate swap of $2.1 million, net of tax of $1.3 million, was recorded as an unrecognized loss in accumulated other comprehensive income in stockholders’ equity and there was no ineffective portion.

Interest expense, as shown in the accompanying consolidated statement of operations was as follows (in thousands):

	2005	2006	2007
Interest expense	$3,508	$5,544	$7,146

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

For the Years Ended December 31, 2005, 2006 and 2007

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

12. INCOME TAXES

Jupitermedia’s income tax provision (benefit) for each of the years presented is determined in accordance with SFAS No. 109.

Income (loss) before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2005	2006	2007
United States	$36,352	$3,360	$(73,399)
Foreign	4,179	8,276	(14,154)

Income (loss) before taxes	$40,531	$11,636	$(87,553)

The components of income tax provision for continuing operations as shown in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Current income tax provision (benefit)
Federal	$—	$891	$(730)
State and local	394	(311)	14
Foreign	1,501	2,951	1,656

Total current income tax provision	1,895	3,531	940

Deferred income tax provision (benefit)
Federal	(17,576)	2,670	(5,573)
State and local	(3,838)	(329)	369
Foreign	(173)	(141)	(1,014)

Total deferred income tax provision (benefit)	(21,587)	2,200	(6,218)

Income tax provision (benefit)	$(19,692)	$5,731	$(5,278)

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

A summary of Jupitermedia’s deferred income tax assets and liabilities as of December 31, 2006 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2006	2007
Deferred income tax assets:
Net operating losses	$3,401	$4,081
Amortization and impairment of goodwill and intangible assets	12,700	13,929
Investment tax credit	—	334
Interest rate swap	—	1,294
Reserves recorded for financial reporting purposes	766	472
Stock-based compensation	966	1,759
Other	—	265

Total deferred income tax assets	17,833	22,134
Less valuation allowance	(303)	(804)

Net deferred income tax assets	17,530	21,330

Deferred income tax liabilities:
Amortization of intangible assets	(7,613)	(3,848)
Depreciation of property and equipment	(2,663)	(2,829)
Other	(525)	(163)

Total deferred income tax liabilities	(10,801)	(6,840)

Net deferred income tax assets	$6,729	$14,490

In connection with the sale of the JupiterResearch division in March 2006, Jupitermedia was able to utilize all of its capital loss carryforwards of $1.1 million. The reversal of the valuation allowance related to the capital loss carryforwards was recorded during the year ended December 31, 2006, and is included in the gain on sale of discontinued operations in the accompanying consolidated statements of operations.

In connection with the gain on the sale of the Search Engine Strategies events and the ClickZ.com network of Web sites, Jupitermedia utilized federal net operating loss carryforwards and accordingly, reversed a valuation allowance of $14.1 million related to net operating loss carryforwards during the year ended December 31, 2005.

During 2005, Jupitermedia determined that it is more likely than not that the remaining deferred income tax assets, consisting primarily of amortization and impairment of goodwill and intangible assets, will be realized. As a result, Jupitermedia recorded a reversal of the valuation allowance of $27.0 million related to its remaining deferred income tax assets during the year ended December 31, 2005. Included in this amount is $4.6 million related to income tax benefits from employee stock option exercises. The benefit for this portion of the valuation allowance reversal was credited to additional paid-in capital.

Jupitermedia has recognized tax benefits in relation to certain net operating losses from acquired companies. The reduction of the valuation allowance that was applied to goodwill in 2006 and 2007 was $1.5 million $445,000, respectively.

Tax benefits of $6.7 million, $1.1 million and $1.1 million associated with the exercise of stock options were recorded in additional paid-in capital in 2005, 2006 and 2007, respectively.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

Jupitermedia has adopted the tax law method as its accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized. This method determines the order in which deductions, carryforwards and credits are realized by Jupitermedia.

Jupitermedia’s deferred income tax assets at December 31, 2007 with respect to net operating losses expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2020 and 2025	$1,394	$4,102
United States (State), expiring between 2008 and 2025	631	12,220
Foreign, expiring between 2008 and 2013	427	2,937
Foreign, indefinite	1,629	6,166

Total	$4,081	$25,425

Jupitermedia’s domestic net operating losses are subject to limitation on future utilization under Internal Revenue Code (“IRC”) Section 382, which imposes limitations on the availability of a corporation’s net operating losses after a more than 50 percentage point ownership change occurs. All remaining net operating losses carried forward were incurred by Dynamic Graphics Group prior to being acquired by Jupitermedia. Therefore, Dynamic Graphics Group experienced 100% ownership changes during 2005. The utilization of these losses to offset Jupitermedia’s taxable income in future periods is limited to specific amounts in each year based on a formula prescribed by IRC Section 382, which formula is based on the value of the acquired loss companies as of the ownership change date. It is not expected that such limitations will restrict Jupitermedia from utilizing the net operating loss carryforwards prior to their expiration.

A reconciliation setting forth the difference between the amount of taxes computed at Jupitermedia’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Income tax expense based on federal statutory rate	$14,186	$4,021	$(29,768)
State and local tax expense, net of U.S. federal income tax	2,373	(700)	623
Change in valuation allowance	(36,459)	351	218
Non-deductible expenses	65	2,153	24,214
Foreign rate differential	(165)	(379)	(149)
Other	308	285	(416)

	$(19,692)	$5,731	$(5,278)

Non-deductible expenses relate primarily to impairment of non-deductible goodwill.

Deferred U.S. federal income taxes are not provided for unremitted foreign earnings of our foreign subsidiaries because we expect those earnings will be permanently reinvested. It is not practicable to calculate the unrecognized deferred income tax liability for temporary differences related to these investments.

On January 1, 2007, Jupitermedia adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 creates a two-step

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

approach for evaluating uncertain tax positions. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for the reversal of tax positions, and it has expanded disclosure requirements. Jupitermedia remains open for examination by the Internal Revenue Service for 2004 through 2006 and is currently under examination for 2005. The adoption of FIN 48 did not result in change to Jupitermedia’s January 1, 2007 accumulated deficit, however, it did result in an increase of $1.0 million to deferred income tax assets and an increase of $1.0 million to FIN 48 liability. As of December 31, 2007, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities in the consolidated balance sheet was $162,000 and $34,000, respectively. Penalties and tax-related interest expense of $34,000 and $120,000, respectively, are reported as a component of income tax expense in the consolidated statements of operations for the year ended December 31, 2007.

Jupitermedia conducts business globally and, as a result, Jupitermedia or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Through the normal course of business, Jupitermedia is subject to examination by taxing authorities throughout the world.

It is reasonably possible that a reduction in a range up to $1.0 million of unrecognized income tax benefits may occur within the next 12 months as a result of projected resolutions of worldwide tax disputes.

A reconciliation of our beginning and ending unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2007	$1,188
Gross additions expensed related to income tax positions taken in prior year	131

Balance at December 31, 2007	$1,319

As of January 1, 2007 and December 31, 2007, the total amount of unrecognized tax benefits was $1.2 million and $1.3 million, respectively, of which $1.3 million would affect the effective tax rate, if recognized, as of December 31, 2007.

13. COMMITMENTS AND CONTINGENCIES

Jupitermedia has entered into various operating leases for each of its office facilities. Generally under the lease agreements, Jupitermedia is obligated to pay a proportionate share of all operating costs for these premises. Rent expense, net of sublease income, for leased facilities was $1.7 million, $2.5 million and $2.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2008	$2,991
2009	2,243
2010	1,770
2011	933
2012	801
Thereafter	201

Total minimum payments	$8,939

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2007 are $35,000.

Jupitermedia has an employment agreement with its President and Chief Operating Officer that provides for twelve months of severance to be paid upon termination.

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, Jupitermedia and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion is completed, and oral argument was held on the motion in December 2007. The Court has not yet ruled on the motion.

On or about August 31, 2007, Wayne Grabein brought a claim against Jupiterimages Corporation d/b/a clipart.com (“Jupiterimages”) for alleged violation of the Fair Credit Reporting Act (“FCRA”) as amended by the Fair and Accurate Credit Transaction Act (“FACTA”). Specifically, Mr. Grabein alleges in his complaint that Jupiterimages violated FACTA by “providing and/or printing” prohibited information on a purported receipt allegedly provided to Mr. Grabein. Mr. Grabein seeks nationwide class action certification for all individuals who have received similar receipts. Mr. Grabein also seeks to recover for himself and the defined class for alleged willful violations of FACTA: statutory damages; punitive damages; cost and attorneys’ fees; interest as permitted by law; and a permanent injunction. Jupiterimages has denied the allegations in the complaint and asserted numerous affirmative defenses. The Court has issued a scheduling order setting the case for jury trial in September 2008. No motion for class certification has been filed yet. The parties are currently engaged in discovery.

Jupitermedia is subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

14. EMPLOYEE BENEFIT PLAN

Jupitermedia has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Jupitermedia may also make contributions each year for the benefit of all eligible employees under the plan. Discretionary contributions to the plan totaled $211,000, $419,000 and $471,000 in 2005, 2006 and 2007, respectively.

15. STOCK INCENTIVE PLAN

In April 1999, Jupitermedia established a stock incentive plan under which Jupitermedia may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors. In June 2006,

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

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

Each stock option granted in 2007 has a five or ten year term from date of grant. Stock options granted prior to 2007 have a ten year term from date of grant except for options granted to the Chairman and Chief Executive Officer, which have a five year term. Stock option grants vest equally on each of the first three anniversaries of their respective grant dates. The stock incentive plan will terminate on April 15, 2009. As of December 31, 2007, there were 1,664,679 options remaining for future issuance under the stock incentive plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2005	2006	2007
Risk-free interest rate	3.93%	4.98%	4.13%
Expected life (in years)	3	4.5	3.7
Dividend yield	0%	0%	0%
Expected volatility	58%	56%	66%

The expected stock price volatility is based on the historical volatility of Jupitermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options was calculated using the simplified method for 2007 options. Jupitermedia previously had issued options with a life of ten years. The options issued in 2007 were for five years. Due to this change, we did not have historical exercise data to provide a reasonable basis upon which to estimate the expected term. As a result the company has applied the simplified method, which entails averaging the life of the option with the vesting period.

The weighted-average grant date fair value of options granted during the years 2005, 2006 and 2007 was $8.22, $7.04 and $2.93, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007, was $10.9 million, $7.9 million and $1.1 million, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2006	1,124,930	$14.60
Granted	1,478,150	5.91
Vested	(603,446)	13.86
Forfeited	(149,137)	9.44

Outstanding nonvested shares at December 31, 2007	1,850,497	$8.31

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

The following table summarizes option activity during the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	4,751,974	$10.96
Granted	1,478,150	5.91
Exercised	(316,324)	3.73
Forfeited or expired	(496,370)	13.01

Outstanding at December 31, 2007	5,417,430	$9.81	5.66	$931

Vested and expected to vest at December 31, 2007	5,065,836	$9.92	5.66	$931

Exercisable at December 31, 2007	3,566,933	$10.59	5.65	$931

The aggregate intrinsic value in the table above is before income taxes, based on Jupitermedia’s closing stock price of $3.82 as of December 31, 2007.

Total stock-based compensation expense recognized in continuing and discontinued operations, net of forfeitures, was $3.7 million and $177,000, respectively, for the year ended December 31, 2006. Total stock-based compensation recognized in continuing operations, net of forfeitures, for the year ended December 31, 2007 was $3.0 million.

As of December 31, 2007, there was $5.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of thirteen months.

Jupitermedia received $8.0 million, $2.8 million and $1.2 million from the exercise of stock options during the years ended December 31, 2005, 2006 and 2007, respectively.

Cash provided by operating activities decreased and cash provided by financing activities increased by $1.1 million related to excess tax benefits from stock-based payment arrangements for the years ended December 31, 2006 and 2007.

16. RELATED PARTY TRANSACTIONS

During 2005 and 2006, I-Venture Management LLC, a wholly-owned subsidiary of Jupitermedia, served as the managing member of internet.com Venture Fund I LLC. Certain directors and officers of Jupitermedia also served as directors and officers of I-Venture Management LLC. During 2006, internet.com Venture Fund I LLC was dissolved.

During 2005, Jupitermedia’s Board of Directors granted lifetime post-employment medical benefits to Jupitermedia’s Chairman and Chief Executive Officer and his spouse. The cost accrued for these benefits for years ended December 31, 2005, 2006 and 2007 was $35,000, $69,000 and $69,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

17. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the 2006 consolidated financial statements, Jupitermedia determined that it had incorrectly accounted for income taxes related to purchase accounting with respect to certain of its acquisitions during the second quarter of 2006. Under the provisions of SFAS No. 109, if a valuation allowance is recognized for a deferred income tax asset of an acquired entity’s operating loss carryforwards at the date of acquisition, the tax benefits for those items are first recognized as a reduction to goodwill, then as a reduction to other identifiable intangible assets and then to the income tax provision. During the second quarter of 2006, Jupitermedia incorrectly recognized the tax benefit related to the reversal of a valuation allowance related to an acquisition through the income tax provision instead of reducing goodwill. In addition, Jupitermedia identified certain other adjustments related to deferred income tax assets and liabilities, income taxes payable and goodwill as a result of incorrectly accounting for the tax effects of certain purchase accounting adjustments as well as corrections related to foreign currency transactions that reclassified foreign currency transaction gains and losses from accumulated other comprehensive income (loss) in the consolidated balance sheet to income (loss) on investments and other, net in the consolidated statement of operations. As a result, Jupitermedia has restated its consolidated balance sheet as of December 31, 2006, and its consolidated statement of operations, consolidated statement of cash flows and consolidated statement of changes in stockholders’ equity for the year ended December 31, 2006 along with its 2006 and 2007 quarterly financial summary data reflected in note 18.

The restatement also reflects the effect of previously unrecorded adjustments related to income taxes that were previously determined to be immaterial.

The following tables show the effects of these restatements on our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended December 31, 2006 (in thousands):

	Consolidated Balance Sheet
December 31, 2006	Previously Reported	Adjustments	Restated
Prepaid expenses and other current assets	$2,601	$748	$3,349
Deferred income taxes	3,350	876	4,226
Total current assets	40,138	1,624	41,762
Goodwill	199,010	(3,507)	195,503
Deferred income taxes	2,147	356	2,503
Total assets	332,190	(1,527)	330,663
Accrued expenses and other current liabilities	14,469	991	15,460
Total current liabilities	52,288	991	53,279
Total liabilities	102,368	991	103,359
Additional paid-in capital	261,666	(132)	261,534
Accumulated deficit	(33,888)	(1,635)	(35,523)
Accumulated other comprehensive income	1,793	(751)	1,042
Total stockholders’ equity	229,822	(2,518)	227,304
Total liabilities and stockholders’ equity	332,190	(1,527)	330,663

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

	Consolidated Statement of Operations
Year ended December 31, 2006	Previously Reported	Adjustments	Restated
Income (loss) on investments and other, net	$(308)	$471	$163
Income before income taxes, minority interest and equity income (loss) from investments, net	10,943	471	11,414
Provision for income taxes	3,625	2,106	5,731
Income from continuing operations	7,540	(1,635)	5,905
Net income	13,124	(1,635)	11,489

Basic earnings per share:
Income from continuing operations	$0.21	$(0.04)	$0.17
Net income	$0.37	$(0.05)	$0.32

Diluted earnings per share:
Income from continuing operations	$0.21	$(0.05)	$0.16
Net income	$0.36	$(0.04)	$0.32

	Consolidated Statement of Cash Flows
Year ended December 31, 2006	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Income from continuing operations	$7,540	$(1,635)	$5,905
Income (loss) on investments and other, net	308	(471)	(163)
Deferred income taxes	1,665	2,275	3,940
Excess tax benefit from stock-based compensation	(1,273)	132	(1,141)
Prepaid expenses and other current assets	72	(1,206)	(1,134)
Accounts payable and other accrued liabilities	(11,325)	1,037	(10,288)
Net cash provided by operating activities	13,448	132	13,580
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	1,273	(132)	1,141
Net cash provided by financing activities	7,692	(132)	7,560

Jupitermedia Corporation

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2005, 2006 and 2007

18. QUARTERLY FINANCIAL SUMMARY (unaudited)

Jupitermedia’s management and the Audit Committee of the Board of Directors concluded to restate previously issued financial statements (see note 17). Accordingly the quarters for 2007 and 2006 are affected as disclosed below (in thousands, except per share data):

	Quarter
	First			Second
2006	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Revenues	$33,941	$—	$33,941	$35,026	$—	$35,026
Operating income	$5,695	$—	$5,695	$4,359	$—	$4,359
Net income	$9,191	$227	$9,418	$2,421	$(1,785)	$636
Basic earnings per share (a)	$0.26	$0.01	$0.27	$0.07	$(0.05)	$0.02
Diluted earnings per share	$0.25	$0.01	$0.26	$0.07	$(0.05)	$0.02

	Third			Fourth
2006	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Revenues	$33,784	$—	$33,784	$34,779	$—	$34,779
Operating income	$3,657	$—	$3,657	$2,638	$—	$2,638
Net income	$1,010	$34	$1,044	$502	$(111)	$391
Basic earnings per share (a)	$0.03	$—	$0.03	$0.02	$(0.01)	$0.01
Diluted earnings per share	$0.03	$—	$0.03	$0.02	$(0.01)	$0.01

	Quarter
	First			Second
2007	Previously Reported	Adjustments	Restated	Previously Reported	Adjustments	Restated
Revenues	$34,771	$—	$34,771	$34,669	$—	$34,669
Operating income (loss)	$313	$—	$313	$2,237	$—	$2,237
Net income (loss)	$(1,041)	$313	$(728)	$619	$(233)	$386
Basic earnings (loss) per share (a)	$(0.03)	$0.01	$(0.02)	$0.02	$(0.01)	$0.01
Diluted earnings (loss) per share (b)	$(0.03)	$0.01	$(0.02)	$0.02	$(0.01)	$0.01

	Third			Fourth
2007	Previously Reported	Adjustments	Restated	Reported
Revenues	$34,766	$—	$34,766	$36,128
Operating income (loss)	$2,054	$—	$2,054	$(85,234)
Net income (loss)	$(534)	$20	$(514)	$(81,419)
Basic (loss) per share (a)	$(0.01)	$—	$(0.01)	$(2.26)
Diluted (loss) per share (b)	$(0.01)	$—	$(0.01)	$(2.26)

(a)	Basic earnings (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly basic earnings (loss) per share amounts does not equal the total for the year in 2006 and 2007.
(b)	Diluted earnings (loss) per share is computed independently for each of the periods presented. Accordingly, the sum of the quarterly diluted earnings (loss) per share amounts does not equal the total for the year in 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, the company’s disclosure controls and procedures were not effective as of December 31, 2007.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Jupitermedia Corporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal controls over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting. Based on this assessment, management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2007, based on the criteria in that framework due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Income Taxes—The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the tax provision and related current or deferred income tax asset and liability accounts were accurate, recorded in the proper period and determined in accordance with generally accepted accounting principles. Specifically, the Company failed to (i) analyze and reconcile certain deferred income tax accounts resulting from purchase accounting and (ii) determine the appropriate accounting for the subsequent reversal of a valuation allowance recognized on operating loss carryforwards at acquisition date. This material weakness resulted in accounting errors, which resulted in corrections to previously reported 2006 and 2007 interim financial statements, and 2006 annual financial statement amounts and corrections prior to the issuance of the consolidated financial statements for the year ended December 31, 2007.

Financial Reporting Close Process—The Company’s processes, procedures and controls related to the financial reporting close process were not effective to ensure that the consolidated financial statements were appropriately recorded in accordance with generally accepted accounting principles. Specifically, the Company’s procedures and controls over the timely review and monitoring of certain goodwill and intercompany balances recorded at foreign subsidiaries and the procedures relating to the preparation and review of its statement of cash flows and goodwill impairment calculation were ineffective. A material weakness in the financial close and reporting process could have an effect on the reliability of our financial reporting and could result in us not being able to meet our regulatory filing deadlines. This material weakness resulted in corrections prior to the issuance of the Company’s annual consolidated financial statements as of and for the year ended December 31, 2007.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mediabistro, whose financial statements reflect total assets, net assets, revenues and net income constituting 8%, 12%, 3% and 1%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2007. Management did not assess the effectiveness of internal control over financial reporting at Mediabistro because the Company recently acquired this business on July 18, 2007.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, have also issued an attestation report on internal control over financial reporting, which is included herein on page 40.

April 2, 2008

(c) Changes in Internal Controls. Other than the material weaknesses noted above, no change in our internal controls over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Over the past few years the Company has outsourced preparation of the calculation of its quarterly and annual tax provisions, including tax calculations related to purchase accounting, and its tax compliance to an external expert. In order to remediate previously identified significant deficiencies related to accounting for income taxes, the Company requested that its external expert add more technical resources to its team. Additionally, early in 2008, the Company hired an internal Tax Director, who has experience in accounting for income taxes.

The Company has developed the following plan to remediate the material weakness in income taxes identified above.

•

Hire additional personnel trained and experienced in income tax accounting, particularly in the area of purchase accounting. Management recognizes that a tax department, staffed with the appropriate tax accounting expertise, is important for the Company to maintain effective internal controls on an ongoing basis;

•	Evaluate and, if necessary, supplement the resources provided by our external expert;

•

Improve documentation and institute more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues, particularly in the area of purchase accounting;

•	Accelerate the timing of certain tax review activities during the financial statement closing process.

The Company has developed the following plan to remediate the material weakness in the financial reporting close process.

•

Hire additional personnel trained and experienced in accounting and financial reporting. Management recognizes that a finance department, staffed with the appropriate accounting and reporting expertise, is important for the Company to maintain effective internal controls on an ongoing basis;

•	Accelerate the implementation of a company wide financial software system that will include all of its foreign subsidiaries and will enhance its financial reporting process;

•

Accelerate the timing of certain review and monitoring activities during the financial statement closing process, specifically as it relates to the statement of cash flows, foreign intercompany balances and goodwill impairment calculations;

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and our financial reporting close process and will, over time, address the related material weaknesses that we identified as of December 31, 2007. However, because the remedial actions relate to the hiring of personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.

(e) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jupitermedia Corporation

Darien, Connecticut

We have audited Jupitermedia Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mediabistro.com Inc., which was acquired on July 17, 2007 and whose financial statements constitutes 12% and 8% of net and total assets, respectively, 3% of revenues, and 1% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Mediabistro.com Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

As described in Management’s Annual Report in Internal Control Over Financial Reporting, the Company did not maintain effective internal control over financial reporting relating to the accounting for income taxes and relating to the financial reporting close process.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated April 2, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109,” effective January 1, 2007.

/s/    Deloitte & Touche LLP

Stamford, Connecticut

April 2, 2008

ITEM 9B. OTHER INFORMATION.

Jupitermedia restated certain of its financial statements (as described more fully in note 17 of the consolidated financial statements) and recorded a non-cash impairment charged related to the write-down of goodwill and intangible assets in the fourth quarter of 2007. Jupitermedia has received consents from the requisite Lenders under the Credit Agreement in respect of any breaches of representation, warranty and covenant under the Credit Agreement resulting from the restatement referred to in note 17 of the consolidated financial statements and the non-cash impairment of goodwill and intangible assets in the fourth quarter of 2007. Jupitermedia is currently in compliance with its obligations under the Credit Agreement, including its debt covenants thereunder.

As Jupitermedia disclosed in its Notification of Late Filing on Form 12b-25 filed with the Securities and Exchange Commission on March 18, 2008, Jupitermedia was not able to file its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) in a timely manner because of the restatement referred to above and described more fully in note 17 of the consolidated financial statements. On April 1, 2008, Jupitermedia notified The NASDAQ Stock Market (“NASDAQ”) that it was unable to file the 2007 Form 10-K by the extended filing date under Rule 12b-25 of the Exchange Act due to its ongoing review of its accounting for income taxes related to purchase accounting with respect to certain of its acquisitions during the second quarter of 2006. Timely filing of periodic reports is a requirement for continued listing under NASDAQ Marketplace Rule 4310(c)(14). As of April 4, 2008, Jupitermedia has filed its 2007 Form 10-K and is in compliance with its requirements for continued listing under NASDAQ Marketplace Rule 4310(c)(14).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008. Jupitermedia has adopted a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, the text of which it has posted on its Web site www.jupitermedia.com.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to Jupitermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See Jupitermedia Corporation—Index to Consolidated Financial Statements at Item 8 on page 39 of this report.

(2) Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts

(3) Index to Exhibits

Exhibit Number	Description
2.1	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant. (1)

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended. (2)

3.2	Registrant’s Amended and Restated Bylaws, as amended. (3)

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock. (1)

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers. (1)

10.2†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of June 7, 2006). (19)

10.3†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998. (1)

10.4†	Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998. (1)

10.5	Asset Purchase Agreement, by and among Jupitermedia Corporation, Jupiter Media Metrix, Inc. and Jupiter Communications Inc., dated as of June 20, 2002. (4)

10.6	Stock Purchase Agreement, by and between ArtToday, Inc. and Jupitermedia Corporation, dated as of June 24, 2003. (5)

10.7	Asset Purchase Agreement, by and between DevX.com, Inc. and Jupitermedia Corporation, dated as of July 11, 2003. (6)

10.8	Asset Purchase Agreement, dated as of April 1, 2004, by and among Jupitermedia Corporation, Comstock, Inc. and, with regard to certain provisions, Henry Scanlon, Matthias Bowman, Judy Curiale, Michael Stuckey and Edward Gronske. (7)

10.9	Asset Purchase Agreement, dated July 28, 2004, between Thinkstock, LLC and ArtToday, Inc., a wholly owned subsidiary of Jupitermedia Corporation. (8)

10.10	Share Purchase Agreement, dated November 12, 2004, between Hemera Technologies Inc. and Jupiterimages Corporation, a wholly-owned subsidiary of Jupitermedia Corporation (9)

10.11	Equity Purchase Agreement, dated as of February 12, 2005, by and among Jupitermedia Corporation, Jupiterimages Corporation, Creatas, L.L.C., Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation and the members of certain sellers identified on the signature pages thereto. (10)

Exhibit Number	Description
10.12	Credit Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender, and such other financial institutions as may from time to time become party thereto as lenders. (10)

10.13	Guaranty Agreement, dated March 7, 2005, among Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc. and PictureQuest Acquisition Company, L.L.C., as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. (10)

10.14	Security Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent. (10)
10.15	Pledge Agreement, dated March 7, 2005, among Jupitermedia Corporation, as borrower, Jupiterimages Corporation, MCG Finance Corporation IH, Creatas, L.L.C., Dynamic Graphics, Inc., PictureQuest Acquisition Company, L.L.C. and JPMorgan Chase Bank, N.A., as Administrative Agent (10)

10.16	Registration Rights Agreement, dated as of March 7, 2005, by and among Jupitermedia Corporation, Moffly-Creatas Investors, LLC, Creatas Management Investors LLC, MCG Capital Corporation, David Moffly and Stoneybrook Creatas Investors. (10)

10.17	Stock Purchase Agreement, dated as of June 30, 2005, by and among Jupiterimages Corporation, Jeffrey Burke and Lorraine Triolo. (11)

10.18	Amended and Restated Credit Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as lender, and such other financial institutions as may from time to time become party thereto as lenders. (12)

10.19	Amended and Restated Guaranty Agreement, dated July 18, 2005, by and among Jupitermedia Corporation’s material subsidiaries party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as administrative agent. (12)

10.20	Amended and Restated Security Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, the material subsidiaries party thereto and JPMorgan Chase Bank, N.A., as administrative agent (12)

10.21	Amended and Restated Pledge Agreement, dated July 18, 2005, by and among Jupitermedia Corporation, as borrower, the material subsidiaries party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (12)

10.22	Asset Purchase Agreement, dated as of August 2, 2005, by and between Jupitermedia Corporation and Incisive Media plc. (13)

10.23	First Amendment, Waiver and Consent, dated as of October 5, 2005 by and among Jupitermedia Corporation and JPMorgan Chase Bank, N.A., as administrative agent and lender (14)

10.24	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Bananastock Limited, dated October 13, 2005, by and between Catherine Sara Yeulet and Jupiterimages (UK) Limited. (15)

10.25	Credit Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, LaSalle Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, JPMorgan Chase Bank, N.A., as Administrative Agent and as Lender, and such other financial institutions as may from time to time become party thereto as lenders. (16)

10.26	Guaranty Agreement, dated December 22, 2005, by and among Jupitermedia Corporation’s Material Subsidiaries party thereto as guarantors in favor of JPMorgan Chase Bank, N.A., as Administrative Agent. (16)

Exhibit Number	Description
10.27	Security Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, the Material Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (16)

10.28	Pledge Agreement, dated December 22, 2005, by and among Jupitermedia Corporation, as borrower, the Material Subsidiaries party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (16)

10.29	Asset Purchase Agreement, dated as of December 23, 2005, by and among Jupiterimages Corporation, an Arizona corporation, VA Software Corporation, a Delaware corporation, and Animation Factory, Inc., a Delaware corporation and wholly-owned subsidiary of VA Software Corporation. (16)

10.30	Asset Purchase Agreement, dated as of March 28, 2006, by and among Jupitermedia Corporation, a Delaware corporation, internet.com Limited, an entity organized under the laws of England and Wales, Jupitermedia GmbH, an entity organized under the laws of Germany and JupiterResearch, LLC, a Delaware limited liability company. (17)

10.31	Amendment No. 1, dated as of March 28, 2006 to the Credit Agreement among Jupitermedia Corporation, a Delaware corporation, the Lenders party thereto, LaSalle Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (as amended, supplemented or otherwise modified from time to time) (17)

10.32	Amendment No. 2, dated as of November 7, 2006 to the Credit Agreement among Jupitermedia Corporation, a Delaware corporation, the Lenders party thereto, LaSalle Bank National Association, as syndication agent, KeyBank National Association, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (as amended, supplemented or otherwise modified from time to time). (18)

10.33	Indemnification Agreement, dated May 3, 2007, entered into between Jupitermedia Corporation and Donald J. O’Neill. (20)

10.34	Credit Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent, and Citizens Bank, N.A., as Syndication Agent. (21)

10.35	Guaranty of Payment Agreement, dated July 12, 2007, among Jupiterimages Corporation as guarantor in favor of KeyBank National Association, as Administrative Agent. (21)

10.36	Guaranty of Payment Agreement, dated July 12, 2007, among I-Venture Management LLC as guarantor in favor of KeyBank National Association, as Administrative Agent. (21)

10.37	Guaranty of Payment Agreement, dated July 12, 2007, among Workbook, Inc. as guarantor in favor of KeyBank National Association, as Administrative Agent. (21)

10.38	Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank National Association, as Administrative Agent. (21)

10.39	Security Agreement, dated July 12, 2007, among I-Venture Management LLC as pledgor and KeyBank National Association, as Administrative Agent. (21)

10.40	Security Agreement, dated July 12, 2007, among Workbook, Inc. as pledgor and KeyBank National Association, as Administrative Agent. (21)

10.41	Intellectual Property Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank National Association, as Administrative Agent. (21)

Exhibit Number	Description
10.42	Intellectual Property Security Agreement, dated July 12, 2007, among Jupitermedia Corporation as borrower and KeyBank National Association, as Administrative Agent. (21)

10.43	Pledge Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower and KeyBank National Association, as Administrative Agent. (21)

10.44	Pledge Agreement, dated July 12, 2007, among Jupiterimages Corporation, as pledgor and KeyBank National Association, as Administrative Agent. (21)

10.45	Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company. (22)

11.1	Statement Regarding Computation of Per Share Earnings (included in notes to financial statements)

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-76331) filed on May 19, 1999
(2)	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
(3)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 14, 2007.
(4)	Incorporated herein by reference to the Registrant’s Form 10-Q filed on August 14, 2002.
(5)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2003.
(6)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 16, 2003.
(7)	Incorporated herein by reference to the Registrant’s Form 8-K filed on April 2, 2004.
(8)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 2, 2004.
(9)	Incorporated herein by reference to the Registrant’s Form 8-K filed on November 18, 2004.
(10)	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 9, 2005.
(11)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 1, 2005.
(12)	Incorporated herein by reference to the Registrant’s Form 8-K filed on July 20, 2005.
(13)	Incorporated herein by reference to the Registrant’s Form 8-K filed on August 2, 2005.
(14)	Incorporated herein by reference to the Registrant’s Form 8-K filed on October 12, 2005.
(15)	Incorporated herein by reference to the Registrant’s Form 8-K filed on October 19, 2005.
(16)	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 28, 2005.
(17)	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2006.
(18)	Incorporated herein by reference to the Registrant’s Form 8-K filed on November 13, 2006.
(19)	Incorporated herein by reference to the Registrant’s Form 10-Q/A filed on February 8, 2007.
(20)	Incorporated herein by reference to the Registrant’s Form 8-K Filed on May 4, 2007.
(21)	Incorporated herein by reference to the Registrant’s Form 8-K Filed on July 18, 2007.
(22)	Incorporated herein by reference to the registrant’s Form 8-K Filed on July 20, 2007.
†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 3, 2008

Jupitermedia Corporation

By:	/S/ ALAN M. MECKLER
Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2008

/S/ CHRISTOPHER S. CARDELL Christopher S. Cardell	President, Chief Operating Officer and Director	April 3, 2008

/S/ DONALD J. O’NEILL Donald J. O’Neill	Vice President and Chief Financial Officer	April 3, 2008

/S/ GILBERT F. BACH Gilbert F. Bach	Director	April 3, 2008

/S/ MICHAEL J. DAVIES Michael J. Davies	Director	April 3, 2008

/S/ JOHN R. PATRICK John R. Patrick	Director	April 3, 2008

/S/ WILLIAM A. SHUTZER William A. Shutzer	Director	April 3, 2008

Schedule II—Valuation and Qualifying Accounts

Jupitermedia Corporation

(in thousands)

Description	Balance at December 31, 2004	Deductions Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2005	Additions (Deductions) Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2006	Additions (Deductions) Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2007
Allowance for doubtful accounts	$966	$(4)	$1,016	$(43)	$1,935	$557	$—	$(378)	$2,114	$(310)	$643	$(421)	$2,026
Deferred tax asset valuation allowance	42,139	(36,459)	1,564	(4,592)	2,652	303	—	(2,652)	303	218	728	(445)	804