Form 10-Q
period 2008-03-31
JUPITERMEDIA CORP
filed 2008-05-12
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 6, 2008 was 36,032,152 .

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2007 and March 31, 2008

(in thousands, except share and per share amounts)

	December 31, 2007	March 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,301	$10,270
Accounts receivable, net of allowances of $2,026 and $1,800, respectively	25,689	25,859
Prepaid expenses and other current assets	5,797	5,566
Deferred income taxes	1,441	1,556

Total current assets	40,228	43,251

Property and equipment, net of accumulated depreciation of $17,364 and $18,935, respectively	13,022	13,679
Intangible assets, net	74,002	72,060
Goodwill	139,813	140,465
Deferred income taxes	13,049	14,354
Investments and other assets	2,575	2,477

Total assets	$282,689	$286,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,153	$7,813
Accrued payroll and related expenses	3,383	4,054
Accrued expenses and other current liabilities	11,822	12,265
Current portion of long-term debt	750	750
Deferred revenues	15,121	16,157

Total current liabilities	38,229	41,039

Long-term debt	83,375	83,188
Deferred revenues	507	455
Other long-term liabilities	3,586	5,647

Total liabilities	125,697	130,329

Commitments and contingencies (see note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 36,029,651 and 36,032,152 shares issued, respectively	360	360
Additional paid-in capital	266,858	267,550
Accumulated deficit	(117,798)	(118,908)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	7,678	7,061

Total stockholders’ equity	156,992	155,957

Total liabilities and stockholders’ equity	$282,689	$286,286

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2007 (as restated) and 2008

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007 Restated See note 12	2008
Revenues	$34,771	$34,546

Cost of revenues (exclusive of items shown separately below)	14,802	14,872
Advertising, promotion and selling	7,100	7,455
General and administrative	8,390	7,563
Depreciation	1,062	1,251
Amortization	3,104	3,951

Total operating expenses	34,458	35,092

Operating income (loss)	313	(546)
Other income (loss), net	(25)	831
Interest income	40	76
Interest expense	(1,473)	(1,726)

Loss before income taxes and minority interests	(1,145)	(1,365)
Benefit for income taxes	(458)	(259)
Minority interests, net	(41)	(4)

Net loss	$(728)	$(1,110)

Basic loss per share	$(0.02)	$(0.03)

Basic weighted average number of common shares outstanding	35,804	36,032

Diluted loss per share	$(0.02)	$(0.03)

Diluted weighted average number of common shares outstanding	35,804	36,032

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2008

(in thousands)

	Three Months Ended March 31,
	2007 Restated See note 12	2008
Cash flows from operating activities:
Net loss	$(728)	$(1,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,166	5,202
Stock-based compensation	855	685
Benefit for losses on accounts receivable	(4)	(255)
Minority interests	41	4
Other loss, net	25	—
Amortization of debt issuance costs	—	97
Deferred income taxes	134	(540)
Excess tax benefit from stock-based compensation	(278)	—
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable	(1,310)	441
Prepaid expenses and other assets	(1,055)	437
Accounts payable and accrued expenses and other liabilities	3,568	591
Deferred revenues	896	944

Net cash provided by operating activities	6,310	6,496

Cash flows from investing activities:
Purchases of property and equipment	(1,421)	(1,420)
Acquisitions of businesses, images and other	(6,125)	(1,659)
Proceeds from sales of assets and other	47	—

Net cash used in investing activities	(7,499)	(3,079)

Cash flows from financing activities:
Borrowings under credit facilities	3,000	—
Debt issuance costs	—	(14)
Repayment of borrowings under credit facilities	(5,000)	(188)
Proceeds from exercise of stock options	990	7
Excess tax benefit from stock-based compensation	278	—

Net cash used in financing activities	(732)	(195)

Effects of exchange rates on cash and cash equivalents	60	(253)

Net change in cash and cash equivalents	(1,861)	2,969
Cash and cash equivalents, beginning of period	8,891	7,301

Cash and cash equivalents, end of period	$7,030	$10,270

Supplemental disclosures of cash flow:
Cash paid for income taxes	$268	$(359)

Cash paid for interest	$1,276	$1,732

Non-cash investing activities:
Acquisitions of long-lived assets	$—	$682

See notes to consolidated condensed financial statements.

Jupitermedia Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2008

(unaudited)

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, one of the leading images companies in the world with over 10.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com. The JupiterOnlineMedia division of Jupitermedia includes five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia also includes the STEP Inside Design and Dynamic Graphics print magazines. In addition, JupterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events, which produce offline conferences and trade shows focused on IT and business-specific topics.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of Jupitermedia and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Jupitermedia has currently chosen not to adopt SFAS No. 159 for its existing financial instruments.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and, therefore, will not impact Jupitermedia’s financial statements upon adoption. SFAS No. 141(R) makes significant changes to the accounting for business combinations, including, but not limited to:

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

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110, which, effective January 1, 2008, amends and replaces SAB No. 107, “Share-Based Payment”. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The expected life of an option takes into consideration the history of similar options. Jupitermedia issued options in 2007 and 2008 with a life of five years, whereas similar options were previously granted with a life of 10 years. Therefore, Jupitermedia feels that the “simplified method” for determining the expected life of the options is appropriate since they do not have the historical data to consider in determining the expected life of the newly granted options. The adoption of SAB No. 110 did not have an impact on the consolidated financial position, results of operations or cash flows of Jupitermedia.

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

Effective January 1, 2008, Jupitermedia adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In July 2007, Jupitermedia entered into a derivative interest rate swap, which has been designated as a cash flow hedge (See note 7). The initial fair value of this instrument was determined by Jupitermedia’s counterparties using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to its instrument. Jupitermedia continues to value this security based on quotes from its counterparties. Since the inputs used to value this option contract are observable, Jupitermedia has classified them as level 2 inputs. There was no ineffectiveness relating to the interest rate swap for the three months ended March 31, 2008, with all of the unrecognized loss being recorded in accumulated other comprehensive income in stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Jupitermedia is currently evaluating whether the adoption of SFAS No. 157, for items within the scope of FSP FAS No. 157-2, will have an impact on its consolidated financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivatives instruments; how derivatives instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s consolidated financial statements. SFAS No. 161 requires that objectives for using derivative instruments to be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivatives instruments and their gain and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements on both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. SFAS No. 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivatives. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. Jupitermedia is currently evaluating whether the adoption of SFAS No. 161 will have an impact on its consolidated financial statements.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS No. 123R”), Jupitermedia must recognize the compensation expense for equity awards over the vesting period based on their grant-date fair value.

Total stock-based compensation recognized in operations for the three months ended March 31, 2007 and 2008 are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2007	2008
Stock-based compensation	$855	$685

Jupitermedia uses the Black-Scholes pricing model to estimate the fair value of stock-based awards with assumptions evaluated and revised, if necessary, to reflect market conditions.

Stock options exercised and granted during the three months ended March 31, 2008 were immaterial.

5. COMPUTATION OF LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted loss per share for the three months ended March 31, 2007 and 2008 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2008
Net loss	$(728)	$(1,110)

Basic weighted average number of common shares outstanding	35,804	36,032
Effect of dilutive stock options	—	—

Total basic weighted average number of common shares and dilutive stock options	35,804	36,032

Loss Per Share:
Basic net loss	$(0.02)	$(0.03)

Diluted net loss	$(0.02)	$(0.03)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2007	2008
Number of anti-dilutive stock options	4,243	5,341
Weighted average exercise price	$11.14	$9.80

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill include the preliminary allocation of the purchase price relating to the acquisition of Mediabistro.com Inc. Jupitermedia is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to the acquisition is subject to refinement.

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$53,383	$(12,242)	$41,141
Supplier and contributor contracts	15,462	(5,639)	9,823
Customer and distributor relationships	10,135	(2,974)	7,161
Web site development costs	7,711	(4,750)	2,961
Trademarks	4,457	(3,454)	1,003
Non-compete agreements	1,780	(909)	871
Content development costs	570	—	570

Total	$93,498	$(29,968)	$63,530

	March 31, 2008
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$54,704	$(13,909)	$40,795
Supplier and contributor contracts	15,669	(6,555)	9,114
Customer and distributor relationships	10,211	(3,704)	6,507
Web site development costs	8,161	(5,344)	2,817
Trademarks	4,607	(3,602)	1,005
Non-compete agreements	1,865	(1,161)	704
Content development costs	570	(48)	522

Total	$95,787	$(34,323)	$61,464

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over seven and fifteen years, customer and distributor relationships are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks and content development costs are amortized over three years. Supplier and contributor contracts are amortized over seven years. Non-compete agreements are amortized over the period of the agreements ranging from one to three years.

Amortization expense related to intangible assets subject to amortization was $3.1 million and $4.0 million for the three months ended March 31, 2007 and 2008, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2008, is expected to be as follows (in thousands):

Year Ending December 31,
2008	$10,208
2009	12,689
2010	11,274
2011	6,043
2012	4,482
Thereafter	16,768

$61,464

Unamortized Intangible Assets

	December 31, 2007	March 31, 2008
Domain names	$10,472	$10,596

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2008, are as follows (in thousands):

	Online Images	Online Media	Total
Balance as of December 31, 2007	$116,179	$23,634	$139,813
Purchase accounting adjustments	—	52	52
Effect of foreign currency	600	—	600

Balance as of March 31, 2008	$116,779	$23,686	$140,465

7. DEBT AND DERIVATIVE INSTRUMENT

Jupitermedia is party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among Jupitermedia, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for a $115.0 million senior credit facility. The senior credit facility is comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. The future minimum payments under the Credit Agreement are $562,500 for the remainder of the year ended December 31, 2008, $750,000 each year for the years ended December 31, 2009 through December 31, 2011, $10.2 million for the year ended December 31, 2012 and $70.9 million thereafter. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of March 31, 2008 is reflected in the unaudited consolidated condensed balance sheets. Jupitermedia made one quarterly debt payment on its term loan totaling $187,500 during the three months ended March 31, 2008.

Pursuant to the Credit Agreement, Jupitermedia also entered into a derivative interest rate swap that is to mature in July 2013, which has been designated as a cash flow hedge. The objective of the hedge is to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. Under this agreement, Jupitermedia receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 5.58% on the notional amount.

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

At December 31, 2007 and March 31, 2008, the fair value of the interest rate swap was $3.4 million and $5.4 million, respectively, and is recorded as other long-term liabilities in Jupitermedia’s consolidated condensed balance sheets. During the three months ended March 31, 2008, the effective portion of the change in fair value of the interest rate swap of $1.3 million, net of tax of $794,000, was recorded as an unrecognized loss in accumulated other comprehensive income in stockholders’ equity and there was no ineffective portion.

8. SEGMENT INFORMATION

Jupitermedia has two reportable segments: Online images and Online media. The following tables summarize the results of the segments of Jupitermedia for the three months ended March 31, 2007 and 2008. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, RoyaltyFreeMusic.com, JupiterGreetings.com, eStockMusic.com and Stockxpert.com. Online media includes the internet.com, EarthWeb.com, DevX.com, Mediabistro.com and Graphics.com Networks. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation and amortization. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See Note 6 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three months ended March 31, 2007 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Revenues:
Online images	$27,914	$26,142
Online media	6,857	8,404

	34,771	34,546

Cost of revenues and operating expenses:
Online images	19,292	18,159
Online media	4,741	6,555
Other	10,425	10,378

	34,458	35,092

Operating income (loss):
Online images	8,622	7,983
Online media	2,116	1,849
Other	(10,425)	(10,378)

	$313	$(546)

9. INCOME TAXES

On January 1, 2007, Jupitermedia adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No.109” (“FIN 48”). FIN 48 creates a two-step approach for evaluating uncertain tax positions. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for the reversal of tax positions, and it has expanded disclosure requirements. There has been no material change to Jupitermedia’s unrecognized tax benefits during the three months ended March 31, 2008.

10. COMMITMENTS AND CONTINGENCIES

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

On or about August 31, 2007, Wayne Grabein brought a claim against Jupiterimages Corporation d/b/a clipart.com (“Jupiterimages”) for alleged violation of the Fair Credit Reporting Act (“FCRA”) as amended by the Fair and Accurate Credit Transaction Act (“FACTA”). Specifically, Mr. Grabein alleges in his complaint that Jupiterimages violated FACTA by “providing and/or printing” prohibited information on a purported receipt allegedly provided to Mr. Grabein. Mr. Grabein seeks nationwide class action certification for all individuals who have received similar receipts. Mr. Grabein also seeks to recover for himself and the defined class for alleged willful violations of FACTA: statutory damages; punitive damages; cost and attorneys’ fees; interest as permitted by law; and a permanent injunction. Jupiterimages has denied the allegations in the complaint and asserted numerous affirmative defenses. The Court has issued a scheduling order setting the case for jury trial in September 2008. No motion for class certification has been filed yet. The parties are currently engaged in discovery. Jupiterimages filed a Motion for Summary Judgment and a Motion to Stay Discovery on April 30, 2008. The motions are currently under consideration by the Court.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

11. COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Net loss	$(728)	$(1,110)

Foreign currency translation adjustment	(27)	647
Change in fair value of interest rate swap, net of income taxes	—	(1,264)

Total comprehensive loss	$(755)	$(1,727)

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of its consolidated condensed financial statements for the three months ended March 31, 2007, Jupitermedia identified certain adjustments related to deferred income tax assets and liabilities and income taxes payable as a result of incorrectly accounting for the tax effects of certain purchase accounting adjustments as well as corrections related to foreign currency transactions that reclassified foreign currency transaction gains and losses from accumulated other comprehensive income (loss) in the consolidated condensed balance sheet to other income (loss), net in the consolidated condensed statement of operations. As a result, Jupitermedia has restated its consolidated condensed statement of operations and consolidated condensed statement of cash flows for the three months ended March 31, 2007.

The following tables show the effects of this restatement on Jupitermedia’s consolidated condensed statement of operations and consolidated condensed statement of cash flows for the three months ended March 31, 2007 (in thousands):

	Consolidated Condensed Statement of Operations
Three Months ended March 31, 2007	Previously Reported	Adjustments	Restated
Other income (loss), net	$(9)	$(16)	$(25)
Income before income taxes and minority interests	(1,129)	(16)	(1,145)
Benefit for income taxes	(129)	(329)	(458)
Net loss	(1,041)	313	(728)

Basic loss per share	$(0.03)	$0.01	$(0.02)

Diluted loss per share	$(0.03)	$0.01	$(0.02)

	Consolidated Condensed Statement of Cash Flows
Three Months ended March 31, 2007	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(1,041)	$313	$(728)
Other income (loss)	9	16	25
Deferred income taxes	383	(249)	134
Excess tax benefit from stock-based compensation	(146)	(132)	(278)
Prepaid expenses and other current assets	(975)	(80)	(1,055)
Net cash provided by operating activities	6,442	(132)	6,310
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	146	132	278
Net cash used in financing activities	(864)	132	(732)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes, which appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia’s future revenues, expenses, cash flows and stock price; Jupitermedia’s ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia’s dependence on a limited number of advertisers; and Jupitermedia’s ability to protect its intellectual property. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia’s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof. The following Management Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the effects of the restatement described in note 12 to the consolidated condensed financial statements.

Overview

We are a leading global provider of images, original information, job boards and events for information technology (“IT”), business and creative professionals. Our operations are classified into two principal segments: Online images and Online media.

Online images. Jupiterimages, our Online images business, is one of the leading images companies in the world with over 10.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com.

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

Online media. The media segment of Jupitermedia consists of the JupiterOnlineMedia division, which operates five distinct networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia includes more than 150 Web sites and 150 e-mail newsletters that are viewed by over 15 million users monthly. JupiterOnlineMedia includes specialized career Web sites for select professional communities, which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia also includes the STEP Inside Design and Dynamic Graphics print magazines. In addition, JupiterOnlineMedia, which includes JupiterEvents and Mediabistro’s media-related events, produces offline conferences and trade shows focused on IT and business-specific topics.

We generate our Online media revenues from:

•	advertising and custom publishing on our Web sites, e-mail newsletters and online discussion forums;

•	e-commerce agreements, which generally include a fixed advertising fee;

•	fees charged for online job postings;

•	attendee registration fees for our online and in-person training courses;

•	advertiser sponsorships for our Webcasts;

•	subscription sales for our paid e-mail newsletters and services;

•	advertising, subscriptions and newsstand sales for our print magazines;

•	attendee registration fees to our conferences and trade shows;

•	exhibition space fees and vendor sponsorships to our conferences and trade shows;

•	renting our permission based opt-in e-mail list names; and

•	licensing our editorial content and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

The principal costs of our Online media business relate to payroll for our editorial, technology, operations and sales personnel; technology related costs; facilities and equipment; paper and printing costs; and venue, speaker and advertising expenses for training and events.

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended March 31,		2007 vs. 2008
	2007	2008	$	%
Online images	$27,914	$26,142	$(1,772)	(6)%
Online media	6,857	8,404	1,547	23

	$34,771	$34,546	$(225)	(1)%

Online images. The decrease in revenues during the three months ended March 31, 2008 is due primarily to declines in direct sales of royalty-free single images and CD-ROMs and in sales from third party distributors, partially offset by an increase in subscription revenues. This was mainly due to changes in the images industry, including the emergence of competitive image offerings such as micropayment. We are continually creating new product offerings to address the emerging market.

The following table sets forth, for the three months ended March 31, 2007 and 2008, the components of our Online images revenues (dollars in thousands):

	Three Months Ended March 31,
	2007	2008
Single images and CD-ROMs	$13,485	$12,601
Subscriptions	7,108	7,677
Distributors, licensing and other	7,321	5,864

Total Online images	$27,914	$26,142

Online media. The increase in revenues during the three months ended March 31, 2008 was due to the acquisition of Mediabistro which added $2.2 million in revenues. This was partially offset by a reduction in advertising revenues due to a decline in advertising spending by technology companies.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2007	219	$27
June 30, 2007	235	25
September 30, 2007	206	27
December 31, 2007	189	31
March 31, 2008	217	26

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended March 31,		2007 vs. 2008
	2007	2008	$	%
Online images	$11,804	$10,769	$(1,035)	(9)%
Online media	2,998	4,103	1,105	37

	$14,802	$14,872	$70	0%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The decrease in cost of revenues during the three months ended March 31, 2008, is due primarily to a decrease in commission expense of $823,000 due primarily to a decrease in sales and a shift in sales from third party content to wholly owned content.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues for the three months ended March 31, 2008 was due primarily to the acquisition of Mediabistro on July 18, 2007, which added $805,000 to cost of revenues. The remaining increase was due primarily to increases in employee related costs.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2007 vs. 2008
	2007	2008	$	%
Online images	$5,485	$5,540	$55	1%
Online media	1,615	1,915	300	19

	$7,100	$7,455	$355	5%

Online images. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel and advertising. The increase in advertising, promotion and selling expense during the three months ended March 31, 2008 is due primarily to an increase in employee related costs of $239,000 partially offset by a decrease in advertising costs of $150,000.

Online media. Advertising, promotion and selling expenses primarily consists of payroll and benefits costs for sales and marketing personnel. The increase in advertising, promotion and selling expenses for the three months ended March 31, 2008 is due primarily to the acquisition of Mediabistro, which added $269,000 to advertising, promotion and selling expense.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended March 31,		2007 vs. 2008
	2007	2008	$	%
Online images	$2,003	$1,850	$(153)	(8)%
Online media	128	537	409	320
Other	6,259	5,176	(1,083)	(17)

	$8,390	$7,563	$(827)	(10)%

Online images. General and administrative expenses primarily consists of payroll and benefits costs for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable. The decrease in general and administrative expenses from the three months ended March 31, 2007 to the three months ended March 31, 2008 is due primarily to a reduction in professional fees and office related expenses.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses from the three months ended March 31, 2007 to the three months ended March 31, 2008 was due primarily to the acquisition of Mediabistro, which added $311,000 to general and administrative costs. The remaining increase during the three months ended March 31, 2008 was due primarily to an increase in office related costs of $80,000.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The decrease in general and administrative expense from the three months ended March 31, 2007 to the three months ended March 31, 2008 is primarily due to a decrease in professional fees of $1.2 million. The three months ended March 31, 2007 included legal and accounting fees of $1.9 million associated with discussions with Getty Images, Inc. regarding a potential transaction which were terminated on March 7, 2007. This change was partially offset by an increase in professional audit and consulting fees of $712,000 during the three months ended March 31, 2008.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended March 31,		2007 vs. 2008
	2007	2008	$	%
Depreciation	$1,062	$1,251	$189	18%
Amortization	3,104	3,951	847	27

	$4,166	$5,202	$1,036	25%

Depreciation and amortization expense increased during the three months ended March 31, 2008 due primarily to the acquisition of Mediabistro.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels and any purchase accounting adjustments relating to our acquisitions or any future acquisitions.

Other income (loss), net

Other income of $831,000 during the three months ended March 31, 2008 was due primarily to foreign currency transaction gains.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2007 vs. 2008
	2007	2008	$	%
Interest income	$40	$76	$36	90%
Interest expense	(1,473)	(1,726)	(253)	(17)

Interest expense relates primarily to borrowings under our senior credit facilities (see Liquidity and Capital Resources).

Benefit for income taxes

A benefit for income taxes of $458,000 was recorded for the three months ended March 31, 2007. The income tax benefit for the three months ended March 31, 2007 resulted primarily from $1.9 million in legal and accounting fees associated with discussions with Getty Images, Inc., regarding a potential sale, which were terminated on March 7, 2007. A benefit for income taxes of $259,000 was recorded during the three months ended March 31, 2008, which consisted of a tax benefit for federal and state income taxes of $505,000 and $75,000, respectively, and a provision for foreign income taxes of $321,000. The income tax benefit for federal and state taxes is primarily due to the losses incurred during the three months ended March 31, 2008 partially offset by non-deductible expenses associated with incentive stock options. The provision for foreign income taxes is primarily due to foreign income.

Minority interests, net

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2007 vs. 2008
	2007 Restated	2008	$	%
Operating cash flows	$6,310	$6,496	$186	3%
Investing cash flows	$(7,499)	$(3,079)	$4,420	59%
Financing cash flows	$(732)	$(195)	$537	73%
Acquisitions of businesses, images and other	$(6,125)	$(1,659)	$4,466	73%
Purchases of property and equipment	$(1,421)	$(1,420)	$1	—%

	As of		2007 vs. 2008
	December 31, 2007	March 31, 2008	$	%
Cash and cash equivalents	$7,301	$10,270	$2,969	41%
Accounts receivable, net	$25,689	$25,859	$170	1%
Working capital	$1,999	$2,212	$213	11%
Long-term debt	$83,375	$83,188	$(187)	—%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, January 2000 and May 2004, the sales of our Events and Research businesses, through various credit agreements and through cash flows from operating activities. Our cash balance increased from December 31, 2007 due primarily to increases in cash flow from operating activities. Cash decreased in 2007 due primarily to acquisitions of businesses partially offset by cash flows from operations.

Cash provided by operating activities increased during the three months ended March 31, 2008 due primarily to increases in deferred revenues, accounts payable and accrued expenses.

The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash used in investing activities in 2008 related primarily to an increase in information technology related spending. Net cash used in investing activities in 2007 related primarily to acquisitions of certain businesses and an increase in information technology spending.

Cash used by financing activities during the three months ended March 31, 2008 related primarily to repayments under our credit facilities. Cash used in financing activities during the three months ended March 31, 2007 was due to repayments under our credit facility offset by borrowings under our credit facility and proceeds from the exercise of stock options.

        We are party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among ourselves, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for $115.0 million senior credit facility. The senior credit facility is comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. The future minimum payments under the Credit Agreement are $562,500 for the remainder of 2008, $750,000 each year for the years ended December 31, 2009 through 2011, $10.2 million for the year ended December 31, 2012 and $70.9 million thereafter. Our outstanding debt, relating to the Credit Agreement, as of March 31, 2008 is reflected in the consolidated balance sheet. We made one quarterly debt payment on our term loan totaling $187,500 during the three months ended March 31, 2008. We are currently in compliance with our obligations under the Credit Agreement, including our debt covenants thereunder.

We expect to continue our investing activities, which includes the potential to strategically acquire companies, content and images that are complementary to our business. We expect to finance future acquisitions through a combination of long-term and short-term financing including debt, equity and cash and internally generated cash flow.

Our existing cash and investment balances may decline during 2008 in the event of a downturn in the general economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of March 31, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$83,938	$750	$1,500	$11,000	$70,688
Operating lease obligations	11,354	2,970	4,284	3,565	535
Fair value of interest rate swap	5,423	—	—	—	5,423
Purchase obligation - acquisition	141	141	—	—	—

	$100,856	$3,861	$5,784	$14,565	$76,646

Interest payments required under the Credit Agreement were excluded from the above table due to the variability of the interest rates.

Liabilities for uncertain tax positions are excluded from the table above due to the uncertainty of the timing of the resolution of the underlying tax positions. The current portion of these liabilities at March 31, 2008 was $1.3 million, which we expect to be settled in the next 12 months. The non-current portion at March 31, 2008 was $194,000, of which the timing of the resolution is uncertain.

We have an employment agreement with our President and Chief Operating Officer. This provides 12 months of severance to be paid upon termination and is not reflected in the above table.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have currently chosen not to adopt SFAS No. 159 for our existing financial instruments.

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

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110, which, effective January 1, 2008, amends and replaces SAB No. 107, “Share-Based Payment”. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The expected life of an option takes into consideration the history of similar options. We issued options in 2007 and 2008 with a life of five years, whereas similar options were previously granted with a life of 10 years. Therefore, we feel that the “simplified method” for determining the expected life of the options is appropriate since they do not have the historical. The adoption of SAB No. 110 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Effective January 1, 2008, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In July 2007, we entered into a derivative interest rate swap, which has been designated as a cash flow hedge (See note 7 of the consolidated condensed financial statements in Item 1). The initial fair value of this instrument was determined by our counterparties using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to our instrument. We continue to value this security based on quotes from our counterparties. Since the inputs used to value this option contract are observable, we have classified them as level 2 inputs. There was no ineffectiveness relating to the interest rate swap for the three months ended March 31, 2008, with all of the unrecognized loss being recorded in accumulated other comprehensive income in stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS No. 157 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157, for items within the scope of FSP FAS No. 157-2, will have an impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivatives instruments; how derivatives instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s consolidated financial statements. SFAS No. 161 requires that objectives for using derivative instruments to be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivatives instruments and their gain and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements on both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. SFAS No. 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivatives. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages but does not require comparative disclosures for earlier periods at initial adoptions. We are currently evaluating whether the adoption of SFAS No. 161 will have an impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2007.

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

We are exposed to interest rate risks primarily through the borrowings associated with our Credit Agreement with KeyBank National Association. Interest on our borrowings is based on upon variable rates (indexed based on LIBOR). During 2007, we entered into an interest rate swap with a notional amount of $50.0 million which, for a portion of our variable rate debt, effectively converts the variable component of our interest into a fixed rate of 5.58%. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in accumulated other comprehensive income in stockholders’ equity. The fair value of the interest rate swap as of March 31, 2008, was $5.4 million and is included in other long-term liabilities in our consolidated balance sheet.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of March 31, 2008 due to a material weaknesses in the accounting for income taxes and the financial reporting close process as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about August 31, 2007, Wayne Grabein brought a claim against Jupiterimages Corporation d/b/a clipart.com (“Jupiterimages”) for alleged violation of the Fair Credit Reporting Act (“FCRA”) as amended by the Fair and Accurate Credit Transaction Act (“FACTA”). Specifically, Mr. Grabein alleges in his complaint that Jupiterimages violated FACTA by “providing and/or printing” prohibited information on a purported receipt allegedly provided to Mr. Grabein. Mr. Grabein seeks nationwide class action certification for all individuals who have received similar receipts. Mr. Grabein also seeks to recover for himself and the defined class for alleged willful violations of FACTA: statutory damages; punitive damages; cost and attorneys’ fees; interest as permitted by law; and a permanent injunction. Jupiterimages has denied the allegations in the complaint and asserted numerous affirmative defenses. The Court has issued a scheduling order setting the case for jury trial in September 2008. No motion for class certification has been filed yet. The parties are currently engaged in discovery. Jupiterimages filed a Motion for Summary Judgment and a Motion to Stay Discovery on April 30, 2008. The motions are currently under consideration by the Court.

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Item 5.	OTHER INFORMATION

On March 7, 2008, the Company entered into agreements with Alan M. Meckler and Christopher S. Cardell setting forth the performance targets that were established by the Compensation Committee in respect of such executives’ respective 2008 bonus opportunities. The actual amount of each executive’s 2008 bonus will be determined based on the achievement of three equally weighted performance objectives: revenue, EBITDA and certain individual performance targets. The maximum cash bonus amounts in respect of 2008 performance are $258,000 for Mr. Meckler and $249,000 for Mr. Cardell, with one third of such amounts based on each of (i) the Company’s achievement of at least 115% of the 2008 revenue target of $150 million, (ii) the Company’s achievement of at least 115% of the 2008 EBITDA target of $31.9 million, and (iii) the executive’s exceptional individual performance toward the improvement of operational efficiencies and the elimination of significant internal control deficiencies, as determined by the Compensation Committee. In the event that the actual 2008 Company revenue or EBITDA is less than 90% of the applicable target, or the Compensation Committee determines that the individual goals were not achieved, Messrs. Meckler and Cardell will not be entitled to receive any amount in respect of such target. To the extent that the actual 2008 Company revenue or EBITDA is between 90% and 115% of the applicable target, the bonus earned with respect to such target will be calculated by means of linear interpolation. The level of achievement of the individual goals and the resulting value of the related portion of the maximum bonus amount to which an executive may become entitled with respect to 2008 individual performance will be determined by the Compensation Committee. Bonuses in respect of 2008 will be paid, to the extent earned, in 2009.

The summary of the agreements with Messrs. Meckler and Cardell set forth above is qualified in its entirety by reference to the full text of each agreement, copies of which are attached to this report as Exhibits 10.8 and 10.9, respectively, and incorporated herein by reference.

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

Exhibit Number	Description
3.1*	Registrant’s Amended and Restated Certificate of Incorporation, as amended.

3.2**	Registrant’s Amended and Restated Bylaws, as amended.

10.1†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998.

10.2***†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008)

10.3†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement.

10.4†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.

10.5	Consent to Credit Agreement, dated as of March 30, 2008, by and among the Registrant, the several Lenders and subsidiaries of the Registrant listed on the signature pages thereof, and Keybank National Association, as the lead arranger, sole book runner and administrative agent.

10.6†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler.

10.7†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Christopher S. Cardell.

10.8†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler.

10.9†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Christopher S. Cardell.

11****	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated condensed financial statements)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
**	Incorporated herein by reference to the Registrant’s Form 8-K filed on December 14, 2007.
***	Incorporated herein by reference to the Registrant’s Form 8-K Filed on March 7, 2008.
****	Included in notes to consolidated condensed financial statements.
†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer