Form 10-Q
period 2008-06-30
JUPITERMEDIA CORP
filed 2008-08-11
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 6, 2008 was 36,032,152 .

Jupitermedia Corporation

Jupitermedia Corporation

Unaudited Consolidated Condensed Balance Sheets

December 31, 2007 and June 30, 2008

(in thousands, except share and per share amounts)

	December 31, 2007	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,301	$5,852
Accounts receivable, net of allowances of $2,026 and $1,791, respectively	25,689	23,974
Prepaid expenses and other current assets	5,797	5,181
Deferred income taxes	1,441	1,558

Total current assets	40,228	36,565

Property and equipment, net of accumulated depreciation of $17,364 and $20,135, respectively	13,022	14,833
Intangible assets, net	74,002	71,158
Goodwill	139,813	139,871
Deferred income taxes	13,049	15,350
Investments and other assets	2,575	2,391

Total assets	$282,689	$280,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,153	$9,435
Accrued payroll and related expenses	3,383	3,403
Accrued expenses and other current liabilities	11,822	11,833
Current portion of long-term debt	750	750
Deferred revenues	15,121	15,538

Total current liabilities	38,229	40,959

Long-term debt	83,375	79,000
Deferred revenues	507	418
Other long-term liabilities	3,586	3,326

Total liabilities	125,697	123,703

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 36,029,651 and 36,032,152 shares issued, respectively	360	360
Additional paid-in capital	266,858	269,981
Accumulated deficit	(117,798)	(122,194)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	7,678	8,424

Total stockholders’ equity	156,992	156,465

Total liabilities and stockholders’ equity	$282,689	$280,168

See notes to unaudited consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2007 (as restated) and 2008

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 Restated See note 13	2008	2007 Restated See note 13	2008
Revenues	$34,669	$35,000	$69,440	$69,546

Cost of revenues (exclusive of items shown separately below)	14,499	16,145	29,301	31,017
Advertising, promotion and selling	7,266	7,896	14,366	15,351
General and administrative	6,320	8,111	14,710	15,674
Depreciation	1,163	1,231	2,225	2,482
Amortization	3,184	3,994	6,288	7,945

Total operating expenses	32,432	37,377	66,890	72,469

Operating income (loss)	2,237	(2,377)	2,550	(2,923)
Other income (loss), net	(308)	(36)	(333)	795
Interest income	38	30	78	106
Interest expense	(1,431)	(1,847)	(2,904)	(3,573)

Income (loss) before income taxes and minority interests	536	(4,230)	(609)	(5,595)
Provision (benefit) for income taxes	112	(965)	(346)	(1,224)
Minority interests	(38)	(21)	(79)	(25)

Net income (loss)	$386	$(3,286)	$(342)	$(4,396)

Earnings (loss) per share:
Basic net income (loss)	$0.01	$(0.09)	$(0.01)	$(0.12)

Diluted net income (loss)	$0.01	$(0.09)	$(0.01)	$(0.12)

Shares used in computing earnings (loss) per share:
Basic	35,968	36,032	35,886	36,032

Diluted	36,358	36,032	35,886	36,032

See notes to unaudited consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2008

(in thousands)

	Six Months Ended June 30,
	2007 Restated See note 13	2008
Cash flows from operating activities:
Net loss	$(342)	$(4,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,513	10,427
Stock-based compensation	1,711	3,116
Provision (benefit) for losses on accounts receivable	50	(465)
Minority interests	79	25
Other (income) loss, net	(132)	35
Amortization of debt issuance costs	—	157
Deferred income taxes	(521)	(2,005)
Excess tax benefit from stock-based compensation	(356)	—
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable	(1,186)	2,496
Prepaid expenses and other assets	(1,143)	944
Accounts payable and accrued expenses and other liabilities	754	(975)
Deferred revenues	764	265

Net cash provided by operating activities	8,191	9,624

Cash flows from investing activities:
Purchases of property and equipment	(2,353)	(3,930)
Acquisitions of businesses, images and other	(8,419)	(2,027)
Proceeds from sales of assets and other	132	40

Net cash used in investing activities	(10,640)	(5,917)

Cash flows from financing activities:
Borrowings under credit facilities	5,900	—
Debt issuance costs	—	(15)
Repayment of borrowings under credit facilities	(9,000)	(4,375)
Proceeds from exercise of stock options	1,038	7
Excess tax benefit from stock-based compensation	356	—

Net cash used in financing activities	(1,706)	(4,383)

Effects of exchange rates on cash and cash equivalents	67	(773)

Net change in cash and cash equivalents	(4,088)	(1,449)
Cash and cash equivalents, beginning of period	8,891	7,301

Cash and cash equivalents, end of period	$4,803	$5,852

Supplemental disclosures of cash flow:
Cash paid for (refund of) income taxes	$1,853	$(821)

Cash paid for interest	$2,575	$2,938

Non-cash investing activities:
Accrual of acquisitions of long-lived assets	$—	$1,334

Accrual of purchase obligation	$—	$900

See notes to unaudited consolidated condensed financial statements.

Jupitermedia Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2008

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, one of the leading images companies in the world with over 10.0 million images online serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com. The JupiterOnlineMedia division of Jupitermedia includes five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia also includes the STEP Inside Design and Dynamic Graphics print magazines. In addition, JupiterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events, which produce offline conferences and trade shows focused on IT and business-specific topics.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated condensed statements of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In July 2007, Jupitermedia entered into a derivative interest rate swap, which has been designated as a cash flow hedge (see note 7). The initial fair value of this instrument was determined by Jupitermedia’s counterparties using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to its instrument. Jupitermedia continues to value this security based on quotes from its counterparties. Since the inputs used to value this option contract are observable, Jupitermedia has classified them as level 2 inputs. There was no ineffectiveness relating to the interest rate swap for the three and six months ended June 30, 2008, with all of the unrecognized loss being recorded in accumulated other comprehensive income in stockholders’ equity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for Jupitermedia on January 1, 2008. Jupitermedia did not elect the fair value option for existing eligible items; therefore, SFAS No. 159 had no impact on Jupitermedia’s unaudited consolidated condensed financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s consolidated financial statements. SFAS No. 161 requires that objectives for using derivative instruments to be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements on both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. SFAS No. 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivatives. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages, but does not require comparative disclosures for earlier periods at initial adoption. Jupitermedia is currently evaluating whether the adoption of SFAS No. 161 will have an impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors to be considered in renewal or extension assumptions based to determine the useful life of a recognized intangible asset. FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of Jupitermedia acquired after the effective date. Jupitermedia is currently evaluating whether the adoption of FSP FAS 142-3 will have an impact on its consolidated financial position, results of operations or cash flows.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS 123R”), Jupitermedia must recognize the compensation expense for equity awards over the vesting period based on their grant-date fair value.

Total stock-based compensation recognized during the three and six months ended June 30, 2007 and 2008 are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Stock-based compensation	$861	$2,431	$1,711	$3,116

Jupitermedia uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods:

	Six Months Ended June 30,
	2007	2008
Risk-free interest rate	4.91%	2.46%
Expected life (in years)	4.2	2.41
Dividend yield	0%	0%
Expected volatility	65%	65%

The expected stock price volatility is based on the historical volatility of Jupitermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on the simplified method, which entails averaging the life of the option with the vesting period. The weighted-average grant date fair value of options granted during the six months ended June 30, 2007 and 2008 was $3.89 and $0.65, respectively.

The following table summarizes option activity during the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,417,430	$9.81
Granted	4,208,633	$2.01
Exercised	(2,501)	$2.91
Forfeited, expired or cancelled	(3,447,600)	$11.14

Outstanding at June 30, 2008	6,175,962	$3.76	4.31	$24,821

Vested and expected to vest at June 30, 2008	5,939,224	$3.79	4.30	$24,821

Exercisable at June 30, 2008	4,484,979	$4.00	4.18	$24,821

The aggregate intrinsic value in the table above is before income taxes, based on Jupitermedia’s closing stock price of $1.40 as of June 30, 2008.

During the six months ended June 30, 2008, the total intrinsic value of stock options exercised was $2,000.

As of June 30, 2008, there was $4.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock incentive plan. That cost is expected to be amortized over a weighted-average period of thirteen months.

Cash provided by operating activities decreased and cash used in financing activities decreased by $356,000 and $0, related to excess tax benefits from stock-based payment arrangements for the six months ended June 30, 2007 and 2008, respectively.

At the Annual Meeting of Stockholders of Jupitermedia Corporation held on June 3, 2008, Jupitermedia’s stockholders approved Jupitermedia’s 2008 Stock Incentive Plan (the “Plan”). The Plan, along with the form of Incentive Stock Option Agreement and the form of Nonqualified Stock Option Agreement were previously approved and adopted by Jupitermedia’s Board of Directors (the “Board”) on April 28, 2008. The Plan was approved and adopted subject to stockholder approval.

The Plan will be administered by the Compensation Committee of the Board (the “Compensation Committee”) and allows for the grant of incentive stock options, nonqualified stock options, restricted stock, performance-based awards and other stock-based awards.

Subject to certain antidilution adjustments, an aggregate of 4,000,000 shares of Jupitermedia’s common stock may be issued under the Plan. In addition to this 4,000,000 base share reserve, up to 896,380 shares of common stock remaining available for issuance under Jupitermedia’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008) (the “1999 Plan”) upon its expiration, together with up to 6,175,962 shares of common stock (as of June 30, 2008) underlying outstanding awards granted under the 1999 Plan that remain undelivered following any expiration, cancellation, forfeiture, cash settlement, or other termination of such awards, may also be available for grant under the Plan.

Common Stock Option Exchange Offer

On May 20, 2008, Jupitermedia’s Board of Directors approved a plan to exchange all outstanding non-qualified stock options having an exercise price greater than $4.00 per share (the “Eligible Options”) for new options with an exercise price of $2.01 per share, the closing price of Jupitermedia’s common stock on May 20, 2008, on a one-for-one basis. The new options follow the vesting schedule of the original options that were exchanged.

Jupitermedia accounted for the exchange offer as a modification under SFAS No. 123(R). In accordance with SFAS No. 123(R), Jupitermedia recorded the incremental fair value related to the exchanged awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining vesting period. The fair values of the exchanged options were estimated using the Black-Scholes option pricing model. A total of 3,047,289 shares were cancelled and reissued. This amount has been included in the granted and forfeited, expired or cancelled lines in the table above. The incremental fair value of the exchange offer was approximately $1.8 million, with $1.4 million recorded in the three months ended June 30, 2008, and the remaining $400,000 to be recognized over the remaining vesting period of the options.

5. COMPUTATION OF EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2007 and 2008 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income (loss)	$386	$(3,286)	$(342)	$(4,396)

Basic weighted average common shares outstanding	35,968	36,032	35,886	36,032
Effect of dilutive stock options	390	—	—	—

Total basic weighted average common shares and dilutive stock options	36,358	36,032	35,886	36,032

Earnings (Loss) Per Share:
Basic net income (loss)	$0.01	$(0.09)	$(0.01)	$(0.12)

Diluted net income (loss)	$0.01	$(0.09)	$(0.01)	$(0.12)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings (loss) per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Number of anti-dilutive stock options	3,492	6,176	4,880	6,176
Weighted average exercise price	$13.45	$3.76	$10.61	$3.76

6. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$53,383	$(12,242)	$41,141
Supplier and contributor contracts	15,462	(5,639)	9,823
Customer and distributor relationships	10,135	(2,974)	7,161
Web site development costs	7,711	(4,750)	2,961
Trademarks	4,457	(3,454)	1,003
Non-compete agreements	1,780	(909)	871
Content development costs	570	—	570

Total	$93,498	$(29,968)	$63,530

	June 30, 2008
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$55,720	$(15,544)	$40,176
Supplier and contributor contracts	15,668	(7,372)	8,296
Customer and distributor relationships	12,193	(4,386)	7,807
Web site development costs	8,281	(5,815)	2,466
Trademarks	4,760	(3,784)	976
Non-compete agreements	1,865	(1,344)	521
Content development costs	400	(95)	305

Total	$98,887	$(38,340)	$60,547

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

Amortization expense related to intangible assets subject to amortization was $3.2 million and $6.3 million for the three and six months ended June 30, 2007, respectively, and $4.0 million and $7.9 million for the three and six months ended June 30, 2008, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2008, is expected to be as follows (in thousands):

Year Ending December 31,
2008	$6,727
2009	13,022
2010	11,338
2011	6,861
2012	4,044
Thereafter	18,555

$60,547

Unamortized Intangible Assets

	December 31, 2007	June 30, 2008
Domain names	$10,472	$10,611

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2008, are as follows (in thousands):

	Online Images	Online Media	Total
Balance as of December 31, 2007	$116,179	$23,634	$139,813
Purchase accounting adjustments	(33)	(473)	(506)
Effect of foreign currency	564	—	564

Balance as of June 30, 2008	$116,710	$23,161	$139,871

Purchase accounting adjustments pertain primarily to purchase price adjustments made to the fair value of certain assets purchased in connection with the acquisition of Mediabistro.com Inc. (see note 8).

7. DEBT AND DERIVATIVE INSTRUMENT

Jupitermedia is party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among Jupitermedia, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for a $115.0 million senior credit facility. The senior credit facility is comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. The future minimum payments under the Credit Agreement are $375,000 for the remainder of the year ended December 31, 2008, $750,000 each year for the years ended December 31, 2009 through December 31, 2011, $10.2 million for the year ended December 31, 2012 and $66.9 million thereafter. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of June 30, 2008 is reflected in the unaudited consolidated condensed balance sheet. Jupitermedia made two quarterly debt payments on its term loan totaling $375,000 during the six months ended June 30, 2008. Jupitermedia also made payments during the three months ended June 30, 2008 totaling $4.0 million to reduce the outstanding portion of the revolving credit facility. We are currently in compliance with our obligations under the Credit Agreement, including our debt covenants thereunder.

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

At December 31, 2007 and June 30, 2008, the fair value of the interest rate swap was $3.4 million and $3.1 million, respectively, and is recorded as other long-term liabilities in Jupitermedia’s consolidated condensed balance sheets. During the three and six months ended June 30, 2008, the effective portion of the change in fair value of the interest rate swap of $1.5 million and $198,000, net of tax of $832,000 and $39,000, respectively, was recorded as an unrecognized gain in accumulated other comprehensive income in stockholders’ equity and there was no ineffective portion.

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

As part of the acquisition of Mediabistro, Jupitermedia is required to make earn-out payments totaling up to a maximum of $3.0 million based on the attainment of a profit target achieved by Mediabistro for the period from July 1, 2007 to June 30, 2008; and for the period from July 1, 2008 to June 30, 2009. Based upon the results of Mediabistro for the period from July 1, 2007 to June 30, 2008, Jupitermedia has recorded a liability of $900,000.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the acquisition of Mediabistro (in thousands):

Cash and cash equivalents	$1,133
Accounts receivable, net	512
Prepaid expenses and other	514
Property, plant and equipment	87
Domain names	1,300
Customer relationships	6,010
Web site development costs	210
Covenant not to compete	300
Content development costs	400
Goodwill	11,952

Total assets acquired	22,418

Accounts payable	630
Accrued payroll and related expenses	99
Accrued expenses	155
Deferred income taxes	546
Deferred revenue	988

Total liabilities assumed	2,418

Net assets acquired	$20,000

Intangible assets and goodwill include the preliminary allocation of the purchase price relating to the acquisition of Mediabistro.com Inc. Jupitermedia is in the process of finalizing the values of certain intangible assets, thus the allocation of the purchase price relating to the acquisition is subject to refinement. The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with the acquisition of Mediabistro is not deductible for tax purposes.

The acquisition of Mediabistro strengthens Jupitermedia’s position in the important media professionals market. The acquisition of Mediabistro further diversifies Jupitermedia’s revenue sources since a significant percentage of Mediabistro’s revenue is generated from online job postings and online and in-person training courses. Jupitermedia believes that online job postings and online and in-person training courses are natural e-commerce offerings for the 15 million unique users that it has on its Online media and Online images Web sites. Jupitermedia also believes that many of the 1.0 million unique users on Mediabistro will be buyers of its Online images product offerings. These factors resulted in a significant portion of the purchase price of Mediabistro being allocated to goodwill.

9. SEGMENT INFORMATION

Jupitermedia has two reportable segments: Online images and Online media. The following tables summarize the results of the segments of Jupitermedia for the three and six months ended June 30, 2007 and 2008. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, RoyaltyFreeMusic.com, JupiterGreetings.com, eStockMusic.com and Stockxpert.com. Online media includes the internet.com, EarthWeb.com, DevX.com, Mediabistro.com and Graphics.com Networks. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation and amortization. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See note 6 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three and six months ended June 30, 2007 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues:
Online images	$27,383	$26,090	$55,297	$52,232
Online media	7,286	8,910	14,143	17,314

	34,669	35,000	69,440	69,546

Cost of revenues and operating expenses:
Online images	18,161	18,883	37,453	37,042
Online media	5,664	7,870	10,405	14,425
Depreciation and amortization	4,347	5,225	8,513	10,427
Other	4,260	5,399	10,519	10,575

	32,432	37,377	66,890	72,469

Operating income (loss):
Online images	9,222	7,207	17,844	15,190
Online media	1,622	1,040	3,738	2,889
Other	(8,607)	(10,624)	(19,032)	(21,002)

	$2,237	$(2,377)	$2,550	$(2,923)

10. INCOME TAXES

On January 1, 2007, Jupitermedia adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No.109” (“FIN 48”). FIN 48 creates a two-step approach for evaluating uncertain tax positions. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for the reversal of tax positions, and it has expanded disclosure requirements. There has been no material change to Jupitermedia’s unrecognized tax benefits during the three and six months ended June 30, 2008.

A provision for income taxes of $112,000 and a benefit for income taxes of $346,000 were recorded for the three and six months ended June 30, 2007, respectively. The income tax provision for the six months ended June 30, 2007 was principally impacted by $1.9 million in legal and accounting fees associated with discussions with Getty Images, Inc., regarding a potential sale, which were terminated on March 7, 2007.

A benefit for income taxes of $965,000 and $1.2 million was recorded during the three and six months ended June 30, 2008, respectively. The income tax benefit is primarily related to losses incurred for US federal and state purposes during the three and six months ended June 30, 2008, partially offset by non-deductible expenses associated with incentive stock options and subpart F income inclusions. The tax benefit is also partially offset by income taxes accrued in foreign jurisdictions where Jupitermedia has income, net of income tax benefit in certain foreign jurisdictions where Jupitermedia has losses.

11. COMMITMENTS AND CONTINGENCIES

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, Jupitermedia and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion is completed, and oral argument was held on the motion in December 2007. The Court has advised the parties that the motion to dismiss will be held in abeyance pending the outcome of settlement discussions between the parties.

On or about August 31, 2007, Wayne Grabein brought a claim against Jupiterimages Corporation d/b/a clipart.com (“Jupiterimages”) for alleged violation of the Fair Credit Reporting Act (“FCRA”) as amended by the Fair and Accurate Credit

Transaction Act (“FACTA”). Specifically, Mr. Grabein alleges in his complaint that Jupiterimages violated FACTA by “providing and/or printing” prohibited information on a purported receipt allegedly provided to Mr. Grabein. Mr. Grabein seeks nationwide class action certification for all individuals who have received similar receipts. Mr. Grabein also seeks to recover for himself and the defined class for alleged willful violations of FACTA: statutory damages; punitive damages; cost and attorneys’ fees; interest as permitted by law; and a permanent injunction. Jupiterimages has denied the allegations in the complaint and asserted numerous affirmative defenses. The Court has issued a scheduling order setting the case for jury trial in September 2008. No motion for class certification has been filed yet. The parties are currently engaged in discovery. Jupiterimages filed a Motion for Summary Judgment and a Motion to Stay Discovery on April 30, 2008. The Court has ruled in favor of the motions.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income (loss)	$386	$(3,286)	$(342)	$(4,396)
Foreign currency translation adjustment	1,970	(99)	1,943	548
Change in fair value of interest rate swap, net of income taxes	—	1,462	—	198

Total comprehensive income (loss)	$2,356	$(1,923)	$1,601	$(3,650)

13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fourth quarter of 2007, Jupitermedia identified certain adjustments related to deferred income tax assets and liabilities and income taxes payable as a result of incorrectly accounting for the tax effects of certain purchase accounting adjustments as well as corrections related to foreign currency transactions that reclassified foreign currency transaction gains and losses from accumulated other comprehensive income (loss) in the consolidated condensed balance sheet to other income (loss), net for the three and six months ended June 30, 2007 in the consolidated condensed statement of operations. As a result, Jupitermedia has restated its consolidated condensed statement of operations and consolidated condensed statement of cash flows for the three and six months ended June 30, 2007.

The following tables show the effects of this restatement on Jupitermedia’s consolidated condensed statement of operations for the three and six months ended June 30, 2007, and consolidated condensed statement of cash flows for the six months ended June 30, 2007 (in thousands):

	Consolidated Condensed Statement of Operations
Three Months ended June 30, 2007	Previously Reported	Adjustments	Restated
Other income (loss), net	$(40)	$(268)	$(308)
Income before income taxes and minority interests	804	(268)	536
Provision (benefit) for income taxes	147	(35)	112
Net income	619	(233)	386

Basic income per share	$0.02	$(0.01)	$0.01

Diluted income per share	$0.02	$(0.01)	$0.01

	Consolidated Condensed Statement of Operations
Six Months ended June 30, 2007	Previously Reported	Adjustments	Restated
Other income (loss), net	$(49)	$(284)	$(333)
Income (loss) before income taxes and minority interests	(325)	(284)	(609)
Provision (benefit) for income taxes	18	(364)	(346)
Net loss	(422)	80	(342)

Basic loss per share	$(0.01)	$0.00	$(0.01)

Diluted loss per share	$(0.01)	$0.00	$(0.01)

	Consolidated Condensed Statement of Cash Flows
Six Months ended June 30, 2007	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(422)	$80	$(342)
Accounts payable and accrued expenses and other liabilities	275	479	754
Other (income) loss, net	49	(181)	(132)
Other non-cash charges	14	(14)	—
Deferred income taxes	(230)	(291)	(521)
Excess tax benefit from stock-based compensation	(224)	(132)	(356)
Prepaid expenses and other assets	(1,070)	(73)	(1,143)
Net cash provided by operating activities	8,323	(132)	8,191
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	224	132	356
Net cash used in financing activities	(1,838)	132	(1,706)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes, which appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Jupitermedia competes; the unpredictability of Jupitermedia’s future revenues, expenses, cash flows and stock price; Jupitermedia’s ability to integrate acquired businesses, products and personnel into its existing businesses; Jupitermedia’s dependence on a limited number of advertisers; and Jupitermedia’s ability to protect its intellectual property. For a more detailed discussion of such risks and uncertainties, refer to Jupitermedia’s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof. The following Management Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the effects of the restatement described in note 13 to the unaudited consolidated condensed financial statements.

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

We generate our Online images revenues from paid subscriptions that provide access to our image and music libraries. Customers may purchase subscriptions, which are offered based on a variety of prices and terms, to access our image and music libraries. Once a customer becomes a subscriber, they have the ability to download copies of images or music within our libraries. We recognize subscription revenue ratably over the period of the subscription.

We also derive revenue from granting rights to use images and music that are downloaded or delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. For downloads, delivery occurs based on the availability of the image or music for downloading by the customer. For shipments of CD-ROM’s, revenue is recognized and risk of loss is passed at the point of delivery to the customer via standard delivery methods of ground transportation or next day air delivery.

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

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended June 30,		2007 vs. 2008		Six Months Ended June 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Online images	$27,383	$26,090	$(1,293)	(5)%	$55,297	$52,232	$(3,065)	(6)%
Online media	7,286	8,910	1,624	22	14,143	17,314	3,171	22

	$34,669	$35,000	$331	1%	$69,440	$69,546	$106	—%

Online images. The decrease in revenues during the three and six months ended June 30, 2008 is due primarily to declines in direct sales of royalty-free single images and CD-ROMs and in sales from third party distributors, partially offset by an increase in subscription revenues. This was mainly due to changes in the images industry, including the emergence of competitive image offerings such as micropayment. We are continually creating new product offerings to address the changes in the market.

The following table sets forth, for the three and six months ended June 30, 2007 and 2008, the components of our Online images revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Single images and CD-ROMs	$13,149	$12,560	$26,634	$25,161
Subscriptions	7,213	7,782	14,321	15,459
Distributors, licensing and other	7,021	5,748	14,342	11,612

Total Online images	$27,383	$26,090	$55,297	$52,232

Online media. The increase in revenues during the three and six months ended June 30, 2008 was due to the acquisition of Mediabistro which added $2.3 million and $4.4 million in revenues, respectively. This was partially offset by a reduction in advertising revenues due to a decline in advertising spending by technology companies.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2007	219	$27
June 30, 2007	235	25
September 30, 2007	206	27
December 31, 2007	189	31
March 31, 2008	217	26
June 30, 2008	210	28

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended June 30,		2007 vs. 2008		Six Months Ended June 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Online images	$11,072	$11,205	$133	1%	$22,876	$21,974	$(902)	(4)%
Online media	3,427	4,940	1,513	44	6,425	9,043	2,618	41

	$14,499	$16,145	$1,646	11%	$29,301	$31,017	$1,716	6%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues for the three months ended June 30, 2008 is due primarily to an increase in consulting costs of $102,000 related to information technology. The decrease in cost of revenues during the six months ended June 30, 2008, is due primarily to a decrease in commission expense of $1.4 million due primarily to a decrease in sales and a shift in sales from third party content to wholly owned content. This decrease was partially offset by an increase in consulting and licensing costs of $358,000.

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

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues for the three and six months ended June 30, 2008 was due primarily to the acquisition of Mediabistro on July 18, 2007, which added $1.1 million and $1.9 million, respectively, to cost of revenues. The remaining increase was due primarily to increases in employee related costs.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended June 30,		2007 vs. 2008		Six Months Ended June 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Online images	$5,273	$5,618	$345	7%	$10,758	$11,158	$400	4%
Online media	1,993	2,278	285	14	3,608	4,193	585	16

	$7,266	$7,896	$630	9%	$14,366	$15,351	$985	7%

Online images. Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel and advertising. The increase in advertising, promotion and selling expense during the three and six months ended June 30, 2008 is due primarily to an increase in employee related costs of $614,000 and $853,000, respectively, partially offset by a decrease in advertising costs of $187,000 and $336,000, respectively.

Online media. Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel. The increase in advertising, promotion and selling expenses for the three and six months ended June 30, 2008 is due primarily to the acquisition of Mediabistro, which added $246,000 and $515,000, respectively.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended June 30,		2007 vs. 2008		Six Months Ended June 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Online images	$1,816	$2,060	$244	13%	$3,819	$3,910	$91	2%
Online media	244	652	408	167	372	1,189	817	220
Other	4,260	5,399	1,139	27	10,519	10,575	56	1

	$6,320	$8,111	$1,791	28%	$14,710	$15,674	$964	7%

Online images. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable. The increase in general and administrative expenses during the three and six months ended June 30, 2008 is due primarily to an increase in professional fees.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses during the three and six months ended June 30, 2008 was due primarily to the acquisition of Mediabistro, which added $340,000 and $652,000, respectively.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The increase in general and administrative expenses for the three months ended June 30, 2008 is primarily due to an increase in stock-based compensation of $1.2 million. The increase during the six months ended June 30, 2008 is due primarily to an increase in stock-based compensation of $1.1 million, an increase in professional audit and consulting fees of $571,000 and an increase in payroll related costs of $403,000. The six months ended June 30, 2007 included legal and accounting fees of $1.9 million associated with discussions with Getty Images, Inc. regarding a potential transaction which were terminated on March 7, 2007.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended June 30,		2007 vs. 2008		Six Months Ended June 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Depreciation	$1,163	$1,231	$68	6%	$2,225	$2,482	$257	12%
Amortization	3,184	3,994	810	25	6,288	7,945	1,657	26

	$4,347	$5,225	$878	20%	$8,513	$10,427	$1,914	22%

Depreciation and amortization expense increased during the three and six months ended June 30, 2008 due primarily to the acquisition of Mediabistro.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels and any purchase accounting adjustments relating to our acquisitions or any future acquisitions.

Other income (loss), net

Other loss of $36,000 during the three months ended June 30, 2008 and other income of $795,000 during the six months ended June 30, 2008 was due primarily to foreign currency transaction gains and losses.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2007 vs. 2008		Six Months Ended June 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Interest income	$38	$30	$(8)	(21)%	$78	$106	$28	36%
Interest expense	(1,431)	(1,847)	416	29	(2,904)	(3,573)	669	23

Interest expense relates primarily to borrowings under our senior credit facilities (see Liquidity and Capital Resources).

Provision (benefit) for income taxes

A provision for income taxes of $112,000 and a benefit for income taxes of $346,000 were recorded for the three and six months ended June 30, 2007, respectively. The income tax provision for the six months ended June 30, 2007 was principally impacted by $1.9 million in legal and accounting fees associated with discussions with Getty Images, Inc., regarding a potential sale, which were terminated on March 7, 2007.

A benefit for income taxes of $965,000 and $1.2 million was recorded during the three and six months ended June 30, 2008, respectively. The income tax benefit is primarily related to losses incurred for US federal and state purposes during the three and six months ended June 30, 2008, partially offset by non-deductible expenses associated with incentive stock options and subpart F income inclusions. The tax benefit is also partially offset by income taxes accrued in foreign jurisdictions where we have income, net of income tax benefit in certain foreign jurisdictions where we have losses.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2007 vs. 2008
	2007 Restated	2008	$	%
Operating cash flows	$8,191	$9,624	$1,433	17%
Investing cash flows	$(10,640)	$(5,917)	$4,723	44%
Financing cash flows	$(1,706)	$(4,383)	$(2,677)	(157)%
Acquisitions of businesses, images and other	$(8,419)	$(2,027)	$6,392	76%
Purchases of property and equipment	$(2,353)	$(3,930)	$(1,577)	(67)%

	As of		2007 vs. 2008
	December 31, 2007	June 30, 2008	$	%
Cash and cash equivalents	$7,301	$5,852	$(1,449)	(20)%
Accounts receivable, net	$25,689	$23,974	$(1,715)	(7)%
Working capital	$1,999	$(4,394)	$(6,393)	(320)%
Long-term debt	$83,375	$79,000	$(4,375)	(5)%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, January 2000 and May 2004, the sales of our Events and Research businesses, through various credit agreements and through cash flows from operating activities. Our cash balance decreased from December 31, 2007 due primarily to payments made to reduce our debt. Cash decreased in 2007 due primarily to acquisitions of businesses partially offset by cash flows from operations.

Cash provided by operating activities increased during the six months ended June 30, 2008 due primarily to decreases in accounts receivable and prepaid expenses and other assets.

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

As part of the acquisition of Mediabistro, we are required to make earn-out payments totaling up to a maximum of $3.0 million based on the attainment of a profit target achieved by Mediabistro for the period(s) from July 1, 2007 to June 30, 2008; and for the period from July 1, 2008 to June 30, 2009. Based upon the results of Mediabistro for the period from July 1, 2007 to June 30, 2008, the Company has recorded a liability of $900,000.

Cash used in financing activities during the six months ended June 30, 2008 related primarily to repayments under our credit facilities. Cash used in financing activities during the six months ended June 30, 2007 was due to repayments under our credit facility offset by borrowings under our credit facility and proceeds from the exercise of stock options.

We are party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among ourselves, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provides for $115.0 million senior credit facility. The senior credit facility is comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. The future minimum payments under the Credit Agreement are $375,000 for the remainder of 2008, $750,000 each year for the years ended December 31, 2009 through 2011, $10.2 million for the year ended December 31, 2012 and $66.9 million thereafter. Our outstanding debt, relating to the Credit Agreement, as of June 30, 2008 is reflected in the consolidated balance sheet. We made two quarterly debt payments on our term loan totaling $375,000 during the six months ended June 30, 2008. We also made payments during the three months ended June 30, 2008 totaling $4.0 million to reduce the outstanding portion of the revolving credit facility. We are currently in compliance with our obligations under the Credit Agreement, including our debt covenants thereunder.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of June 30, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$79,750	$750	$1,500	$11,000	$66,500
Operating lease obligations	12,078	3,026	4,633	3,862	557
Fair value of interest rate swap	3,128	—	—	—	3,128
Purchase obligations—acquisitions	1,041	1,041	—	—	—

	$95,997	$4,817	$6,133	$14,862	$70,185

Interest payments required under the Credit Agreement were excluded from the above table due to the variability of the interest rates. Given prevailing market rates, we have experienced a decline of approximately 1%—2% in our effective annual interest rate resulting in a reduction in interest expense. Our current expected outstanding debt range is between $67.2—$79.8 million for the period December 31, 2008 through December 31, 2012. As part of the Credit Agreement, we executed a derivative interest rate swap on $50.0 million of our overall $75.0 million of new term loan debt, which allowed us to swap our floating interest rate based on the three month LIBOR interest rate for a fixed rate of 5.58%. We estimate annual fixed rate interest expense to be in the range of $2.7—$2.8 million related to the interest rate swap.

The remaining debt amount that is not covered by the interest rate swap is subject to a variable interest rate and we estimate the annual rate range will be between 5.6% and 7.6%, or $1.3—$2.2 million in interest expense. We estimate the amount of outstanding debt subject to our variable rates to range from $29.6 million in 2008 down to $19.0 million at the end of 2012. Accordingly, we estimate our total annual interest expense to be in the range of $4.0—$5.0 million for each of the years ending December 31, 2009 though 2012. Other assumptions include the reductions in the carrying value of our debt based on the minimum required annual principal payments under the Credit Agreement, which may or may not reflect future events.

Liabilities for uncertain tax positions are excluded from the table above due to the uncertainty of the timing of the resolution of the underlying tax positions. The current portion of these liabilities at June 30, 2008 was $1.3 million, which we expect to be settled in the next 12 months. The non-current portion at June 30, 2008 was $198,000, of which the timing of the resolution is uncertain.

We have an employment agreement with our President and Chief Operating Officer. This provides 12 months of severance to be paid upon termination and is not reflected in the above table. We also have an employment agreement with our Vice President and Chief Financial Officer. This provides six months of severance to be paid upon termination and is not reflected in the above table.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 3 to our unaudited consolidated condensed financial statements included herein.

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

We are exposed to interest rate risks primarily through the borrowings associated with our Credit Agreement with KeyBank National Association. Interest on our borrowings is based on upon variable rates (indexed based on LIBOR). During 2007, we entered into an interest rate swap with a notional amount of $50.0 million which, for a portion of our variable rate debt, effectively converts the variable component of our interest into a fixed rate of 5.58%. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in accumulated other comprehensive income in stockholders’ equity. The fair value of the interest rate swap as of June 30, 2008, was $3.1 million and is included in other long-term liabilities in our consolidated balance sheet.

We are exposed to foreign currency risk as the parent company and many of our subsidiaries enter into transactions that are denominated in currencies other than their functional currency (foreign currencies), primarily euros, British pounds, U.S. dollars and Japanese yen. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued each month. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in our consolidated statements of operations in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income in our consolidated balance sheets.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is also the Company’s Principal Financial Officer and Chief Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of June 30, 2008 due to material weaknesses in the accounting for income taxes and the financial reporting close process as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps discussed below, there were no changes to the Company’s internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Steps Subsequent to December 31, 2007

Income taxes and Financial Reporting

Management is taking the following measures to address the material weaknesses related to accounting for income taxes and the financial reporting close process identified in the Form 10-K for the year ended December 31, 2007. Management is:

•	Re-evaluating the design of income tax accounting processes and controls and implementing new and improved processes and controls, including the addition of tax personnel;

•	Increasing the level of review and discussion of tax reconciliations and supporting documentation with our outside tax advisors and management;

•	Formalizing a process for documenting decisions made based upon the review of tax packages or any other supporting information provided;

•

Expanding and strengthening its accounting staff, by hiring additional qualified accounting and finance personnel to accelerate the review and expand the monitoring of accounting transactions and results. A qualified accountant has also been added to specifically prepare the statement of cash flows and assist with the evaluation of foreign intercompany balances; and

•

Adding consulting resources and incremental accounting resources to accelerate the implementation of a company wide financial software system that will include all foreign subsidiaries and will enhance the financial reporting process.

Management anticipates that these remediation efforts will enhance the controls and procedures and is taking steps to remediate the material weakness related to income taxes and financial reporting, which was previously disclosed in the Form 10-K for the year ended December 31, 2007. Until such material weakness is remediated, management has put into place additional monitoring procedures. During 2008, management will continue to reassess the effectiveness of the remediation efforts in connection with its tests of internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut, purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, we and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion is completed, and oral argument was held on the motion in December 2007. The Court has advised the parties that the motion to dismiss will be held in abeyance pending the outcome of settlement discussions between the parties.

On or about August 31, 2007, Wayne Grabein brought a claim against Jupiterimages Corporation d/b/a clipart.com (“Jupiterimages”) for alleged violation of the Fair Credit Reporting Act (“FCRA”) as amended by the Fair and Accurate Credit Transaction Act (“FACTA”). Specifically, Mr. Grabein alleges in his complaint that Jupiterimages violated FACTA by “providing and/or printing” prohibited information on a purported receipt allegedly provided to Mr. Grabein. Mr. Grabein seeks nationwide class action certification for all individuals who have received similar receipts. Mr. Grabein also seeks to recover for himself and the defined class for alleged willful violations of FACTA: statutory damages; punitive damages; cost and attorneys’ fees; interest as permitted by law; and a permanent injunction. Jupiterimages has denied the allegations in the complaint and asserted numerous affirmative defenses. The Court has issued a scheduling order setting the case for jury trial in September 2008. No motion for class certification has been filed yet. The parties are currently engaged in discovery. Jupiterimages filed a Motion for Summary Judgment and a Motion to Stay Discovery on April 30, 2008. The Court has ruled in favor of the motions.

Item 1A.	RISK FACTORS

We have revised the disclosure under the Risk Factor entitled “If we are unable to adapt to the relatively new and rapidly changing Internet advertising environment, we may be unable to attract advertisers to our networks and our revenues could suffer” as follows:

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

In addition, several pricing models have emerged for selling advertising on the Internet. A majority of our advertising is sold on a cost-per-impression basis in which we are paid for every advertising impression that we display. We also offer advertising based on certain cost-per-action models in which we are paid only when a specific event occurs, such as a web site visitor downloading a computer file or a web site visitor requesting information on a product. Pricing models continue to emerge and our advertising revenue could suffer if we are unable to adapt to this evolving environment.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Jupitermedia’s annual meeting of stockholders was held on June 3, 2008.

The following nominees were elected as directors, each to hold office until their successor is elected and qualified, by the vote set forth below:

NOMINEE	FOR	AGAINST
Alan M. Meckler	32,970,554	633,260
Christopher S. Cardell	33,089,873	513,941
Gilbert F. Bach	32,237,423	1,366,391
Michael J. Davies	32,236,454	1,367,360
John R. Patrick	32,238,266	1,365,548
William A. Shutzer	32,239,154	1,364,660

The proposal to approve the adoption of the Jupitermedia Corporation 2008 Stock Incentive Plan was approved by the vote set forth below:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
16,123,923	14,556,577	2,750	2,920,564

The proposal to approve the appointment of Deloitte & Touche LLP, independent registered public accounting firm, to act as independent auditors for Jupitermedia Corporation for the fiscal year ending December 31, 2008 was approved by the vote set forth below:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
33,550,910	48,762	4,142

Item 5.	OTHER INFORMATION

As previously reported in the Company’s Current Reports on Form 8-K filed with the SEC on June 24, 2008 and July 2, 2008, the Company dismissed Deloitte & Touche LLP as the Company’s independent registered public accounting firm and engaged Grant Thornton LLP as the Company’s new independent registered public accounting firm.

On July 21, the Company entered into an employment agreement with Donald J. O’Neill, the Company’s Vice President and Chief Financial Officer. The agreement provides six months of severance and the continuation of standard Company benefits (paid by the Company) for an equal period of time if Mr. O’Neill’s employment is terminated for any reason other than cause (as defined in the employment agreement).

The summary of the employment agreement with Mr. O’Neill set forth above is qualified in its entirety by reference to the full text of the agreement, a copy of which it attached to this report as Exhibit 10.13, and incorporated herein by reference.

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

Exhibit Number	Description

3.1[1]	Registrant’s Amended and Restated Certificate of Incorporation, as amended.

3.2[2]	Registrant’s Amended and Restated Bylaws, as amended.

10.1[3]†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998.

10.2[4]†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008)

10.3[3]†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement.

10.4[3]†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.

10.5[3]	Consent to Credit Agreement, dated as of March 30, 2008, by and among the Registrant, the several Lenders and subsidiaries of the Registrant listed on the signature pages thereof, and Keybank National Association, as the lead arranger, sole book runner and administrative agent.

10.6[3]†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler.

10.7[3]†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Christopher S. Cardell.

10.8[3]†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler.

10.9[3]†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Christopher S. Cardell.

10.10[5]†	Registrant’s 2008 Stock Incentive Plan.

10.11[6]†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement.

10.12[7]†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.

10.13†	Employment Agreement between Registrant and Donald J. O’Neill, dated as of July 21, 2008.

11[8]	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated condensed financial statements)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
2	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 14, 2007.
3	Incorporated herein by reference to the Registrant’s Form 10-Q filed on May 12, 2008.
4	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on March 7, 2008.
5	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on June 9, 2008.
6	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K Filed on June 9, 2008.
7	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K Filed on June 9, 2008.
8	Included in notes to consolidated condensed financial statements.
†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008	Jupitermedia Corporation

/s/ Christopher S. Cardell
Christopher S. Cardell
Director, President and Chief Operating Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)