Form 10-Q
period 2008-09-30
JUPITERMEDIA CORP
filed 2008-11-12
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 5, 2008 was 36,032,152.

Jupitermedia Corporation

Jupitermedia Corporation

Consolidated Condensed Balance Sheets

December 31, 2007 and September 30, 2008

(in thousands, except share and per share amounts)

	December 31, 2007	September 30, 2008
		unaudited
ASSETS
Current assets:
Cash and cash equivalents	$7,301	$4,424
Accounts receivable, net of allowances of $2,026 and $1,790, respectively	25,689	21,410
Prepaid expenses and other current assets	5,797	4,452
Deferred income taxes	1,441	1,530

Total current assets	40,228	31,816

Property and equipment, net of accumulated depreciation of $17,364 and $21,174, respectively	13,022	15,053
Intangible assets, net	74,002	67,072
Goodwill	139,813	97,864
Deferred income taxes	13,049	—
Investments and other assets	2,575	2,296

Total assets	$282,689	$214,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,153	$7,119
Accrued payroll and related expenses	3,383	4,596
Accrued expenses and other current liabilities	11,822	10,526
Current portion of long-term debt	750	750
Deferred revenues	15,121	15,155

Total current liabilities	38,229	38,146

Long-term debt	83,375	78,350
Deferred revenues	507	392
Deferred tax liabilities	—	2,457
Other long-term liabilities	3,586	3,596

Total liabilities	125,697	122,941

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 36,001,732 and 36,032,152 shares issued, respectively	360	360
Additional paid-in capital	266,858	270,838
Accumulated deficit	(117,798)	(184,816)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	7,678	4,884

Total stockholders’ equity	156,992	91,160

Total liabilities and stockholders’ equity	$282,689	$214,101

See notes to unaudited consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2007 (as restated) and 2008

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 Restated See note 13	2008	2007 Restated See note 13	2008
Revenues	$34,766	$31,041	$104,206	$100,587

Cost of revenues (exclusive of items shown separately below)	14,524	14,092	43,825	45,109
Advertising, promotion and selling	7,168	6,919	21,534	22,270
General and administrative	6,511	6,997	21,221	22,671
Depreciation	1,128	1,249	3,353	3,731
Amortization	3,381	3,892	9,669	11,837
Impairment of goodwill	—	40,000	—	40,000

Total operating expenses	32,712	73,149	99,602	145,618

Operating income (loss)	2,054	(42,108)	4,604	(45,031)
Other loss, net	(39)	(853)	(372)	(58)
Interest income	62	70	140	176
Interest expense	(2,328)	(1,625)	(5,232)	(5,198)

Loss before income taxes and minority interests	(251)	(44,516)	(860)	(50,111)
Provision (benefit) for income taxes	233	18,045	(113)	16,821
Minority interests	(30)	(61)	(109)	(86)

Net loss	$(514)	$(62,622)	$(856)	$(67,018)

Loss per share:
Basic net loss	$(0.01)	$(1.74)	$(0.02)	$(1.86)

Diluted net loss	$(0.01)	$(1.74)	$(0.02)	$(1.86)

Shares used in computing loss per share:
Basic	35,990	35,967	35,921	35,967

Diluted	35,990	35,967	35,921	35,967

See notes to unaudited consolidated condensed financial statements.

Jupitermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2007 (as restated) and 2008

(in thousands)

	Nine Months Ended September 30,
	2007 Restated See note 13	2008
Cash flows from operating activities:
Net loss	$(856)	$(67,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	—	40,000
Depreciation and amortization	13,022	15,568
Stock-based compensation	2,363	3,972
Provision (benefit) for losses on accounts receivable	62	(171)
Minority interests	109	86
Other income, net	(142)	(27)
Amortization of debt issuance costs	—	223
Deferred income taxes	39	15,778
Excess tax benefit from stock-based compensation	(863)	—
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable	(1,587)	3,706
Prepaid expenses and other assets	(449)	2,121
Accounts payable and accrued expenses and other liabilities	(3,239)	(3,300)
Deferred revenues	1,563	27

Net cash provided by operating activities	10,022	10,965

Cash flows from investing activities:
Purchases of property and equipment	(4,003)	(5,597)
Acquisitions of businesses, images and other	(30,246)	(3,325)
Proceeds from sales of assets and other	142	335

Net cash used in investing activities	(34,107)	(8,587)

Cash flows from financing activities:
Borrowings under credit facilities	94,900	1,600
Debt issuance costs	(1,537)	(15)
Repayment of borrowings under credit facilities	(72,986)	(6,625)
Proceeds from exercise of stock options	1,115	7
Excess tax benefit from stock-based compensation	863	—

Net cash provided by (used in) financing activities	22,355	(5,033)

Effects of exchange rates on cash and cash equivalents	272	(222)

Net change in cash and cash equivalents	(1,458)	(2,877)
Cash and cash equivalents, beginning of period	8,891	7,301

Cash and cash equivalents, end of period	$7,433	$4,424

Supplemental disclosures of cash flow:
Cash paid for (refund of) income taxes	$7,818	$(610)

Cash paid for interest	$2,854	$5,062

Non-cash investing activities:
Accrual of acquisitions of long-lived assets	$—	$2,191

Accrual of purchase obligation	$—	$1,041

See notes to unaudited consolidated condensed financial statements.

Jupitermedia Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2008

1. THE COMPANY

Jupitermedia Corporation (“Jupitermedia”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. Jupitermedia includes Jupiterimages, one of the leading images companies in the world with over 10.0 million images online serving creative professionals. See note 14 for further disclosure on the pending sale of Jupitermedia’s Online images business. The JupiterOnlineMedia division of Jupitermedia includes five distinct online networks: internet.com and EarthWeb.com for IT and business professionals; DevX.com for developers; and Mediabistro.com and Graphics.com for media and creative professionals. JupiterOnlineMedia includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. JupiterOnlineMedia also includes the STEP Inside Design and Dynamic Graphics print magazines. In addition, JupiterOnlineMedia includes JupiterEvents and Mediabistro’s media-related events, which produce offline conferences and trade shows focused on IT and business-specific topics.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Jupitermedia in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated condensed statements of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Jupitermedia’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In July 2007, Jupitermedia entered into a derivative interest rate swap, which has been designated as a cash flow hedge (see note 7). The initial fair value of this instrument was determined by Jupitermedia’s counterparties using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to its instrument. Jupitermedia continues to value this security based on quotes from its counterparties. Since the inputs used to value this option contract are observable, Jupitermedia has classified them as level 2 inputs. There was no ineffectiveness relating to the interest rate swap for the three and nine months ended September 30, 2008, with all of the unrecognized gains and losses being recorded in accumulated other comprehensive income in stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. Jupitermedia is currently evaluating whether the adoption of SFAS No. 157, for items within the scope of FSP FAS No. 157-2, will have an impact on its consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and, therefore, will not impact Jupitermedia’s financial statements upon adoption. SFAS No. 141(R) makes significant changes to the accounting for business combinations, including, but not limited to:

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of Jupitermedia acquired after the effective date. Jupitermedia is currently evaluating whether the adoption of FSP FAS 142-3 will have an impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of Earnings Per Share (“EPS”) pursuant to the two-class method. Upon adoption, all of a company’s prior period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted for FSP EITF 03-6-1. Jupitermedia is currently evaluating the effect, if any, that FSP EITF 03-6-1 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States (“the GAAP Hierarchy”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The GAAP Hierarchy under SFAS No. 162 is as follows:

(a)	FASB SFAS and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

(b)	FASB Technical Bulletins, and if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

(c)	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB EITF and the topics discussed in Appendix D of EITF Abstracts.

(d)	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Positions not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

Jupitermedia is currently evaluating whether the adoption of SFAS No. 162 will have an impact on its consolidated financial statements.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS 123R”), Jupitermedia must recognize the compensation expense for equity awards over the vesting period based on their grant-date fair value.

Total stock-based compensation recognized during the three and nine months ended September 30, 2007 and 2008 are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Stock-based compensation	$652	$856	$2,363	$3,972

The effect of stock-based compensation increased additional paid-in capital by $856,000 and $4.0 million, respectively, during the three and nine months ended September 30, 2008.

Jupitermedia uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions for the indicated periods:

	Nine Months Ended September 30,
	2007	2008
Risk-free interest rate	4.88%	2.46%
Expected life (in years)	4.2	2.4
Dividend yield	0%	0%
Expected volatility	65%	65%

The expected stock price volatility is based on the historical volatility of Jupitermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on the simplified method, which entails averaging the life of the option with the vesting period. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2007 and 2008 was $3.91 and $0.65, respectively.

The following table summarizes option activity during the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	5,417,430	$9.81
Granted	4,213,633	$2.01
Exercised	(2,501)	$2.91
Forfeited, expired or cancelled	(3,459,600)	$11.11

Outstanding at September 30, 2008	6,168,962	$3.76	4.04	$10,967

Vested and expected to vest at September 30, 2008	5,933,274	$3.79	4.03	$10,967

Exercisable at September 30, 2008	4,485,479	$4.00	3.91	$10,967

The aggregate intrinsic value in the table above is before income taxes, based on Jupitermedia’s closing stock price of $1.16 as of September 30, 2008.

During the nine months ended September 30, 2008, the total intrinsic value of stock options exercised was $2,000.

As of September 30, 2008, there was $4.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock incentive plan. That cost is expected to be amortized over a weighted-average period of thirteen months.

Cash provided by operating activities decreased and cash provided by (used in) financing activities increased by $863,000 and $0, related to excess tax benefits from stock-based payment arrangements for the nine months ended September 30, 2007 and 2008, respectively.

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

Jupitermedia accounted for the exchange offer as a modification under SFAS No. 123(R). In accordance with SFAS No. 123(R), Jupitermedia recorded the incremental fair value related to the exchanged awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining vesting period. The fair values of the exchanged options were estimated using the Black-Scholes option pricing model. A total of 3,047,289 shares were cancelled and reissued. This amount has been included in the granted and forfeited, expired or cancelled lines in the table above. The incremental fair value of the exchange offer was approximately $1.8 million, with $1.4 million recorded during the three months ended June 30, 2008, and the remaining $400,000 to be recognized over the remaining vesting period of the options.

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

Computations of basic and diluted loss per share for the three and nine months ended September 30, 2007 and 2008 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net loss	$(514)	$(62,622)	$(856)	$(67,018)

Basic weighted average common shares outstanding	35,990	35,967	35,921	35,967
Effect of dilutive stock options	—	—	—	—

Total basic weighted average common shares and dilutive stock options	35,990	35,967	35,921	35,967

Loss Per Share:
Basic net loss	$(0.01)	$(1.74)	$(0.02)	$(1.86)

Diluted net loss	$(0.01)	$(1.74)	$(0.02)	$(1.86)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Number of anti-dilutive stock options	4,867	6,169	4,867	6,169
Weighted average exercise price	$10.61	$3.76	$10.61	$3.76

6. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$53,383	$(12,242)	$41,141
Supplier and contributor contracts	15,462	(5,639)	9,823
Customer and distributor relationships	10,135	(2,974)	7,161
Web site development costs	7,711	(4,750)	2,961
Trademarks	4,457	(3,454)	1,003
Non-compete agreements	1,780	(909)	871
Content development costs	570	—	570

Total	$93,498	$(29,968)	$63,530

	September 30, 2008
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$55,325	$(16,797)	$38,528
Supplier and contributor contracts	15,231	(8,008)	7,223
Customer and distributor relationships	12,126	(4,969)	7,157
Web site development costs	8,351	(6,172)	2,179
Trademarks	4,892	(3,950)	942
Non-compete agreements	1,845	(1,418)	427
Content development costs	400	(143)	257

Total	$98,170	$(41,457)	$56,713

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

Amortization expense related to intangible assets subject to amortization was $3.4 million and $9.7 million for the three and nine months ended September 30, 2007, respectively, and $3.9 million and $11.8 million for the three and nine months ended September 30, 2008, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2008, is expected to be as follows (in thousands):

Year Ending December 31,
2008	$3,424
2009	12,693
2010	10,757
2011	7,121
2012	4,000
Thereafter	18,718

$56,713

Unamortized Intangible Assets

	December 31, 2007	September 30, 2008
Domain names	$10,472	$10,359

Goodwill

Goodwill is the excess of cost over the fair market value of tangible and other intangible net assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with SFAS No. 142. Although Jupitermedia normally conducts its annual impairment review in the fourth quarter of each fiscal year, Jupitermedia received offers from multiple market participants for its Online images business during the third quarter of 2008 and concluded that the offers being made were a trigger of impairment to goodwill as of September 30, 2008. Accordingly, Jupitermedia has recorded an estimated impairment charge of $40.0 million during the third quarter of 2008. In the fourth quarter of 2008, Jupitermedia will complete its valuation of impairment under SFAS No. 142 and SFAS No. 144, which will likely result in additional impairments of goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows (in thousands):

	Online Images	Online Media	Total
Balance as of December 31, 2007	$116,179	$23,634	$139,813
Goodwill acquired during year	141	—	141
Purchase accounting adjustments	(53)	(570)	(623)
Impairment	(40,000)	—	(40,000)
Effect of foreign currency	(1,467)	—	(1,467)

Balance as of September 30, 2008	$74,800	$23,064	$97,864

Purchase accounting adjustments pertain primarily to purchase price adjustments made to the fair value of certain assets purchased in connection with the acquisition of Mediabistro.com Inc. (see note 8).

7. DEBT AND DERIVATIVE INSTRUMENT

Jupitermedia is party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among Jupitermedia, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. Until amended as described below, the Credit Agreement provided for a $115.0 million senior credit facility and was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. As of December 31, 2007 and September 30, 2008 the interest rate on Jupitermedia’s outstanding debt was 7.6% and 6.5%, respectively.

On October 10, 2008, Jupitermedia, entered into the First Amendment Agreement, dated as of October 10, 2008 (the “Amendment”), with the Lenders and the Administrative Agent, to amend the Credit Agreement. The Amendment amends the Credit Agreement, in pertinent part, as follows (capitalized terms are used as defined in the Amendment):

•

Amendment to Financial Covenants. The Leverage Ratio covenant was modified to increase the maximum Leverage Ratio to 3.50 to 1.00 from September 30, 2008 through March 30, 2010, and 2.75 to 1.00 from March 31, 2010 through June 29, 2010. The maximum Leverage Ratio from June 30, 2010 was not changed. The maximum Consolidated Capital Expenditure covenant was modified to increase the maximum amount permitted to $6.25 million during the 2008 fiscal year and $6.0 million during the 2009 fiscal year and was left unchanged for subsequent periods.

•

Changes to Fees and Interest Rate Margins. The Applicable Commitment Fee Rate was fixed at 50 basis points. The Applicable Margin was changed as follows: If the Leverage Ratio is less than or equal to 2.50 to 1.00 the Applicable Margin is 450 basis points for Eurodollar Loans and 450 basis points for Base Rate Loans, and otherwise the Applicable Margin is 475 basis points for Eurodollar Loans and 475 basis points for Base Rate Loans.

•	Reduction in Size of Revolving Credit Facility. The Maximum Revolving Amount has been reduced to $25.0 million. The Swing Line Commitment has been reduced to $3.1 million.

•

Excess Cash Flow Prepayment. Commencing with the fiscal year ended December 31, 2009, the Company is required to make mandatory principal repayments equal to 75% of Excess Cash Flow; provided, that commencing with the fiscal quarter ending March 31, 2009, if the Leverage Ratio at any time is less than 2.00 to 1.00 for any two consecutive fiscal quarters, the mandatory prepayment is reduced to 50% of the Excess Cash Flow and remains at such reduced percentage unless and until the Leverage Ratio equals or exceeds 2.00 to 1.00.

•

Other Changes. The Amendment also contains an amendment to the definition of Consolidated EBITDA, includes a definition of Excess Cash Flow and contains certain other modifications of the Credit Agreement. The accordion feature contemplated by Section 2.10(b) and (c) of the Credit Agreement is deleted pursuant to the Amendment.

The Company paid an amendment fee of 50 basis points to Lenders who consented to the Amendment.

The future minimum payments under the Credit Agreement are $187,500 for the remainder of the year ended December 31, 2008, $750,000 each year for the years ended December 31, 2009 through December 31, 2011, $10.2 million for the year ended December 31, 2012 and $66.4 million thereafter. Jupitermedia’s outstanding debt, relating to the Credit Agreement, as of

September 30, 2008 is reflected in the unaudited consolidated condensed balance sheet. Jupitermedia made three quarterly debt payments on its term loan totaling $562,500 during the nine months ended September 30, 2008. Jupitermedia reduced the outstanding portion of the revolving credit facility by $463,000 and $4.5 million, respectively, during the three and nine months ended September 30, 2008. We are currently in compliance with our obligations under the Credit Agreement, including our debt covenants thereunder.

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

At December 31, 2007 and September 30, 2008, the fair value of the interest rate swap was $3.4 million and is recorded as other long-term liabilities in Jupitermedia’s consolidated condensed balance sheets. During the three months ended September 30, 2008, the effective portion of the change in fair value of the interest rate swap of $164,000, net of tax of $103,000, was recorded as an unrecognized loss in accumulated other comprehensive income in stockholders’ equity and there was no ineffective portion. During the nine months ended September 30, 2008, the effective portion of the change in fair value of the interest rate swap of $34,000, net of tax of $11,000, was recorded as an unrecognized gain in accumulated other comprehensive income in stockholders’ equity and there was no ineffective portion.

During the third quarter of 2008, a valuation allowance was established on the deferred tax asset associated with the cumulative unrecognized loss that has been recorded on the interest rate swap since inception. See note 10 for further discussion of the valuation allowance.

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

As part of the acquisition of Mediabistro, Jupitermedia is required to make earn-out payments totaling up to a maximum of $3.0 million based on the attainment of a profit target achieved by Mediabistro for the period from July 1, 2007 to June 30, 2008; and for the period from July 1, 2008 to June 30, 2009. Based upon the results of Mediabistro for the period from July 1, 2007 to June 30, 2008, Jupitermedia has recorded a liability of $900,000, which was subsequently paid in October 2008.

The total purchase price has been allocated to the assets and liabilities based on estimates of their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of Mediabistro (in thousands):

Cash and cash equivalents	$1,133
Accounts receivable, net	512
Prepaid expenses and other	514
Property, plant and equipment	87
Domain names	1,300
Customer relationships	6,120
Web site development costs	210
Covenant not to compete	390
Content development costs	400
Goodwill	11,752

Total assets acquired	22,418

Accounts payable	630
Accrued payroll and related expenses	99
Accrued expenses	155
Deferred income taxes	546
Deferred revenue	988

Total liabilities assumed	2,418

Net assets acquired	$20,000

Intangible assets and goodwill include the final allocation of the purchase price relating to the acquisition of Mediabistro. The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with the acquisition of Mediabistro is not deductible for tax purposes.

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

9. SEGMENT INFORMATION

Jupitermedia has two reportable segments: Online images and Online media. The following tables summarize the results of the segments of Jupitermedia for the three and nine months ended September 30, 2007 and 2008. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, RoyaltyFreeMusic.com, JupiterGreetings.com, eStockMusic.com and Stockxpert.com. Online media includes the internet.com, EarthWeb.com, DevX.com, Mediabistro.com and Graphics.com Networks along with JupiterEvents and Mediabistro.com’s media-related events. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our Online media business. Our results will also be impacted by the number and size of events we hold in each quarter. In addition, there may be fluctuations as events held in one period in the current year may be held in a different period in future years. Jupitermedia evaluates segment performance based on income or loss from operations. Other includes corporate overhead, depreciation and amortization. With the exception of goodwill, Jupitermedia does not identify or allocate assets by operating segment. See note 6 for the allocation of goodwill to Jupitermedia’s reportable segments.

Summary information by segment for the three and nine months ended September 30, 2007 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues:
Online images	$26,824	$23,467	$82,121	$75,699
Online media	7,942	7,574	22,085	24,888

	34,766	31,041	104,206	100,587

Cost of revenues and operating expenses:
Online images	17,992	17,250	55,445	54,292
Online media	6,390	6,857	16,795	21,282
Depreciation and amortization	4,509	5,141	13,022	15,568
Impairment of online images goodwill	—	40,000	—	40,000
Other	3,821	3,901	14,340	14,476

	32,712	73,149	99,602	145,618

Operating income (loss):
Online images	8,832	6,217	26,676	21,407
Online media	1,552	717	5,290	3,606
Impairment of online images goodwill	—	(40,000)	—	(40,000)
Other	(8,330)	(9,042)	(27,362)	(30,044)

	$2,054	$(42,108)	$4,604	$(45,031)

10. INCOME TAXES

On January 1, 2007, Jupitermedia adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 creates a two-step approach for evaluating uncertain tax positions. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for the reversal of tax positions, and it has expanded disclosure requirements. There has been no material change to Jupitermedia’s unrecognized tax benefits during the three and nine months ended September 30, 2008.

A provision for income taxes of $233,000 and an income tax benefit of $113,000 were recorded for the three and nine months ended September 30, 2007, respectively. The income tax provision for the nine months ended September 30, 2007 was principally impacted by $1.9 million in legal and accounting fees associated with discussions with Getty Images, Inc., regarding a potential sale, which were terminated on March 7, 2007.

A provision for income taxes of $18.0 million and $16.8 million was recorded during the three and nine months ended September 30, 2008, respectively. The income tax provision is primarily related to the establishment of a valuation allowance on certain deferred tax assets that were recorded as of December 31, 2007. The income tax provision is also impacted by income taxes accrued in foreign jurisdictions where Jupitermedia has income, partially offset by an income tax benefit related to losses incurred for United States federal income tax purposes that can be carried back.

Based on Jupitermedia’s most recent projections, management has concluded that it is more likely than not that Jupitermedia will have insufficient taxable income to allow recognition of certain of its deferred tax assets. Accordingly, a valuation allowance has been established against those deferred tax assets where there is uncertainty on future utilization as described below.

At December 31, 2007, Jupitermedia had federal, state and foreign net operating loss (“NOL”) carryforwards of $4.1 million for which a valuation allowance of $800,000 had been established. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. Jupitermedia has established an additional valuation allowance against $2.4 million of deferred tax assets attributable to NOL carryforwards in the third quarter.

At December 31, 2007, Jupitermedia had other deferred tax assets of $18.1 million which were primarily composed of amortization and impairment of intangible assets and reversals of book expense on stock-based compensation. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. Jupitermedia has established a valuation allowance against $14.8 million of these deferred tax assets.

11. COMMITMENTS AND CONTINGENCIES

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action (the “Action”) in the United States District Court for the District of Connecticut (the “Court”), purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, Jupitermedia and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion is completed, and oral argument was held on the motion in December 2007. The Court subsequently denied the motion as moot after being advised by the parties that they had agreed to a settlement of the action, pending Court approval.

On October 8, 2008, the Court granted preliminary approval of a comprehensive settlement of the Action, and scheduled a hearing for December 10, 2008 to consider whether to approve the settlement and enter judgment thereon. At the settlement hearing, Mr. Lange’s counsel will request that the Court approve the agreed-to fees and expenses (“Fees and Expenses”) for their efforts in filing, prosecuting and settling the Action. If the settlement receives final Court approval, the Company’s insurers would pay all of the Fees and Expenses.

Jupitermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of Jupitermedia.

12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net loss	$(514)	$(62,622)	$(856)	$(67,018)
Foreign currency translation adjustment	3,575	(3,376)	5,518	(2,828)
Change in fair value of interest rate swap, net of income taxes	(1,852)	(164)	(1,852)	34

Total comprehensive income (loss)	$1,209	$(66,162)	$2,810	$(69,812)

13. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fourth quarter of 2007, Jupitermedia identified certain adjustments related to deferred income tax assets and liabilities and income taxes payable as a result of incorrectly accounting for the tax effects of certain purchase accounting adjustments as well as corrections related to foreign currency transactions that reclassified foreign currency transaction gains and losses from accumulated other comprehensive income (loss) in the consolidated condensed balance sheet to other income (loss), net for the three and nine months ended September 30, 2007 in the consolidated condensed statement of operations. As a result, Jupitermedia has restated its consolidated condensed statement of operations and consolidated condensed statement of cash flows for the three and nine months ended September 30, 2007.

The following tables show the effects of this restatement on Jupitermedia’s consolidated condensed statement of operations for the three and nine months ended September 30, 2007, and consolidated condensed statement of cash flows for the nine months ended September 30, 2007 (in thousands, except per share amounts):

	Consolidated Condensed Statement of Operations
Three Months ended September 30, 2007	Previously Reported	Adjustments	Restated
Other income (loss), net	$15	$(54)	$(39)
Loss before income taxes and minority interests	(197)	(54)	(251)
Provision (benefit) for income taxes	307	(74)	233
Net loss	(534)	20	(514)

Basic loss per share	$(0.01)	$(0.00)	$(0.01)

Diluted loss per share	$(0.01)	$(0.00)	$(0.01)

	Consolidated Condensed Statement of Operations
Nine Months ended September 30, 2007	Previously Reported	Adjustments	Restated
Other income (loss), net	$(34)	$(338)	$(372)
Loss before income taxes and minority interests	(522)	(338)	(860)
Provision (benefit) for income taxes	325	(438)	(113)
Net loss	(956)	100	(856)

Basic loss per share	$(0.01)	$(0.01)	$(0.02)

Diluted loss per share	$(0.01)	$(0.01)	$(0.02)

	Consolidated Condensed Statement of Cash Flows
Nine Months ended September 30, 2007	Previously Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(956)	$100	$(856)
Accounts payable and accrued expenses and other liabilities	(3,753)	514	(3,239)
Other (income) loss, net	34	(176)	(142)
Deferred income taxes	288	(249)	39
Excess tax benefit from stock-based compensation	(731)	(132)	(863)
Prepaid expenses and other assets	(260)	(189)	(449)
Net cash provided by operating activities	10,154	(132)	10,022
Cash flows from financing activities:
Excess tax benefit from stock-based compensation	731	132	863
Net cash provided by financing activities	22,223	132	22,355

14. SUBSEQUENT EVENTS

On October 22, 2008, Jupitermedia entered into a definitive stock purchase agreement (the “Agreement”) to sell its Online images business to Getty Images, Inc. for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”).

The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, Getty Images, Inc. will purchase from Jupitermedia, and Jupitermedia will transfer, assign, convey and deliver to Getty Images, Inc. all of its shares in Jupiterimages Corporation, an Arizona corporation and wholly owned subsidiary of Jupitermedia (“ Jupiterimages “). As a result of the Sale, Jupiterimages will become a wholly owned subsidiary of Getty Images, Inc. The transaction is not subject to a financing condition. The consummation of the transaction is subject to approval by Jupitermedia’s stockholders and other customary closing conditions. As a result of the Agreement, Jupitermedia will account for the operations of its Online images business as a discontinued operation during the fourth quarter of 2008. Jupitermedia expects to incur a non-cash loss of approximately $55.0 million upon the closing of the Sale, less any additional impairment charges recorded by the Company prior to the closing of the Sale.

Effective as of October 24, 2008, Christopher Cardell resigned as the President and Chief Operating Officer of Jupitermedia and as a director of Jupitermedia to pursue other interests.

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

Recent Developments

On October 22, 2008, we entered into a definitive stock purchase agreement (the “Agreement”) to sell our Online images business to Getty Images, Inc. for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). The consummation of the transaction is subject to approval by our stockholders and other customary closing conditions. As a result of the Agreement, we will account for the operations of our Online images business as a discontinued operation during the fourth quarter of 2008. We expect to incur a non-cash loss of approximately $55.0 million upon the closing of the Sale, less any additional impairment charges recorded prior to the closing of the Sale.

Effective as of October 24, 2008, Christopher Cardell resigned as the President and Chief Operating Officer of Jupitermedia and as a director of Jupitermedia to pursue other interests.

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

Results of Operations

Revenues

The following tables sets forth, for the periods indicated, a comparison of our revenues by segment (dollars in thousands):

	Three Months Ended September 30,		2007 vs. 2008		Nine Months Ended September 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Online images	$26,824	$23,467	$(3,357)	(13)%	$82,121	$75,699	$(6,422)	(8)%
Online media	7,942	7,574	(368)	(5)	22,085	24,888	2,803	13

	$34,766	$31,041	$(3,725)	(11)%	$104,206	$100,587	$(3,619)	(3)%

Online images. The decrease in revenues during the three and nine months ended September 30, 2008 is due primarily to declines in direct sales of royalty-free single images and CD-ROMs and in sales from third party distributors, partially offset by an increase in subscription revenues. This was mainly due to changes in the images industry, including the emergence of competitive image offerings such as micropayment. We are continually creating new product offerings to address the changes in the market.

The following table sets forth, for the three and nine months ended September 30, 2007 and 2008, the components of our Online images revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Single images and CD-ROMs	$13,197	$10,913	$39,831	$36,074
Subscriptions	7,146	7,699	21,467	23,158
Distributors, licensing and other	6,481	4,855	20,823	16,467

Total Online images	$26,824	$23,467	$82,121	$75,699

Online media. The decrease in revenues during the three months ended September 30, 2008 is due to a decrease in advertising revenue, which was due primarily to the downturn in the U.S. and global economy. The increase in revenues during the nine months ended September 30, 2008 is due to the acquisition of Mediabistro which added an additional $4.8 million in revenues. This was partially offset by a reduction in advertising revenues due to a decline in advertising spending by technology companies.

The following table sets forth a quarter-by-quarter comparison of the number of our Online media online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2007	219	$27
June 30, 2007	235	25
September 30, 2007	206	27
December 31, 2007	189	31
March 31, 2008	217	26
June 30, 2008	210	28
September 30, 2008	260	19

Cost of revenues

The following table sets forth, for the periods indicated, a comparison of our cost of revenues by segment (dollars in thousands):

	Three Months Ended September 30,		2007 vs. 2008		Nine Months Ended September 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Online images	$10,682	$9,827	$(855)	(8)%	$33,558	$31,801	$(1,757)	(5)%
Online media	3,842	4,265	423	11	10,267	13,308	3,041	30

	$14,524	$14,092	$(432)	(3)%	$43,825	$45,109	$1,284	3%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The decrease in cost of revenues for the three months ended September 30, 2008 is due primarily to a decrease in commission expense of $795,000. The decrease in cost of revenues during the nine months ended September 30, 2008 is due primarily to a decrease in commission expense of $2.2 million due primarily to a decrease in sales and a shift in sales from third party content to wholly owned content. This decrease was partially offset by an increase in technology consulting expense of $427,000.

We intend to make investments through internal development. As we continue to make investments to increase the size of our image library, we may need to increase our spending for Web site hosting and storage costs.

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues for the three months ended September 30, 2008 is due primarily to an increase of employee related costs. The increase in cost of revenues for the nine months ended September 30, 2008 is due primarily to the acquisition of Mediabistro on July 18, 2007, which added an additional $2.4 million to cost of revenues. The remaining increase is due primarily to increases in employee related costs of $904,000.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Three Months Ended September 30,		2007 vs. 2008		Nine Months Ended September 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Online images	$5,203	$4,914	$(289)	(6)%	$15,961	$16,072	$111	1%
Online media	1,965	2,005	40	2	5,573	6,198	625	11

	$7,168	$6,919	$(249)	(3)	$21,534	$22,270	$736	3%

Online images. Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel and advertising. The decrease in advertising, promotion and selling expense during the three months ended September 30, 2008 is due primarily to a decrease in advertising costs of $524,000, partially offset by an increase in employee related costs of $283,000.

The increase in advertising, promotion and selling expense during the nine months ended September 30, 2008 is due primarily to an increase in employee related costs of $1.1 million, partially offset by a decrease in advertising costs of $863,000.

Online media. Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel. The increase in advertising, promotion and selling expense during the three months ended September 30, 2008 is due primarily to an increase in advertising costs of $70,000, partially offset by a decrease in payroll related costs of $19,000. The increase in advertising, promotion and selling expenses for the nine months ended September 30, 2008 is due primarily to the acquisition of Mediabistro, which added an additional $604,000.

General and administrative

The following table sets forth, for the periods indicated, a comparison of our general and administrative expenses by segment (dollars in thousands):

	Three Months Ended September 30,		2007 vs. 2008		Nine Months Ended September 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Online images	$2,107	$2,509	$402	19%	$5,926	$6,419	$493	8%
Online media	583	587	4	1	955	1,776	821	86
Other	3,821	3,901	80	2	14,340	14,476	136	1

	$6,511	$6,997	$486	7%	$21,221	$22,671	$1,450	7%

Online images. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable. The increase in general and administrative expenses during the three and nine months ended September 30, 2008 is due primarily to legal fees of $557,000 related to the stock purchase agreement with Getty Images, Inc. signed on October 22, 2008.

Online media. General and administrative expenses primarily consist of office related costs and provisions for losses on accounts receivable. The increase in general and administrative expenses during the three months ended September 30, 2008 is due primarily to an increase in payroll costs of $64,000, offset by a decrease in consulting expense of $32,000 and a decrease in office related costs of $28,000. The increase in general and administrative expenses during the nine months ended September 30, 2008 was due primarily to the acquisition of Mediabistro, which added an additional $661,000.

Other. General and administrative expenses primarily consist of payroll and benefits costs for administrative personnel, office related costs and professional fees. The increase in general and administrative expenses for the three months ended September 30, 2008 is primarily due to an increase of payroll related costs of $451,000 offset by a decrease in professional services of $389,000. The increase during the nine months ended September 30, 2008 is due primarily to an increase in stock-based compensation of $1.2 million, an increase in payroll related costs of $783,000 and an increase in professional consulting fees of $344,000, partially offset by a decrease in professional legal and tax services of $2.2 million. The nine months ended September 30, 2007 included legal and accounting fees of $1.9 million associated with discussions with Getty images, Inc. regarding a potential transaction which were terminated on March 7, 2007.

Depreciation and amortization

The following table sets forth, for the periods indicated, a comparison of our depreciation and amortization expenses (dollars in thousands):

	Three Months Ended September 30,		2007 vs. 2008		Nine Months Ended September 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Depreciation	$1,128	$1,249	$121	11%	$3,353	$3,731	$378	11%
Amortization	3,381	3,892	511	15	9,669	11,837	2,168	22

	$4,509	$5,141	$632	14%	$13,022	$15,568	$2,546	20%

Depreciation and amortization expense increased during the three and nine months ended September 30, 2008 due primarily to the acquisition of Mediabistro.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment of goodwill

Although we normally conduct our annual impairment review in the fourth quarter of each fiscal year, we have received offers from multiple market participants for our Online images business during the third quarter of 2008 and concluded that the offers being made were a trigger of impairment to goodwill as of September 30, 2008. Accordingly, we have recorded an estimated impairment charge of $40.0 million during the third quarter of 2008. In the fourth quarter of 2008, we will complete our valuation of impairment under SFAS No. 142 and SFAS No. 144, which will likely result in additional impairments of goodwill.

Other loss, net

Other loss of $853,000 during the three months ended September 30, 2008 and other loss of $58,000 during the nine months ended September 30, 2008 was due primarily to foreign currency transaction gains and losses.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2007 vs. 2008		Nine Months Ended September 30,		2007 vs. 2008
	2007	2008	$	%	2007	2008	$	%
Interest income	$62	$70	$8	13%	$140	$176	$36	26%
Interest expense	(2,328)	(1,625)	703	30%	(5,232)	(5,198)	34	1%

Interest expense relates primarily to borrowings under our senior credit facilities (see Liquidity and Capital Resources).

Provision (benefit) for income taxes

A provision for income taxes of $233,000 and an income tax benefit of $113,000 were recorded for the three and nine months ended September 30, 2007, respectively. The income tax provision for the nine months ended September 30, 2007 was principally impacted by $1.9 million in legal and accounting fees associated with discussions with Getty Images, Inc., regarding a potential sale, which were terminated on March 7, 2007.

A provision for income taxes of $18.0 million and $16.8 million was recorded during the three and nine months ended September 30, 2008, respectively. The income tax provision is primarily related the establishment of a valuation allowance on certain deferred tax assets that were recorded as of December 31, 2007. The income tax provision is also impacted by income taxes accrued in foreign jurisdictions where we have income, partially offset by an income tax benefit related to losses incurred for United States federal income tax purposes that can be carried back.

Based on our most recent projections, we have concluded that it is more likely than not that we will have insufficient taxable income to allow recognition of certain of its deferred tax assets. Accordingly, a valuation allowance has been established against those deferred tax assets where there is uncertainty on future utilization as described below.

At December 31, 2007, we had federal, state and foreign net operating loss (“NOL”) carryforwards of $4.1 million for which a valuation allowance of $800,000 had been established. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established an additional valuation allowance against $2.4 million of deferred tax assets attributable to NOL carryforwards in the third quarter.

At December 31, 2007, we had other deferred tax assets of $18.1 million which were primarily composed of amortization and impairment of intangible assets and reversals of book expense on stock-based compensation. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established a valuation allowance against $14.8 million of these deferred tax assets.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2007 vs. 2008
	2007 Restated	2008	$	%
Operating cash flows	$10,022	$10,965	$943	9%
Investing cash flows	$(34,107)	$(8,587)	$25,520	75%
Financing cash flows	$22,355	$(5,033)	$(27,388)	(123)%
Acquisitions of businesses, images and other	$(30,246)	$(3,325)	$26,921	89%
Purchases of property and equipment	$(4,003)	$(5,597)	$(1,594)	(40)%

	As of		2007 vs. 2008
	December 31, 2007	September 30, 2008	$	%
Cash and cash equivalents	$7,301	$4,424	$(2,877)	(39)%
Accounts receivable, net	$25,689	$21,410	$(4,279)	(17)%
Working capital	$1,999	$(6,330)	$(8,329)	(417)%
Long-term debt	$83,375	$78,350	$(5,025)	(6)%

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

Cash provided by operating activities increased during the nine months ended September 30, 2008 due primarily to decreases in accounts receivable and prepaid expenses and other assets.

The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash used in investing activities in 2008 related primarily to information technology related spending. Net cash used in investing activities in 2007 related primarily to acquisitions of certain businesses and information technology spending.

As part of the acquisition of Mediabistro, we are required to make earn-out payments totaling up to a maximum of $3.0 million based on the attainment of a profit target achieved by Mediabistro for the period from July 1, 2007 to June 30, 2008; and for the period from July 1, 2008 to June 30, 2009. Based upon the results of Mediabistro for the period from July 1, 2007 to June 30, 2008, the Company has recorded a liability of $900,000, which was subsequently paid in October 2008.

Cash used in financing activities during the nine months ended September 30, 2008 related primarily to repayments under our credit facility. Cash used in financing activities during the nine months ended September 30, 2007 was due to repayments under our credit facility offset by borrowings under our credit facility and proceeds from the exercise of stock options.

Jupitermedia is party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among Jupitermedia, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. Until amendment as described below, the Credit Agreement provided for a $115.0 million senior credit facility and was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. As of December 31, 2007 and September 30, 2008 the interest rates on Jupitermedia’s outstanding debt was 7.6% and 6.5%, respectively.

On October 10, 2008, Jupitermedia, entered into the First Amendment Agreement, dated as of October 10, 2008 (the “Amendment”), with the Lenders and the Administrative Agent, to amend the Credit Agreement. The Amendment amends the Credit Agreement, in pertinent part, as follows (capitalized terms are used as defined in the Amendment):

•

Amendment to Financial Covenants. The Leverage Ratio covenant was modified to increase the maximum Leverage Ratio to 3.50 to 1.00 from September 30, 2008 through March 30, 2010, and 2.75 to 1.00 from March 31, 2010 through June 29, 2010. The maximum Leverage Ratio from June 30, 2010 was not changed. The maximum Consolidated Capital Expenditure covenant was modified to increase the maximum amount permitted to $6.25 million during the 2008 fiscal year and $6.0 million during the 2009 fiscal year and was left unchanged for subsequent periods.

•

Changes to Fees and Interest Rate Margins. The Applicable Commitment Fee Rate was fixed at 50 basis points. The Applicable Margin was changed as follows: If the Leverage Ratio is less than or equal to 2.50 to 1.00 the Applicable Margin is 450 basis points for Eurodollar Loans and 450 basis points for Base Rate Loans, and otherwise the Applicable Margin is 475 basis points for Eurodollar Loans and 475 basis points for Base Rate Loans.

•	Reduction in Size of Revolving Credit Facility. The Maximum Revolving Amount has been reduced to $25.0 million. The Swing Line Commitment has been reduced to $3.1 million.

•

Excess Cash Flow Prepayment. Commencing with the fiscal year ended December 31, 2009, the Company is required to make mandatory principal repayments equal to 75% of Excess Cash Flow; provided, that commencing with the fiscal quarter ending March 31, 2009, if the Leverage Ratio at any time is less than 2.00 to 1.00 for any two consecutive fiscal quarters, the mandatory prepayment is reduced to 50% of the Excess Cash Flow and remains at such reduced percentage unless and until the Leverage Ratio equals or exceeds 2.00 to 1.00.

•

Other Changes. The Amendment also contains an amendment to the definition of Consolidated EBITDA, includes a definition of Excess Cash Flow and contains certain other modifications of the Credit Agreement. The accordion feature contemplated by Section 2.10(b) and (c) of the Credit Agreement is deleted pursuant to the Amendment.

The Company paid an amendment fee of 50 basis points to Lenders who consented to the Amendment.

The future minimum payments under the Credit Agreement are $187,500 for the remainder of 2008, $750,000 each year for the years ended December 31, 2009 through 2011, $10.2 million for the year ended December 31, 2012 and $66.4 million thereafter. Our outstanding debt, relating to the Credit Agreement, as of September 30, 2008 is reflected in the consolidated balance sheet. We made three quarterly debt payments on our term loan totaling $562,500 during the nine months ended September 30, 2008. We also reduced the outstanding portion of the revolving credit facility by $463,000 and $4.5 million, respectively, during the three and nine months ended September 30, 2008. We are currently in compliance with our obligations under the Credit Agreement, including our debt covenants thereunder.

We expect to continue our investing activities, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance future acquisitions through a combination of long-term and short-term financing including debt, equity and cash and internally generated cash flow.

Our existing cash and investment balances may decline during 2008 in the event of a downturn in the general economy or changes in our planned cash outlay. However, based on our current business plan and revenue prospects, we believe that our existing balances together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for the foreseeable future.

Off-Balance Sheet Arrangements and Contractual Obligations

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

The following table represents our expected cash requirements for contractual obligations outstanding as of September 30, 2008 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$79,100	$750	$1,500	$11,000	$65,850
Operating lease obligations	12,651	3,050	5,044	4,023	534
Fair value of interest rate swap	3,395	—	—	—	3,395
Purchase obligations—acquisitions	1,041	1,041	—	—	—

	$96,187	$4,841	$6,544	$15,023	$69,779

Interest payments required under the Credit Agreement were excluded from the above table due to the variability of the interest rates. Given prevailing market rates, we have experienced a decline of approximately 1%—2% in our effective annual interest rate resulting in a reduction in interest expense. Our current expected outstanding debt range is between $71.0—$79.1 million for the period December 31, 2008 through December 31, 2012. As part of the Credit Agreement, we executed a derivative interest rate swap on $50.0 million of our overall $75.0 million of new term loan debt, which allowed us to swap our floating interest rate based on the three month LIBOR interest rate for a fixed rate of 5.58%. We estimate annual fixed rate interest expense to be in the range of $2.7—$2.8 million related to the interest rate swap. The remaining debt amount that is not covered by the interest rate swap is subject to a variable interest rate and we estimate the annual rate range will be between 7.5% and 9.6%, or $1.9—$2.8 million in interest expense. We estimate the amount of outstanding debt subject to our variable rates to range from $29.7 million in 2008 down to $23.5 million at the end of 2012. Accordingly, we estimate our total annual interest expense to be in the range of $4.6—$5.6 million for each of the years ending December 31, 2009 though 2012. Other assumptions include the reductions in the carrying value of our debt based on the minimum required annual principal payments under the Credit Agreement, which may or may not reflect future events.

Liabilities for uncertain tax positions are excluded from the table above due to the uncertainty of the timing of the resolution of the underlying tax positions. The current portion of these liabilities at September 30, 2008 was $1.3 million, which we expect to be settled in the next 12 months. The non-current portion at September 30, 2008 was $201,000, of which the timing of the resolution is uncertain.

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

We are exposed to interest rate risks primarily through the borrowings associated with our Credit Agreement with KeyBank National Association. Interest on our borrowings is based on upon variable rates (indexed based on LIBOR). During 2007, we entered into an interest rate swap with a notional amount of $50.0 million which, for a portion of our variable rate debt, effectively converts the variable component of our interest into a fixed rate of 5.58%. The interest rate swap is designated as a cash flow hedge, the effective portion of which is recorded as an unrecognized gain (loss) in accumulated other comprehensive income in stockholders’ equity. The fair value of the interest rate swap as of September 30, 2008, was $3.4 million and is included in other long-term liabilities in our consolidated balance sheet.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is also the Company’s Principal Financial Officer and Chief Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of September 30, 2008 due to material weaknesses in the accounting for income taxes and the financial reporting close process as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

Remediation Steps Subsequent to December 31, 2007

Income taxes and Financial Reporting

Management is taking the following measures to address the material weaknesses related to accounting for income taxes and the financial reporting close process identified in the Form 10-K for the year ended December 31, 2007. Management is:

•	Re-evaluating the design of income tax accounting processes and controls and implementing new and improved processes and controls, including the addition of tax personnel;

•	Increasing the level of review and discussion of tax reconciliations and supporting documentation with senior management;

•	Formalizing a process for documenting decisions made based upon the review of tax packages or any other supporting information provided;

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

On or about November 13, 2006, Robert Lange, who identifies himself as a stockholder of Jupitermedia, commenced a purported stockholder’s derivative action (the “Action”) in the United States District Court for the District of Connecticut (the “Court”), purportedly on behalf of Jupitermedia, against all of Jupitermedia’s current directors and against Jupitermedia’s former Chief Financial Officer. Jupitermedia is named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought. Mr. Lange did not make a litigation demand on Jupitermedia’s board of directors prior to commencing the action, and alleges that such demand should be excused as a matter of law. The complaint alleges, based primarily on a statistical analysis, that certain stock options granted to certain of the defendants in 1999, 2000 and 2001 were backdated, and asserts on behalf of Jupitermedia various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, Jupitermedia and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removes one of the individual defendants, but is substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion is completed, and oral argument was held on the motion in December 2007. The Court subsequently denied the motion as moot after being advised by the parties that they had agreed to a settlement of the action, pending Court approval.

On October 8, 2008, the Court granted preliminary approval of a comprehensive settlement of the Action, and scheduled a hearing for December 10, 2008 to consider whether to approve the settlement and enter judgment thereon. At the settlement hearing, Mr. Lange’s counsel will request that the Court approve the agreed-to fees and expenses (“Fees and Expenses”) for their efforts in filing, prosecuting and settling the Action. If the settlement receives final Court approval, the Company’s insurers would pay all of the Fees and Expenses.

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

Exhibit Number	Description

3.1[1]	Registrant’s Amended and Restated Certificate of Incorporation, as amended.

3.2[2]	Registrant’s Amended and Restated Bylaws, as amended.

10.1[3]†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998.

10.2[4]†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008)

10.3[3]†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement.

10.4[3]†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.

10.5[3]	Consent to Credit Agreement, dated as of March 30, 2008, by and among the Registrant, the several Lenders and subsidiaries of the Registrant listed on the signature pages thereof, and Keybank National Association, as the lead arranger, sole book runner and administrative agent.

10.6[3]†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler.

10.7[3]†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Christopher S. Cardell.

10.8[3]†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler.

10.9[3]†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Christopher S. Cardell.

10.10[5]†	Registrant’s 2008 Stock Incentive Plan.

10.11[6]†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement.

10.12[7]†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.

10.13[8]†	Employment Agreement between Registrant and Donald J. O’Neill, dated as of July 21, 2008.

10.14[9]	First Amendment Agreement, dated as of October 10, 2008 to Credit and Security Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent and Citizens Bank, N.A., as Syndication Agent.

10.15[10]	Stock Purchase Agreement, dated as of October 22, 2008, by and between Jupitermedia Corporation, a Delaware corporation and Getty Images, Inc., a Delaware corporation.

10.16[11]†	Letter Agreement by and between Christopher Cardell and Jupitermedia Corporation, dated October 24, 2008

16.1[12]	Letter of Deloitte & Touche LLP, dated June 23, 2008, regarding change in independent registered public accounting firm.

16.2[13]	Letter of Deloitte & Touche LLP, dated July 2, 2008, regarding change in independent registered public accounting firm.

20.1[14]	Notice of Pendency and Settlement of Derivative Action and of Settlement Hearing.

11[15]	Statement Regarding Computation of Per Share Earnings (Loss) (included in notes to consolidated condensed financial statements)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated herein by reference to the Registrant’s Form 10-K filed on March 5, 2004.
2	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on December 14, 2007.
3	Incorporated herein by reference to the Registrant’s Form 10-Q filed on May 12, 2008.
4	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on March 7, 2008.
5	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on June 9, 2008.
6	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K Filed on June 9, 2008.
7	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K Filed on June 9, 2008.
8	Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-Q Filed on August 11, 2008.
9	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on October 14, 2008.
10	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K Filed on October 23, 2008.
11	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on October 29, 2008.
12	Incorporated herein by reference to the Registrant’s Form 8-K Filed on June 24, 2008.
13	Incorporated herein by reference to Exhibit 16.1 of the Registrant’s Form 8-K/A Filed on July 2, 2008.
14	Incorporated herein by reference to Exhibit 99.1 of the Registrant’s Form 8-K Filed on October 15, 2008.
15	Included in notes to consolidated condensed financial statements.
†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2008	Jupitermedia Corporation

/s/Alan M. Meckler
Alan M. Meckler
Director, Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)