Form 10-K
period 2008-12-31
WEBMEDIA BRANDS INC.
filed 2009-03-31
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-26393

WebMediaBrands Inc.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $34,127,223.

The number of shares of the outstanding registrant’s Common Stock as of March 25, 2009 was 35,977,070.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

WebMediaBrands Inc.

Annual Report on Form 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example, the competitive environment in which WebMediaBrands Inc. (f/k/a Jupitermedia Corporation) (“WebMediaBrands”) competes; the unpredictability of WebMediaBrands’s future revenues, expenses, cash flows and stock price; WebMediaBrands’s ability to integrate acquired businesses, products and personnel into its existing businesses; WebMediaBrands’s ability to protect its intellectual property; and WebMediaBrands’s dependence on a limited number of advertisers. For a more detailed discussion of such risks and uncertainties, refer to WebMediaBrands’s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and WebMediaBrands assumes no obligation to update the forward-looking statements after the date hereof.

Part I

ITEM 1.	BUSINESS

Recent Developments

On February 23, 2009, we announced the closing of the previously announced sale of our Online images business to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a definitive stock purchase agreement dated October 22, 2008 by and between us and Getty Images (the “Agreement”) for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). Following the Sale, we will account for the operations of our Online images business as a discontinued operation commencing in the first quarter of 2009 and our continuing operations will be comprised solely of our Online media business.

In conjunction with the Sale, we changed our name from Jupitermedia Corporation to WebMediaBrands Inc. effective February 24, 2009.

Overview

Prior to the Sale, WebMediaBrands was a leading global provider of images, original information, job boards and events for information technology (“IT”), business and creative professionals. We provided access to one of the largest online image libraries and developed and disseminated vertically focused, original content, all of which provided our users with the knowledge and tools that they needed to accomplish their day-to-day job functions. We delivered our content through a number of our proprietary channels, including our extensive online images networks, our online media networks and our events.

Prior to the Sale, we operated two interrelated and complementary businesses through some of the most well known brands targeted at IT, business and creative professionals. Our operations were classified into two principal segments: Online images and Online media. Following the Sale, our continuing operations will be comprised solely of our Online media business.

Online images

•	Jupiterimages, our online images business, is one of the leading stock content suppliers in the world.

Online media

•	The Online media segment of WebMediaBrands includes three distinct online networks:

•

internet.com provides enterprise IT and business professionals and developers with the news, original information resources and community they need to succeed in today’s rapidly evolving IT and business environment.

•

Mediabistro.com is dedicated to anyone who creates or works with content, or who is a professional working in a content/creative industry. This includes editors, writers, producers, graphic designers, book publishers and others in industries such as magazines, television, film, radio, newspapers, book publishing, online media, advertising, public relations and design.

•	Graphics.com provides creative professionals with news, resources, online courses and community information.

WebMediaBrands also includes (i) specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com; (ii) Mediabistro events, which produce offline conferences and trade shows and (iii) online courses training and seminars at Mediabistro.com and Graphics.com.

Prior to the Sale, we developed and branded these businesses in a manner that enabled us to cross-leverage and cross-promote the content and users of each. For example, many of the users of our online media networks also attended our events and utilized our images products. Similarly, many of our event attendees used our online networks.

For information regarding the components of our Online images and Online media revenue, respectively, please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.

Our Strategy

Following the Sale, our objective is to strengthen our position as a leading provider of original information and events for IT, business and creative professionals. We intend to achieve this objective by continuing to execute on the following strategies:

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our original content and events available for our users, clients and customers. We expect to continue to identify emerging technologies and topics of interest and then create original content and events for those topics through internal development and strategic acquisitions. We expect to continue to develop additional revenue sources through the launch of new content areas and events coverage topics.

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and we expect to continue to pursue strategic acquisition opportunities to obtain valuable content, brands, expertise and access to new users, advertisers and vendors. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions other than those that have been reported by us from time to time in our filings made pursuant to the Securities Exchange Act of 1934. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate properties that are complementary to our business.

Identify and Define Emerging Technologies and New Business Opportunities. We continually search for emerging technologies and topics that are of interest to IT, business and creative professionals. We believe that our creative and entrepreneurial culture enables us to identify technology and business shifts before these changes are apparent to most of our users and competitors.

Leverage Our Interrelated and Complementary Business Segments. Prior to the Sale, we operated in two interrelated and complementary business segments. Following the Sale, our continuing operations will be comprised solely of our Online media business. We will continue to cross-leverage and cross-promote our various products and service offerings among the users of our online networks and attendees to our events.

Corporate Information

Prior to the acquisition of Mecklermedia Corporation (“Mecklermedia”) by Penton Media, Inc. (“Penton Media”) in November 1998, we operated since December 1994 as one of three divisions that comprised Mecklermedia. Our predecessor Web sites, mecklerweb.com and iworld.com, were also dedicated to covering IT and the Internet industry. In connection with this acquisition, Penton Media determined that Mecklermedia’s Internet business was not consistent with its planned strategic direction. To address this issue, Alan M. Meckler, Mecklermedia’s Chairman and Chief Executive Officer, purchased an 80.1% interest in internet.com LLC, a business formed by Penton Media to hold the Internet business acquired from Mecklermedia. As of March 25, 2009, Mr. Meckler beneficially owned 41% of our outstanding common stock.

internet.com LLC was incorporated on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999.

On May 24, 2001, internet.com Corporation changed its name from internet.com Corporation to INT Media Group, Incorporated. On August 12, 2002, INT Media Group, Incorporated changed its name to Jupitermedia Corporation. On February 23, 2009, in connection with the consummation of the Sale, Jupitermedia Corporation changed its name to WebMediaBrands Inc.

Our principal executive offices are located at 23 Old Kings Highway South, Darien, Connecticut 06820 and our telephone number is (203) 662-2800.

Our Web site address is http://www.webmediabrands.com. We make available free of charge, through a link on our Web site to the Securities and Exchange Commission’s (“SEC”) Internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Marketing and Sales

Following the Sale, our marketing efforts are directed largely at acquiring advertising and job board clients and subscribers to our paid subscription products.

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

Prior to the Sale, we sold most of our Online images and Online media products through separate direct sales forces. Our U.S. sales forces operated from our New York, McLean, Peoria, South Pasadena, San Francisco, Chicago and Darien offices, and we also maintained local representatives in various locations throughout the United States. Our Online images direct sales force also operated from our offices in the U.K., France, Germany, Spain and Australia. We also had sales employees and sales representatives in Canada and a number of European countries. Sales employees receive a base salary and are eligible for commissions based on sales and revenue goals. Sales representatives receive commissions based on a percentage of sales. Our Online images products were also sold on our Web sites.

Following the Sale, our continuing operations will be comprised solely of our Online media business and our sales forces will no longer operate from the McLean, South Pasadena, Chicago, U.K., France, Germany, Spain and Australia offices.

Geographic Financial Information

Revenue is summarized below based on the country that generates the sale to the customer with countries having total revenue of 5% or more in a reportable period shown separately:

	2007	2008
United States of America	76%	78%
United Kingdom	7	6
France	6	5
Other International	11	11

	100%	100%

See note 7 to the consolidated financial statements included in Item 8 for revenue amounts by geographic area.

Intellectual Property

We seek protection of our proprietary content, logos, brands, domain names and software relating to our Web sites, e-mail newsletters, online discussion forums and events, and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions.

Patents: We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future.

Trademarks: We pursue the registration of our trademarks and service marks in the United States and internationally. We have applied for registration in, and own a large number of trademarks and service marks in, the United States and over 50 other countries for a number of our trademarks and service marks. We have encountered obstacles to registration of some marks in several of these countries.

Trademark rights are perpetual once applications mature into registrations, for so long as statutory filings and renewals are timely made and local use requirements are met. Our trademark portfolio supports our claim to the exclusive right to use the registered marks for the goods and services listed in the applicable jurisdictions. This helps us in marketing our goods and services, building goodwill among customers and preventing infringement of our marks by third parties that would dilute the value of these marks.

The primary mark used in the Online images segment is Jupiterimages. Following and in accordance with the terms and provisions of the Sale, the trademarks and service marks used in the Online images segment were transferred to Getty Images.

The primary marks used in the Online media segment are Internet.com, Jupitermedia, EarthWeb.com, DevX.com, Mediabistro.com and Graphics.com, and secondary marks include, among others, Internetnews.com, TheCounter.com and Avantguild.com.

Copyrights: We also pursue copyright registration of our content in the United States. We own numerous copyright registrations pertaining to the business. Following and in accordance with the terms and provisions of the Sale, the copyrights used in the Online images segment were transferred to Getty Images.

Licenses: We license various images, content and music, which we provide to customers through our Web sites, direct sales force and third-party relationships. Following and in accordance with the terms and provisions of the Sale, the licensing agreements used in the Online images segment were transferred to Getty Images.

Domain Names: We own numerous domain name registrations, both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and internationally is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for registering or maintaining domain names. As a result, we might not be able to acquire or maintain comparable domain names in all the countries in which we conduct business or prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. As a result, our business, results of operations, financial condition and cash flows could suffer. Following and in accordance with the terms and provisions of the Sale, the domain name used in the Online images segment were transferred to Getty Images.

Franchises and Concessions: We are not involved in any franchises or concessions.

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

We generally obtain ownership of our content and some of our technology from our employees, pursuant to work-for-hire arrangements or purchase. We also license technology and content from third parties. In such license arrangements, we generally obtain representations as to the origin and ownership of such content and technology and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that such content or technology violates the rights of another. We cannot be sure that these third party content and technology protections will be effective or sufficient or that we will be able to maintain such content or technology on commercially reasonable terms. As a result, our business, results of operations, financial condition and cash flows would suffer.

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

We indemnify certain customers from claims related to alleged infringements of the intellectual property or other rights of third parties, such as claims arising from a photographer’s failure to secure model or property releases for an image we license. The standard terms of these indemnities require us to defend those claims and pay related damages, if any. We mitigate this risk by contractually requiring our contributing photographers and other image and content providers to secure all necessary rights, including all model or property releases prior to submitting any images or content to us, and by requiring them to indemnify us in the event a claim arises in relation to an image or content they have provided. However, following the Sale, this risk should diminish since our continuing operations will be comprised solely of our Online media business.

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

The Online images business is not materially impacted by seasonality.

Customers

Our customer base is a diverse group of individuals and companies, many of which are focused on IT, the Internet and graphics.

The following table sets forth, for the periods indicated, a year-over-year comparison of the percentage of our revenues derived from the 20 largest customers in each segment. One customer accounted for 16% of our Online media revenues in 2008. No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

	2007	2008
Online images	3%	3%
Online media	51	49
All segments combined	11	14

If we were to lose one or more of our significant customers, our future financial results could be negatively affected.

Backlog

The following is a summary of our backlog for each of our segments as of December 31, 2007 and 2008 (in thousands):

	December 31,
	2007	2008
Online images	$12,632	$12,428
Online media	4,313	3,100

	$16,945	$15,528

Our Online images backlog consists primarily of subscriptions to certain of our Jupiterimages products. Our Online media backlog consists of commitments for advertising, e-commerce, job board and licensing arrangements on our networks, subscriptions to our paid subscription services, and attendee registrations, exhibit space and vendor sponsorships for our events.

Substantially all of our Online media backlog as of December 31, 2008 will be recognized as revenue in 2009. However, due to the Sale, a significant majority of our Online images backlog as of December 31, 2008 will not be recognized as revenue in 2009.

Competition

Online images

The market for visual content is highly competitive. Competitive factors in this industry include the quality, relevance and diversity of our image library, the quality of our contributing photographers, customer service, pricing, accessibility of our images and our speed of fulfillment. Prior to the Sale, our primary competitors included Getty Images and Corbis Corporation. We also competed with smaller image aggregators throughout the world. However, following the Sale, our continuing operations will be comprised solely of our Online media business.

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

Employees

The following is a summary of our employees by segment as of December 31, 2007 and 2008:

	December 31, 2007	December 31, 2008
Online images	497	405
Online media	150	188
Other	57	59

	704	652

The table above includes twelve and eleven part time Online images employees as of December 31, 2007 and 2008, respectively. Due to the Sale, our remaining employees will be a part of either our Online media business or Other.

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

Risks Related to Our Business

We may fail to identify or successfully acquire businesses and content that would otherwise enhance our product offerings to our customers and users, and as a result our revenue may decrease or fail to grow.

We have acquired and intend to continue to acquire, where appropriate opportunities arise, businesses and content as a key component of our growth strategy. We may not be successful in identifying, appropriate acquisition opportunities and, as a result, our growth strategy could be adversely affected. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of the acquisition successfully or finance the transaction. In order to finance any strategic acquisitions, one or more of which may be very significant to our company, we may have to incur indebtedness, use our existing cash, enter into new credit facilities and/or issue securities. We may be unable to obtain adequate financing for acquisitions on terms and conditions acceptable to us. In order to finance acquisitions, we may sell equity securities at a discount to our common stock’s market value. Any issuance of equity securities may result in substantial dilution to existing stockholders, which may be increased as a result of any discount to our common stock’s market price. Any future acquisition or investment may result in amortization expenses related to intangible assets. If the market price for acquisition targets increases, or if we fail to acquire desired targets for this or any other reason, our business may fail to grow at historical rates or at all, and as a result our stock price could fluctuate or decline.

We may fail to successfully integrate or achieve expected synergies from recent or future acquisitions, which could result in increased expenses, diversion of management’s time and resources and a reduction in expected revenues, any of which could cause our stock price to fluctuate or decline.

We may make acquisitions in the future. With respect to any future acquisitions, we may fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our work force. The process of integration could take a significant period of time and will require the dedication of management and other resources, which may distract management’s attention from our other operations. If we make acquisitions outside of our core businesses, assimilating the acquired technology, services or products into our operations could be difficult and costly. Our inability to successfully integrate any acquired company, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth, and as a result our stock price could fluctuate or decline.

Given the tenure and experience of our CEO and his guiding role in developing our business and growth strategy since our inception, our growth may be inhibited or our operations may be impaired if we were to lose his services.

Our growth and success depends to a significant extent on our ability to retain Alan M. Meckler, our Chairman and Chief Executive Officer. Mr. Meckler has developed, engineered and stewarded the growth and operation of our business since its inception. The loss of the services of Mr. Meckler could inhibit our growth or impair our operations and cause our stock price to decline.

Our CEO and other employees with specialized knowledge and expertise in the operation of one or more of our businesses could use that knowledge and expertise to compete against us, which could reduce our market share.

We do not have a non-competition agreement with Mr. Meckler or Christopher S. Cardell, our former President and Chief Operating Officer, or with any other member of management or personnel, other than in connection with certain recent acquisitions. As a result, we may not have any recourse if they were to join a competitor or start up a competing venture. Competition from key employees or a defection by one or more of them to a competitor could harm our business and results of operations by strengthening our competitors and, as a result, reducing our market share and revenues.

Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. We believe that our online media revenues are subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, IT professionals, business professionals and creative professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period. Finally, we recently consummated the Sale on February 23, 2009 and we have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of Mediabistro.com Inc. on July 18, 2007, HAAP Media Ltd. on December 19, 2006, Cover-Imagen y Publicaciones, S.L. on October 26, 2006, RoyaltyFreeMusic.com on August 4, 2006, Workbook Stock on June 5, 2006, IFA Bilderteam GmbH on May 2, 2006, Stock Image S.A.S. on February 2, 2006, Animation Factory on December 23, 2005, Bananastock Limited on October 13, 2005, PictureArts Corporation on July 18, 2005, Goodshoot S.A.S. on May 18, 2005 and Creatas, LLC on March 7, 2005. Any future acquisitions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

We are exposed to potential liabilities in connection with the sale of the Jupiterimages business to Getty Images.

In connection with the Sale, we have agreed to indemnify Getty Images for breaches of representations and warranties set forth in the Agreement if aggregate damages for such breaches exceed $1.2 million, up to a maximum aggregate amount of $2.0 million. To provide a partial fund against which Getty Images may assert an indemnification claim pursuant to the foregoing, $2.0 million of the purchase price was deposited into an escrow account. Half of the escrow fund will be released six months after the February 23, 2009 closing date (net of amounts paid out of the escrow fund and reserved for pending valid indemnification claims) and the remainder will be paid one year after the closing date. In addition, we are required to indemnify Getty Images for any breach or failure by us to perform any of our covenants or agreements contained in the Agreement, any excluded liabilities under the Agreement, any liabilities arising out of any actions taken by Getty Images or Jupiterimages at our request with respect to the transfer of Jupiterimages’ right, title and interests in and to the Peoria, Illinois facility to us and the lease of such facility to Getty Images (US), Inc. and all tax liabilities of Jupiterimages (and its subsidiaries) for all pre-closing periods, including any tax liabilities arising by reason of Jupiterimages being a member of our consolidated group. A claim against us could result in substantial cost that may, if it relates to certain issues, be paid from sources other than the funds deposited in escrow, which would have a negative impact on our financial condition.

We are unable to compete with the Jupiterimages business for five years from the date of the closing of the Sale.

The Agreement under which we sold Jupiterimages to Getty Images includes a non-competition obligation which lasts for a period of five years from the closing of the Sale on February 23, 2009. Under this provision, we agreed that we will not and we will cause our affiliates not to, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of any business engaged in the same type of business or operations conducted by Jupiterimages and its subsidiaries as of the date of the Agreement, which is October 22, 2008. Additionally, we will not be able to recruit or solicit employees of Jupiterimages for a period of three years commencing with the closing of the Sale on February 23, 2009. These limitations on the scope of our business operations may adversely effect our business prospects, operating results and financial condition.

Because a limited number of advertisers constitute a significant portion of our revenues, our revenues could decline significantly if one or more of these advertisers were to cease advertising with us.

For the year ended December 31, 2008, our top 20 advertisers accounted for 49% of our online media revenues. We expect that a limited number of advertisers will continue to account for a significant portion of our revenues. Moreover, we typically sell advertisements under purchase order agreements. Generally, these agreements are subject to cancellation by our advertisers with no minimum notice requirement. From time to time, our content may focus on areas that some of our advertisers find contrary to their commercial interests. In the event that this occurs, an advertiser may choose to reduce or terminate their commercial relationship with us. If we lose one or more of the advertisers that represent a material portion of the revenues we have generated to date, our business, results of operations and financial condition would suffer. In addition, if a significant advertiser fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and our stock price could decline.

Our business may suffer if we are unable to maintain or enhance awareness of our brands or if we incur excessive expenses attempting to promote our brands.

Promoting and strengthening the internet.com, Mediabistro.com and Graphics.com brands is critical to our efforts to attract and retain users of our online media networks, advertisers, customers and clients for our content products, and to increase attendance at our events. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

We have generated significant losses since inception and may not report net income in the future.

As of December 31, 2008, we had an accumulated deficit of $234.5 million. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $56.9 million for the year ended December 31, 2007 and $59.5 million for the year ended December 31, 2008. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and these fluctuations could affect the market price of our common stock.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had $118.3 million of goodwill and net intangible assets as of December 31, 2008. This is after an impairment charge of $87.2 million and $81.1 million in 2007 and 2008, respectively (See note 5 to the consolidated financial statements included in Item 8). The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

Our operations are dependent on our communications systems and computer hardware, most of which is located in data centers operated by Qwest Communications, Inc., Login Inc. and in our facility in Peoria, IL. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted, and could cause our stock price to fluctuate or decline. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

We seek protection of our content, logos, brands, domain names and software relating to our businesses, including the registration of our trademarks, service marks and copyrights both in the United States and in certain foreign countries. However, our actions may be inadequate to protect our trademarks, copyrights, domain names and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our products and services or make them available through the Internet. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property. It is also difficult and costly for us to police unauthorized use of our proprietary rights and information, particularly in foreign countries. We may not have, in all cases, conducted formal evaluations to confirm that our technology, intellectual property, products and services do not, or will not, infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, intellectual property, products and services do not, or will not, infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and sales of our products and services could suffer.

Although we generally obtain our content and some of our technologies from our employees, through work-for-hire arrangements or purchase, we also license content from third parties. In these license arrangements, we generally obtain representations as to origin and ownership of this content and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that this content violates the rights of another. However, we cannot be sure that these protections will be effective or sufficient or that we will be able to maintain our content on commercially reasonable terms.

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

We face potential liability for information that we publish or distribute, which could spur costly litigation against us.

Due to the nature of content published on our online networks, including content placed on our online networks by others, and as a publisher and distributor of original information, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, personal injury or other legal theories based on the nature, publication or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to Web sites operated by third parties, we are liable for wrongful actions by those third parties through these Web sites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that users could make claims against us for losses incurred in reliance on information provided on our networks. Such claims, whether brought in the United States or abroad, could divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our products and services.

Our stock price could continue to be extremely volatile, making an investment in our common stock less predictable and more risky, and could spur costly litigation against us.

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.20 per share to $72.25 per share since our initial public offering in June 1999. The stock market has experienced extreme price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

Because our stock ownership is heavily concentrated with Alan M. Meckler, our Chairman and CEO, Mr. Meckler will be able to influence matters requiring stockholder approval.

As of March 25, 2009, Alan M. Meckler beneficially owned 41% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company, which some investors might deem to be in the best interests of the stockholders.

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

We have identified a material weakness in our internal control over financial reporting that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock.

In connection with the preparation of this report, we identified and reported a material weakness in our internal controls over financial reporting relating to accounting for income taxes. As a result of this material weakness, we were unable to conclude that our internal control over financial reporting was effective as of December 31, 2008. As of December 31, 2007, we also reported a material weakness in our internal controls over financial reporting relating to accounting for income taxes.

Our management, with the oversight of the Audit Committee, has continued to address this material weakness and is committed to effective remediation of this deficiency as expeditiously as possible. However, due to the Sale of our Online images business we believe that the complexities that gave rise to this material weakness may be substantially reduced. We will continue our efforts to establish or modify specific processes and controls to provide reasonable assurance with respect to the appropriate review and approval surrounding income taxes for the ongoing business. Our material weakness will not be considered remediated until new internal controls are developed and implemented and are operational for a period of time and are tested. Our management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Also, internal controls may become inadequate because of changes in conditions and the degree of compliance with the policies or procedures may deteriorate. Any failure to remediate the material weakness described above or to implement and maintain effective internal control over financial reporting could harm our operating results, delay our completion of our consolidated financial statements and our independent registered public accounting firm’s audit or review of our consolidated financial statements which could cause us to fail to timely meet our periodic reporting obligations with the SEC, or result in material misstatements in our consolidated financial statements which could also cause us to fail to timely meet our periodic reporting obligations with the SEC. Deficiencies in our internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We own registrations for the Internet domain names “Jupitermedia.com,” “WebMediaBrands.com,” “JupiterOnlineMedia.com,” “internet.com,” “EarthWeb.com,” “DevX.com,” “Mediabistro.com” and “Graphics.com,” as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain the “Jupitermedia.com,” “JupiterOnlineMedia.com,” “internet.com,” “EarthWeb.com,” “DevX.com,” “Mediabistro.com” and “Graphics.com” domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets which increase our value and contribute to our competitive advantage through name recognition, reputation, user and search engine traffic, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any further impairment in the value of these important assets could cause our stock price to decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table sets forth a list of our current office locations as of December 31, 2008:

Locations	Square Feet	Termination Date	Use
Leased and Occupied
Darien, CT	23,000	February 2013	Administrative, IT, Online media editorial and operations, and Online images marketing and operations
New York, NY	18,750	May 2013	Online media sales and editorial, and Online images sales and operations
South Pasadena, CA (1)	16,000	December 2009	Online images sales, marketing and operations
Mountainside, NJ (1)	14,500	June 2010	Online images operations
Ottobrunn, Germany (1)	12,000	October 2009	Online images sales, marketing and operations
Gatineau, Quebec (1)	7,500	July 2009	Online images sales and operations
San Francisco, CA	7,500	August 2012	Online media editorial, operations, sales and marketing
McLean, Virginia (1)	6,000	June 2010	Online images sales
Essex, England (1)	5,000	December 2009	Online images sales, marketing and operations
Tucson, AZ (1)	4,500	December 2011	Online images operations and marketing
Madrid, Spain (1)	4,300	March 2010	Online images sales, marketing and operations
Sioux Falls, SD (1)	2,800	July 2013	Online images operations
Chicago, IL (1)	2,700	May 2009	Online images sales
Paris, France (1)	2,200	February 2013	Online images sales, marketing and operations
Budapest, Hungary (1)	2,000	Auto renews	Online images operations
North Sydney, Australia (1)	1,900	March 2012	Online images sales, marketing and operations
Norcross, GA (1)	1,800	September 2009	Online images operations
London, England (1)	1,800	January 2012	Online images sales and operations
Sophia Antipolis, France (1)	1,600	January 2013	Online images sales and operations
Annecy le Vieux, France (1)	1,100	Month-to-Month	Online images operations
Dusseldorf, Germany (1)	500	90 days notice	Online images sales

Owned and Occupied
Peoria, IL (2)	56,000		Online images sales, marketing and operations

(1)	As a result of the Sale, this facility was transferred to Getty Images as of February 23, 2009.
(2)	Following the Sale, this facility was leased to Getty Images (US), Inc.

We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On or about November 13, 2006, Robert Lange, who identified himself as a stockholder of WebMediaBrands, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut (the “Court”), purportedly on behalf of WebMediaBrands, against all of WebMediaBrands’s current directors and against WebMediaBrands’s former Chief Financial Officer and Former President and Chief Operating Officer. WebMediaBrands was named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought (the “Action”). Mr. Lange did not make a litigation demand on WebMediaBrands’s board of directors prior to commencing the action, and alleged that such demand should be excused as a matter of law. The complaint alleged, based primarily on a statistical analysis, that certain stock options granted to certain defendants in 1999, 2000 and 2001 were backdated, and asserted on behalf of WebMediaBrands various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, we and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removed one of the individual defendants, but was substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion was completed, and oral argument was held on the motion in December 2007. The Court subsequently denied the motion as moot after being advised by the parties that they had agreed to a settlement of the action, pending Court approval. On October 8, 2008, the Court granted preliminary approval of a comprehensive settlement of the Action, and scheduled a hearing for December 10, 2008 to consider whether to approve the settlement and enter judgment thereon. At the settlement hearing, Mr. Lange’s counsel requested that the Court approve the agreed-to fees and expenses (“Fees and Expenses”) for their efforts in filing, prosecuting and settling the Action. On December 11, 2008, the Court issued an Order and Final Judgment approving the settlement. As a result, the Company caused its insurers to pay the Fees and Expenses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol “INTM”. Prior to that date, there was no public market for our common stock. In September 2002, effective with the change in the name of the company to Jupitermedia Corporation, our ticker symbol was changed to “JUPM”. In February 2009, effective with the change in the name of the company to WebMediaBrands in connection with the Sale, our ticker symbol was changed from “JUPM” to “WEBM.” The following table sets forth for the periods indicated the high and low sale prices of our common stock.

	High	Low
Year ended December 31, 2007
First Quarter	$10.48	$6.06
Second Quarter	$7.48	$6.12
Third Quarter	$8.38	$5.01
Fourth Quarter	$6.75	$3.30

Year ended December 31, 2008
First Quarter	$3.98	$1.61
Second Quarter	$2.33	$1.23
Third Quarter	$1.88	$1.05
Fourth Quarter	$1.20	$0.20

Year ending December 31, 2009
First Quarter (through March 25, 2009)	$0.60	$0.21

As of March 25, 2009, there were 56 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,848,500	$2.60	4,231,108
Equity compensation plans not approved by security holders	—	—	—

Total	6,848,500	$2.60	4,231,108

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On February 23, 2009, we announced the closing of the previously announced sale of our Online images business to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a definitive stock purchase agreement dated October 22, 2008 by and between us and Getty Images (the “Agreement”) for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). Following the Sale, we will account for the operations of our Online images business as a discontinued operation commencing in the first quarter of 2009 and our continuing operations will be comprised solely of our Online media business.

As the Sale was consummated on February 23, 2009, our consolidated financial statements do not reflect the results of such Sale, including the receipt of the consideration or the discontinuing of our operations in the Online images business. Such changes will be reflected commencing with our consolidated financial statements for the first quarter ending March 31, 2009. Therefore, the data presented in our consolidated financial statements and in our discussion below are not indicative of our future operating results or financial position.

Overview

Prior to the Sale, we were a leading global provider of images, original information, job boards and events for information technology (“IT”), business and creative professionals. Our operations were classified into two principal segments: Online images and Online media. However, following the Sale, our continuing operations will be comprised solely of our Online media business.

Online images. Jupiterimages, our Online images business, was and is one of the leading images companies in the world with more than 18 million downloadable files, including images, video, audio, flash, animation, fonts and illustrations serving creative professionals with brands like BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Bigshot Media, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, JupiterGreetings.com, RoyaltyFreeMusic.com, StudioCutz.com, eStockMusic.com and Stockxpert.com.

We generated our Online images revenues from paid subscriptions that provided access to our image and music libraries. Customers could purchase subscriptions, which were offered based on a variety of prices and terms, to access our image and music libraries. Once a customer became a subscriber, they had the ability to download copies of images or music within our libraries. We also derived revenue from granting rights to use images and music that were downloaded or delivered on CD-ROMs. Revenue was recognized when persuasive evidence of an arrangement existed, delivery had occurred or services had been rendered, the price was fixed or determinable and collectibility was reasonably assured. Delivery occurred upon shipment or upon the availability of the image or music for downloading by the customer. A product is considered delivered when it arrives at the customer’s site via standard delivery methods of ground transportation or next day air delivery.

Our images and music were licensed online through our networks, through our direct sales force and through third party relationships. We had agreements with a number of distributors of images, music and footage clips, whereby the distributors made sales to third party customers and remitted a percentage of the sales to us. We recognized the revenue from the sale by the distributor at the time of the sale.

We also licensed a portion of our content to third parties for royalties based on the licensee’s revenues generated by the licensed content.

The principal costs of our Online images business related to commissions paid to third party image suppliers, payroll costs for technology, production, sales and marketing personnel, advertising, technology infrastructure, lead generation fees for sales referrals and credit card processing fees. However, following the Sale, our continuing operations will be comprised solely of our Online media business.

Online media. The media segment of WebMediaBrands includes three distinct online networks: internet.com for IT and business professionals and developers and Mediabistro.com and Graphics.com for media and creative professionals. The networks include more than 150 Web sites and 150 e-mail newsletters that are viewed by over 20 million users monthly. WebMediaBrands also includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. In addition, WebMediaBrands includes Mediabistro events, which produce offline conferences and trade shows focused on IT, media and business-specific topics.

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

We expect to continue to develop and expand our current offerings through internal development and, where appropriate opportunities are identified, through strategic acquisitions of assets and content that would be complimentary to our business.

Results of Operations

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by segment (dollars in thousands):

	Year Ended December 31,		2007 vs. 2008
	2007	2008	$	%
Online images	$108,904	$96,263	$(12,641)	(12)%
Online media	31,430	32,131	701	2

	$140,334	$128,394	$(11,940)	(9)%

Online images. The decrease in revenues for the year ended December 31, 2008 is due primarily to declines in direct sales of royalty-free single images and CD-ROMs and in sales from third party distributors, partially offset by an increase in subscription revenues. The decrease in revenues was mainly due to changes in the images industry, including the emergence of competitive image offerings such as micropayment, and a downturn in the U.S. and global economy.

The following table sets forth, for the years ended December 31, 2007 and 2008 the components of our Online images revenues (in thousands):

	Year Ended December 31,
	2007	2008
Single images and CD-ROMs	$52,498	$44,805
Subscriptions	29,014	30,879
Distributors	22,951	16,509
Licensing and other	4,441	4,070

Total Online images	$108,904	$96,263

Due to the Sale, we will not realize any Online images revenues after February 23, 2009, which will affect our aggregate revenues and results of operations on a going forward basis and in subsequent reporting periods.

Online media. The increase in revenues for the year ended December 31, 2008 was due primarily to the acquisition of Mediabistro, which added an additional $4.3 million in revenues. This was partially offset by a reduction in advertising revenues due to a decline in advertising spending by technology companies and a downturn in the U.S. and global economy.

The following table sets forth, for the years ended December 31, 2007 and 2008 the components of our Online media revenues (in thousands):

	Year Ended December 31
	2007	2008
Advertising	$26,096	$23,613
Online job postings	2,175	3,928
Other	3,159	4,590

	$31,430	$32,131

The following table sets forth, for the periods indicated, the number of our Online media online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
2007	369	$66
2008	403	55

Cost of revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of our cost of revenues by segment (dollars in thousands):

	Year Ended December 31		2007 vs. 2008
	2007	2008	$	%
Online images	$44,563	$40,627	$(3,936)	(9)%
Online media	14,599	17,833	3,234	22

	$59,162	$58,460	$(702)	(1)%

Online images. Cost of revenues primarily consists of commissions paid to third party image suppliers, payroll and benefits costs for technology and production personnel, communications infrastructure, Web site hosting and storage for our image library. Cost of revenues excludes depreciation and amortization. The decrease in cost of revenues from 2007 to 2008 is due primarily to a decrease in commission expense of $3.6 million due primarily to a decrease in sales and a shift in sales from third party content to wholly owned content. The remaining decrease was due primarily to a decrease in employee related costs of $564,000. This decrease was partially offset by an increase in professional consulting and software licensing costs of $402,000. Due to the Sale, we will not incur additional cost of revenues in respect of the Online images business after February 23, 2009, which will affect our aggregate cost of revenues and results of operations on a going forward basis and in subsequent reporting periods.

Online media. Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. The increase in cost of revenues from 2007 to 2008 was primarily due to the acquisition of Mediabistro on July 18, 2007, which added $2.9 million to cost of revenues. The remaining increase was due primarily to an increase in employee related costs of $856,000, partially offset by a reduction in event related costs of $478,000.

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

Advertising, promotion and selling

The following table sets forth, for the periods indicated, a year-over-year comparison of our advertising, promotion and selling expenses by segment (dollars in thousands):

	Year Ended December 31,		2007 vs. 2008
	2007	2008	$	%
Online images	$21,340	$20,591	$(749)	(4)%
Online media	7,811	8,460	649	8

	$29,151	$29,051	$(100)	—%

Online images. Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel and advertising. The year-over-year decrease in advertising, promotion and selling expense from 2007 to 2008 is due primarily to a decrease in advertising costs of $1.1 million and a decrease in professional consulting and recruiting fees of $138,000, partially offset by an increase in employee related costs of $547,000. Due to the Sale, we will not incur additional advertising, promotion and selling expenses in respect of the Online images business after February 23, 2009, which will affect our aggregate advertising, promotion and selling expenses and results of operations on a going forward basis and in subsequent reporting periods.

Online media. Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel. The year-over-year increase in advertising, promotion and selling expense from 2007 to 2008 is due primarily to the acquisition of Mediabistro, which added $805,000 during 2008.

General and administrative

The following table sets forth, for the periods indicated, a year-over-year comparison of our general and administrative expenses by segment (dollars in thousands):

	Year Ended December 31,		2007 vs. 2008
	2007	2008	$	%
Online images	$8,188	$9,911	$1,723	21%
Online media	1,540	2,621	1,081	70
Other	18,068	17,868	(200)	(1)

	$27,796	$30,400	$2,604	9%

Online images. General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office related costs, professional fees and provisions for losses on accounts receivable. The year-over-year increase from 2007 to 2008 in general and administrative expenses is due primarily to an increase in legal fees of $1.2 million related to the Agreement with Getty Images and an increase in bad debt expense of $966,000. The increase in bad debt expense is primarily due to the downturn in the U.S. and global economy. The increase in general and administrative expenses is partially offset by a decrease in employee related costs of $240,000 and a decrease in office related costs of $194,000. Due to the Sale, we will not incur additional general and administrative expenses in respect of the Online images business after February 23, 2009, which will affect our aggregate general and administrative expenses and results of operations on a going forward basis and in subsequent reporting periods.

Online media. General and administrative expenses primarily consist of office related costs and provisions of losses on accounts receivable. The increase in general and administrative expenses from 2007 to 2008 is primarily due to the impact of the acquisition of Mediabistro, which added $610,000 and an increase in bad debt expense of $303,000.

Other. General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office related costs and professional fees. The decrease from 2007 to 2008 is primarily due to a decrease in professional fees of $2.0 million partially offset by an increase in stock based compensation of $1.2 million and an increase in payroll related costs of $780,000.

Depreciation and amortization

The following table sets forth, for the periods indicated, a year-over-year comparison of our depreciation and amortization expenses (dollars in thousands):

	Year Ended December 31,		2007 vs. 2008
	2007	2008	$	%
Depreciation	$4,447	$5,093	$646	15%
Amortization	13,222	16,072	2,850	22

Depreciation expense increased year-over-year from 2007 to 2008 due primarily to an increase in capital expenditures. Amortization expense increased year-over-year from 2007 to 2008 due primarily to the amortization of certain intangible assets acquired in connection with the acquisition of Mediabistro.

Due to the Sale, depreciation and amortization expense will decrease significantly after February 23, 2009, which will affect our aggregate depreciation and amortization expenses and results of operations on a going forward basis and in subsequent reporting periods. Our depreciation and amortization expenses may further vary in future periods based upon a change in our capital expenditure levels, any changes in any purchase accounting adjustments relating to our acquisitions or any future acquisitions.

Impairment of goodwill and long-lived assets

In conjunction with our annual impairment review as of October 1, 2007, we identified certain events or factors that indicated that goodwill and intangible assets may be impaired as of December 31, 2007. These indicators included a decline in our stock price and changes in the images industry, including the emergence of competitive image offerings such as micropayment, that impacted the projected operations and cash flows of the Online images reporting segment. As a result, we recorded an impairment charge of $87.2 million ($81.5 million after tax) to reduce the carrying amounts of goodwill and intangible assets to fair value.

During the third quarter of 2008, we received indications of interest from multiple market participants for our Online images business and concluded that the indications of interest being made were an indicator of impairment to goodwill as of September 30, 2008. Accordingly, we recorded an estimated impairment charge of $40.0 million during the third quarter of 2008. In the fourth quarter of 2008, we completed our valuation of impairment under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, we recorded an additional impairment charge of $36.5 million to reduce the carrying amounts of goodwill and domain names to fair value for our Online images reporting segment.

Also during the fourth quarter of 2008, we identified certain indicators that the amortized intangible assets of our Online media business may be impaired. These indicators included a downturn in the U.S. and global economy that impacted the projected operations and cash flows of the Online media reporting segment. As a result, we recorded an impairment charge of $4.5 million and $86,000 to reduce the carrying amounts of the amortized intangible assets and property and equipment, respectively, to fair value for our Online media reporting segment under SFAS No. 144. The charge is not tax deductible because the acquisition that gave rise to the intangibles was structured as a stock transaction. The impairment charge, which is included in the line item “Impairment of goodwill and long-lived assets” in our 2008 consolidated statement of operations, is presented below by intangible asset (in thousands):

Year Ended December 31, 2008
Customer and distributor relationships	$4,184
Web site development costs	60
Non-compete agreements	179
Content development costs	108

Total	$4,531

Our impairment tests during 2008 resulted in a total non-cash impairment charge of $76.5 million related to the write-down of goodwill and domain names of our Online images reporting segment. The majority of the charge is not tax deductible because the majority of the acquisitions that gave rise to goodwill and domain names were structured as stock transactions. The impairment charge, which is included in the line item “Impairment of goodwill and long-lived assets” in the 2007 and 2008 consolidated statements of operations, is presented below by intangible asset (in thousands):

	Year Ended December 31, 2007
	Pre-Tax	Tax Benefit	After-Tax
Goodwill	$83,138	$5,708	$77,430
Domain names	4,048	—	4,048

Total	$87,186	$5,708	$81,478

	Year Ended December 31, 2008
	Pre-Tax	Tax Benefit	After-Tax
Goodwill	$74,235	$—	$74,235
Domain names	2,256	—	2,256

Total	$76,491	$—	$76,491

The tax benefit of $5.3 million related to goodwill impairment for the year ended December 31, 2008 was subject to a full valuation allowance.

The fair value of goodwill is the residual fair value after allocating the total fair value of a reporting segment to its other assets, net of liabilities. The total fair value of each reporting segment was estimated using a combination of a discounted cash flow model (present value of future cash flows) and two market approach models (a multiple of various metrics based on comparable businesses and market transactions).

The fair value of the domain names was calculated by estimating the present value of future cash flows associated with each asset.

Other income, net

Other income of $103,000 and $676,000 during 2007 and 2008 was due primarily to foreign currency transaction gains and losses.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,		2007 vs. 2008
	2007	2008	$	%
Interest income	$184	$331	$147	80%
Interest expense	(7,146)	(7,152)	6	—

Interest expense relates primarily to borrowings under our senior credit facilities (see Liquidity and Capital Resources).

In connection with the Sale, on February 23, 2009, we (A) terminated the Credit and Security Agreement, dated as of July 12, 2007, among us, as borrower, the lenders party thereto (the “Lenders”), KeyBank National

Association (“KeyBank”), as the lead arranger, sole book runner and administrative agent, and Citizens Bank, N.A., as syndication agent (the “Credit Agreement”), as amended by the First Amendment Agreement to the Credit Agreement, dated as of October 10, 2008 (“Amendment No. 1”) and (B) applied approximately $82 million of the gross proceeds from the sale of Jupiterimages to repay all outstanding indebtedness under (i) the Revolving Credit Note (as defined in the Credit Agreement), (ii) the Term Loan B Note (as defined in the Credit Agreement), and (iii) all other obligations under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by Keybank (the “Outstanding Letter of Credit”), which has been fully cash collateralized by us and (b) a First Amendment to ISDA Master Agreement, dated as of February 23, 2009 (the “Swap Amendment”), with respect to that certain ISDA Master Agreement, dated as of July 19, 2007, including the Schedule and Confirmation, both dated as of July 19, 2007, by and between KeyBank and us (the “Original Swap Agreement” and, together with the Swap Amendment, the “Swap Agreement”). Due to the termination of the Credit Agreement, our interest expenses should decrease significantly, which will affect our results of operations on a going forward basis and in subsequent reporting periods.

Provision (benefit) for income taxes

A provision for income taxes of $18.7 million was recorded during the year ended December 31, 2008. The income tax provision is primarily related to the establishment of a valuation allowance on certain deferred tax assets that were recorded as of December 31, 2007. The income tax provision is also impacted by income taxes accrued in foreign jurisdictions where we have income, partially offset by an income tax benefit related to losses incurred for United States federal income tax purposes that can be carried back.

Based on our most recent projections, we have concluded that it is more likely than not that we will have insufficient taxable income to allow recognition of certain of our deferred tax assets. Accordingly, a valuation allowance has been established against those deferred tax assets where there is uncertainty on future utilization as described below.

At December 31, 2008, we had federal, state and foreign net operating loss (“NOL”) carryforwards of $13.4 million for which a valuation allowance of $804,000 had been established at December 31, 2007. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established an additional valuation allowance against $12.1 million of deferred tax assets attributable to NOL carryforwards during 2008.

At December 31, 2008, we had other deferred tax assets of $26.6 million which were primarily composed of amortization and impairment of goodwill and long-lived assets and reversals of book expense on stock-based compensation. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established a valuation allowance against $25.1 million of these deferred tax assets.

During 2007, we recorded an income tax benefit of $5.3 million, which was primarily due to the write-down of goodwill and long-lived assets.

Minority interests

Minority interests represent the minority stockholders’ proportionate share of profits or losses of our majority-owned Japanese and Hungarian subsidiaries. Japan.internet.com KK and Jupiterimages Japan represent our Online media and Online images businesses focused on Japan. HAAP Media Ltd. is our micropayment Online images business based in Hungary. In connection with the consummation of the Sale on February 23, 2009, we disposed of our Jupiterimages Japan and HAAP Media Ltd. subsidiaries.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

For the Year Ended December 31:			2007 vs. 2008
	2007	2008	$	%
Operating cash flows	$16,026	$12,164	$(3,862)	(24)%
Investing cash flows	$(35,848)	$(12,547)	$23,301	65%
Financing cash flows	$18,744	$(1,576)	$(20,320)	(108)%
Capital expenditures	$(5,168)	$(6,274)	$(1,106)	(21)%
Acquisitions of businesses, images and other	$(30,813)	$(6,313)	$24,500	80%

As of December 31:
Cash and cash equivalents	$7,301	$3,755	$(3,546)	(49)%
Accounts receivable, net	$25,689	$18,939	$(6,750)	(26)%
Working capital (excludes debt)	$2,749	$(7,480)	$(10,229)	(372)%
Short-term and long-term debt	$84,125	$81,213	$(2,912)	(3)%

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, January 2000 and May 2004, the sales of our Events and Research businesses, through various credit agreements and through cash flows from operating activities. Our cash balance decreased in 2008 due primarily to payments made to reduce our debt.

Operating activities. Cash provided by operating activities decreased in 2008 primarily due to a net loss, which was partially offset by reductions in our deferred income tax assets that resulted from the establishment of a valuation allowance. Deferred revenues decreased primarily due to decreased bookings of subscription products for our Online images business.

Investing Activities. The amounts of cash used in investing activities vary in correlation to the value of the acquisitions consummated. Net cash used in investing activities in 2008 related primarily to the capitalization of internally developed software, leasehold improvements made to our New York office and content purchases for our image library.

Due to the Sale, we will not be making further investments in image libraries after February 23, 2009, which will affect the aggregate amount of cash used in investing activities and results of operations on a going forward basis and in subsequent reporting periods.

Financing Activities. Cash flows from financing activities in 2007 and 2008 relates primarily to our senior credit facilities. As noted above, we were party to the Credit Agreement. Until amended by Amendment No. 1, the Credit Agreement provided for a $115.0 million senior credit facility comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. As of December 31, 2007 and 2008, the weighted-average interest rate on our outstanding debt was 7.6% and 8.4%, respectively.

In connection with the Sale, on February 23, 2009, we (A) terminated the Credit Agreement, as amended by Amendment No. 1, and (B) applied approximately $82.0 million of the gross proceeds from the Sale to repay all outstanding indebtedness under (i) the Revolving Credit Note (as defined in the Credit Agreement), (ii) the Term Loan B Note (as defined in the Credit Agreement), and (iii) all other obligations under the Credit Agreement other than (a) the Outstanding Letter of Credit and (b) the Swap Agreement. We make quarterly payments pursuant to the Swap Agreement, as amended, that are calculated on a net basis and based on the notional amount under the Swap Agreement (with the notional amount amortizing over time). As described in more detail in the Related Party Transactions section of this Item 7, the Swap Agreement with KeyBank will remain outstanding.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near term acquisitions with proceeds from the sale of our Online images business.

Our existing cash and investment balances may decline during 2009 in the event of a continued downturn in the general economy or changes in our planned cash outlay. However, after applying approximately $82.0 million of the $96.0 million in gross proceeds from the Sale to repay our outstanding debt obligations and paying certain Sale related costs, we feel as though the remaining cash flow from the Sale together with our existing cash balances, current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of the Online media business for the foreseeable future.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Related Party Transactions

During 2005, our Board of Directors granted lifetime post-employment medical benefits to our Chairman and Chief Executive Officer and his spouse. The cost accrued for these benefits was $69,000 and $69,000 for the years ended December 31, 2007 and 2008, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the Sale, on February 23, 2009, we entered into (a) the Swap Amendment, with respect to the Original Swap Agreement and (b) the Credit Support Agreement, dated as of February 23, 2009, by and among Alan M. Meckler (“Mr. Meckler”), Ellen L. Meckler (“Mrs. Meckler”) and the Company (the “Credit Support Agreement”). In connection with the Credit Support Agreement, Mr. Meckler agreed to personally guarantee the Company’s obligations under the Swap Agreement and Mrs. Meckler has agreed to grant a security interest to KeyBank in respect of certain of her assets to support Mr. Meckler’s personal guarantee to KeyBank. In exchange for Mr. Meckler’s personal guarantee to KeyBank and Mrs. Meckler’s grant of a security interest to KeyBank, the Company has agreed pursuant to the Credit Support Agreement to, among other things, pay certain cash consideration to Mr. Meckler and Mrs. Meckler on a monthly basis. The amount of the cash consideration is equal to one-twelfth (1/12) of one percent (1%) of the notional amount of the Swap Agreement, which notional amount is initially $49,250,000 and will decrease by $125,000 at the beginning of each fiscal quarter commencing on March 31, 2009. In addition, in certain circumstances, Mr. Meckler may have the right to assume KeyBank’s interests in the Swap Agreement and the Swap Security Agreements and, in the event that Mr. Meckler or Mrs. Meckler is required to satisfy the Company’s obligations under the Swap Agreement, Mr. Meckler and Mrs. Meckler will be subrogated to KeyBank’s rights against the Company under the Swap Agreement and the Swap Security Agreements. The Credit Support Agreement was approved by all of the independent members of the Company’s Board of Directors, each of whom also has no direct or indirect interest in the Credit Support Agreement (the “Disinterested Directors”), following Mr. Meckler’s disclosure to such Disinterested Directors of the terms of the Credit Support Agreement.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

Critical Accounting Estimates

Our significant accounting policies are described in note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the revenues and expenses reported during the period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain. These critical accounting estimates have been discussed with our Audit Committee.

Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill and other intangible assets are tested for impairment in accordance with SFAS No. 142 and all other long-lived assets are tested for impairment in accordance with SFAS No. 144. Long-lived assets, including goodwill and intangible assets, were $226.9 million and $132.7 million as of December 31, 2007 and 2008, respectively.

SFAS No. 142 prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount.

The determination of reporting unit fair value is a matter of significant judgment and we employ, as appropriate, three different methodologies to make this determination. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit’s industry or in related industries.

As part of our 2008 impairment analysis, we estimated the fair value of the Online images reporting unit using a weighted average model that employed the income approach, the market approach and the similar transaction method. For the similar transaction method we used the Sale of the Online images business as the primary consideration of fair value. The fair value of the Online media reporting unit was determined using the income approach and the market approach.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were not unreasonable. However, future declines in the overall market value of our equity securities may indicate that the fair value of one or more reporting units has declined below their carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. For the Online images reporting unit the carrying amount exceeded fair value by 44%. For our Online media reporting unit the fair value exceeded the carrying value by 5%. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%.

Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related domain names. The significant estimates and assumptions used by management in assessing the recoverability of long-lived assets are estimated future cash flows, weighted average cost of capital, currently enacted tax laws, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

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

Impairment of Long-Lived Assets. All other long-lived assets (intangible assets that are amortized, such as image library, and property, plant and equipment) are tested for impairment, in accordance with SFAS No. 144, at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of long-lived assets are estimated future cash flows, weighted average cost of capital, currently enacted tax laws, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

The annual impairment analysis is considered critical because of the significance of long-lived assets to our consolidated balance sheet. We have applied what we believe to be the most appropriate valuation methodology for each of our reporting units.

Image library. The estimated useful lives of our image library are determined based on the expected average life of those that are currently generating revenue. This judgment is based on historical sales and is difficult to measure because there are a number of factors including style, subject matter and technology which can affect the useful life of a specific image or set of images. Periodically, we perform analyses of the library which have shown that the average life of contemporary images is approximately seven years and that the average life of archival images is approximately fifteen years. The net book value of our image library was $41.1 million and $36.4 million in December 31, 2007 and 2008, respectively. Historically, the difference between our estimates and actual results has not been material. Historical revenue may not be indicative of future revenue, and therefore, these estimated useful lives are inherently uncertain and require management’s most difficult judgments. Due to the Sale, our image library will be disposed of as of February 23, 2009.

Stock-based compensation. Effective January 1, 2006, we adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”). Among its provisions, SFAS No. 123R requires us to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value. The intrinsic value of options exercised during the years ended December 31, 2007 and 2008 was $1.1 million and $2,000, respectively.

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

Income taxes. We are subject to income taxes in the U.S. and in numerous foreign jurisdictions. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred income tax assets to an amount that will more likely than not be realized. Our net deferred income tax assets were $14.5 million and our net deferred income tax liabilities were $3.3 million as of December 31, 2007 and 2008, respectively. A significant portion of deferred income tax assets consists of net operating loss carryforwards (“NOLs”). We have NOLs totaling $82.4 million at December 31, 2008, which are available to reduce future taxes in the United States, Australia, Canada, Japan, Germany and the United Kingdom. Of these NOLs, $78.2 million expire at various times between 2009 and 2028 and $4.2 million have indefinite lives.

Significant management judgment is required in determining our income tax provision and in evaluating our tax position. We evaluate our uncertain tax positions using a two-step approach in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109”. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. Our net income tax benefit was $5.3 million for the year ended December 31, 2007 and a net income tax provision of $18.7 million for the year ended December 31, 2008. A change in our uncertain tax positions could have a significant impact on our results of operations. Historically, the difference between our estimates and actual results has not been material.

Allowance for doubtful accounts. We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to change our allowance for doubtful accounts through an entry to bad debt expense included in general and administrative expense in our consolidated statement of operations. Our allowances for doubtful accounts at December 31, 2007 and 2008 were $2.0 million and $2.3 million, respectively. Historically, the difference between our estimates and actual results has not been material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WebMediaBrands Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

WebMediaBrands Inc. (formerly known as Jupitermedia Corporation)

We have audited the accompanying consolidated balance sheet of WebMediaBrands Inc. (formerly known as Jupitermedia Corporation) and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule for the year ended December 31, 2008 listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebMediaBrands Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Grant Thornton LLP

Melville, New York

March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WebMediaBrands Inc.

Darien, Connecticut

We have audited the accompanying consolidated balance sheet of WebMediaBrands Inc. (formerly known as Jupitermedia Corporation) and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule as of and for the year ended December 31, 2007 are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109,” effective January 1, 2007.

/s/    Deloitte & Touche LLP

Stamford, Connecticut

April 2, 2008

WebMediaBrands Inc.

Consolidated Balance Sheets

December 31, 2007 and 2008

(in thousands, except share and per share amounts)

	December 31, 2007	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,301	$3,755
Accounts receivable, net of allowances of $2,026 and $2,305, respectively	25,689	18,939
Prepaid expenses and other current assets	5,797	5,468
Deferred income taxes	1,441	496

Total current assets	40,228	28,658
Property and equipment, net	13,022	14,333
Intangible assets, net	74,002	54,896
Goodwill	139,813	63,444
Deferred income taxes	13,049	—
Investments and other assets	2,575	2,762

Total assets	$282,689	$164,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,153	$6,889
Accrued payroll and related expenses	3,383	3,440
Accrued expenses and other current liabilities	11,822	11,224
Current portion of long-term debt	750	81,213
Deferred revenues	15,121	14,585

Total current liabilities	38,229	117,351
Long-term debt	83,375	—
Deferred revenues	507	290
Deferred income taxes	—	3,812
Other long-term liabilities	3,586	7,764

Total liabilities	125,697	129,217

Commitments and contingencies (see note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 36,029,651 and 36,032,152 shares issued at December 31, 2007 and 2008, respectively	360	360
Additional paid-in capital	266,858	273,324
Accumulated deficit	(117,798)	(234,479)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive income (loss)	7,678	(4,223)

Total stockholders’ equity	156,992	34,876

Total liabilities and stockholders’ equity	$282,689	$164,093

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2007 and 2008

(in thousands, except per share data)

	Year Ended December 31,
	2007	2008
Revenues	$140,334	$128,394

Cost of revenues (exclusive of items shown separately below)	59,162	58,460
Advertising, promotion and selling	29,151	29,051
General and administrative	27,796	30,400
Depreciation	4,447	5,093
Amortization	13,222	16,072
Impairment of goodwill and long-lived assets	87,186	81,108

Total operating expenses	220,964	220,184

Operating loss	(80,630)	(91,790)
Other income, net	103	676
Interest income	184	331
Interest expense	(7,146)	(7,152)

Loss before income taxes and minority interests	(87,489)	(97,935)
Provision (benefit) for income taxes	(5,278)	18,724
Minority interests	(64)	(22)

Net loss	$(82,275)	$(116,681)

Loss per share:
Basic net loss	$(2.29)	$(3.24)

Diluted net loss	$(2.29)	$(3.24)

Shares used in computing loss per share:
Basic	35,880	35,967

Diluted	35,880	35,967

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2007 and 2008

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2007	35,713,327	$357	$261,534	$(35,523)	$(106)	$1,042	$227,304	$—
Exercise of stock options	316,324	3	1,176	—	—	—	1,179	—
Excess tax benefit from employee stock option exercises	—	—	1,129	—	—	—	1,129	—
Stock-based compensation, net of forfeitures	—	—	3,019	—	—	—	3,019	—
Net unrealized loss on interest rate swap	—	—	—	—	—	(2,071)	(2,071)	(2,071)
Foreign currency translation adjustment	—	—	—	—	—	8,707	8,707	8,707
Net loss	—	—	—	(82,275)	—	—	(82,275)	(82,275)

Balance at December 31, 2007	36,029,651	360	266,858	(117,798)	(106)	7,678	156,992	(75,639)

Exercise of stock options	2,501	—	7	—	—	—	7	—
Excess tax benefit from employee stock option exercises	—	—	1,813	—	—	—	1,813	—
Stock-based compensation, net of forfeitures	—	—	4,646	—	—	—	4,646	—
Net unrealized loss on interest rate swap	—	—	—	—	—	(2,578)	(2,578)	(2,578)
Foreign currency translation adjustment	—	—	—	—	—	(9,323)	(9,323)	(9,323)
Net loss	—	—	—	(116,681)	—	—	(116,681)	(116,681)

Balance at December 31, 2008	36,032,152	$360	$273,324	$(234,479)	$(106)	$(4,223)	$34,876	$(128,582)

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2008

(in thousands)

	Year Ended December 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(82,275)	$(116,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and long-lived assets	87,186	81,108
Depreciation and amortization	17,669	21,165
Stock-based compensation	3,019	4,646
Provision (benefit) for losses on accounts receivable	(310)	470
Minority interests	64	22
Other (income) loss, net	835	(8)
Amortization of debt issue costs	253	208
Loss on extinguishment of debt	401	—
Deferred income taxes	(7,598)	17,510
Excess tax benefit from stock-based compensation	(1,129)	(1,813)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	934	4,903
Prepaid expenses and other assets	(518)	1,852
Accounts payable and other accrued expenses	(3,496)	(789)
Deferred revenues	991	(429)

Net cash provided by operating activities	16,026	12,164

Cash flows from investing activities:
Purchases of property and equipment	(5,168)	(6,274)
Acquisitions of businesses, images and other	(30,813)	(6,313)
Proceeds from sale of assets and other	133	40

Net cash used in investing activities	(35,848)	(12,547)

Cash flows from financing activities:
Borrowings under credit facilities	94,900	3,900
Debt issuance costs	(1,790)	(483)
Repayment of borrowings under credit facilities	(76,674)	(6,813)
Proceeds from exercise of stock options	1,179	7
Excess tax benefit from stock-based compensation	1,129	1,813

Net cash provided by (used in) financing activities	18,744	(1,576)

Effect of exchange rates on cash	(512)	(1,587)

Net decrease in cash and cash equivalents	(1,590)	(3,546)
Cash and cash equivalents, beginning of year	8,891	7,301

Cash and cash equivalents, end of year	$7,301	$3,755

Supplemental disclosures of cash flow:
Cash paid for (refund of) income taxes, net	$1,139	$(1,026)

Cash paid for interest	$6,859	$7,008

Non-cash investing activities:
Accrued acquisitions of long-lived assets	$716	$372

Accrued earn-out	$—	$61

See notes to consolidated financial statements.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2008

1. THE COMPANY

WebMediaBrands Inc. (f/k/a Jupitermedia Corporation) (“WebMediaBrands” or the “Company”) is a global provider of images, original information and events for information technology (“IT”), business and creative professionals. WebMediaBrands includes three distinct online networks: internet.com for IT and business professionals and for developers and Mediabistro.com and Graphics.com for media and creative professionals. WebMediaBrands also includes specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. In addition, WebMediaBrands includes Mediabistro events, which produce offline conferences and trade shows focused on IT, media and business-specific topics.

As discussed in note 17, on February 23, 2009, we announced the closing of the previously announced sale of our Online images business to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a definitive stock purchase agreement dated October 22, 2008 by and between us and Getty Images (the “Agreement”) for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). Prior to the Sale, WebMediaBrands also included Jupiterimages, the Company’s Online images business. Following the Sale, WebMediaBrands will account for the operations of its Online images business as a discontinued operation commencing in the first quarter of 2009 and its continuing operations will be comprised solely of the Online media business.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of WebMediaBrands and its majority-owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition. WebMediaBrands generates its revenues from two reportable segments: Online images and Online media.

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

Jupiterimages also derives revenue from granting rights to use images and music that are downloaded or delivered on CD-ROMs. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Delivery occurs upon shipment (CD-ROMs and transparencies) or the availability of the image or music for downloading by the customer. A product is considered delivered when it arrives at the customer’s site via standard delivery methods of ground transportation or next day air delivery.

Jupiterimages has agreements with a number of distributors of images, music and footage clips, whereby the distributors make sales to third party customers and remit a percentage of the sales to Jupiterimages. Jupiterimages recognizes the revenue from the sale by the distributor based on the amount to be remitted to Jupiterimages from the distributor.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

Jupiterimages licenses a portion of its content to third parties for royalties based on the licensee’s revenues generated by the licensed content. Such amounts are recognized as revenue in the period earned.

As discussed above, following the Sale, WebMediaBrands will account for the operations of its Online images business as a discontinued operation commencing in the first quarter of 2009 and its continuing operations will be comprised solely of the Online media business.

Online media

Advertising revenues. Advertising revenue is recognized ratably in the period in which the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. WebMediaBrands typically sells its advertising based on the delivery of a minimum number of advertising impressions, or the number of times that an advertisement is viewed by users of WebMediaBrands’s Web sites and related media properties or based on the delivery of a minimum number of leads.

E-commerce revenues. WebMediaBrands’s e-commerce agreements and offerings generally provide for a fixed fee for advertising on its Web sites. WebMediaBrands recognizes revenue from the fixed advertising fees ratably in the period the advertising is displayed provided that no significant company obligations remain and collection of the remaining receivable is probable. Revenues from these agreements are recognized in the period in which they are earned.

Online job boards. WebMediaBrands generates fees charged for online job postings on specialized career Web sites for select professional communities which can be found on Mediabistro.com and JustTechJobs.com. Revenue is recognized ratably in the period in which the job postings are displayed.

Online and in-person training. WebMediaBrands offers online and in-person training on topics aligned with its online media properties. WebMediaBrands generates revenues from attendee registrations and recognizes revenue ratably as classes are performed.

Webcast revenues. Webcasts are objective, educational online forums that provide focused research findings and analysis from highly respected analysts, journalists and industry experts. Webcasts are free to qualified professionals. WebMediaBrands generates revenue from advertiser sponsorships. Revenue is recognized in the period in which the Webcast occurs.

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

Print publishing. WebMediaBrands generates advertising, subscriptions and newsstand sales from its STEP Inside Design and Dynamic Graphics print magazines. Revenue from the sales of advertising space is recognized at the time the issue is circulated. Proceeds from subscriptions are recorded as deferred magazine revenue when received and are recognized as revenue over the terms of the subscriptions. Sales to newsstand distributors are recognized as revenue in the month of distribution.

Events. WebMediaBrands produces offline events focused on IT, media and business-specific topics that are aligned with its Online media properties. WebMediaBrands generates revenues from attendee registrations, the

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space and advertiser and vendor sponsorships. Revenues from events are recognized in the period in which the event is held.

Permission based opt-in e-mail list rental revenues. Permission based opt-in e-mail list revenue relates to customer subscriptions to opt-in e-mail lists. Revenue is recorded on a per use basis for the rental of WebMediaBrand’s list names. Revenue from permission based opt-in list rentals is recognized at the time of the use by the renter.

Licensing revenues. Licensing agreements vary with WebMediaBrands generating fixed fees, royalties or both for access to editorial content and brands produced by WebMediaBrands. Such amounts are recognized as revenue in the period earned.

Use of estimates in the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the WebMediaBrands’s consolidated financial statements. Actual results could differ from those estimates.

Concentration of credit risk. Financial instruments that potentially subject WebMediaBrands to concentration of credit risk consist primarily of cash, accounts receivable and an interest rate swap. In general, WebMediaBrands invests its excess cash in short-term debt instruments of the U.S. Government and agencies. WebMediaBrands’s cash balances are in excess of federal depository insurance limitations. WebMediaBrands has not experienced any losses on its deposits of cash and cash equivalents. WebMediaBrands’s concentration of credit risk with respect to accounts receivable is limited due to the large number of its customers and their dispersion across many geographic areas. No single customer represented 10% or more of our total revenue or accounts receivable in any of the periods presented. In 2007, WebMediaBrands entered into a derivative interest rate swap that is to mature in July 2013. This instrument has been designated as a cash flow hedge as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for financial reporting purposes. The objective of the hedge is to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. The interest rate swap is reflected on WebMediaBrands’s balance sheet at fair value with gains and losses on the instrument, to the extent the hedge is effective, recorded in other accumulated comprehensive income, a component of stockholders’ equity. WebMediaBrands does not hold or issue derivative financial instruments for trading purposes. In general, WebMediaBrands’s derivative does not create interest rate risk because fluctuations in the value of the instruments used for economic hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose WebMediaBrands to credit-related losses in the event of non-performance. See note 9 for further disclosure on the interest rate swap.

Cash and cash equivalents. WebMediaBrands considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2007 and 2008, WebMediaBrands had no investments with maturities greater than three months.

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. WebMediaBrands pays variable interest rates on its long-term debt. As such, the fair value approximates the carrying value of the long-term debt because the interest rates associated with the debt fluctuate with market rates.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

Foreign currency translation. WebMediaBrands translates assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, at exchange rates in effect as of the balance sheet date. WebMediaBrands translates results of operations at the average rates of exchange prevailing during the year. WebMediaBrands includes the adjustment resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity.

Foreign currency transactions. WebMediaBrands and its subsidiaries enter into transactions that are denominated in currencies other than their functional currency (foreign currencies), primarily euros, British pounds and U.S. dollars. Some of these transactions result in foreign currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated, which, with the exception of those related to long-term intercompany balances, are reported as exchange gains and losses in other income, net in the consolidated statements of operations in the periods in which the exchange rates fluctuate. Transaction gains and losses on foreign currency denominated long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future, are reported in accumulated other comprehensive income (loss) in the consolidated balance sheets.

Property and equipment. Depreciation of computer equipment and software is provided for by the straight-line method over estimated useful lives of three years. Depreciation of furniture, fixtures and equipment is provided for by the straight-line method over estimated useful lives ranging from five to ten years. Depreciation of buildings is provided for by the straight-line method over estimated useful life of forty years. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. Amortization of leasehold improvements is included in depreciation expense.

Image library. The estimated useful lives of WebMediaBrands’s image library are determined based on the average life of images that are currently generating revenue. Annually, WebMediaBrands performs analyses of the library that have shown that the average life of contemporary images approximate seven years and that the average life of archival images approximate fifteen years.

Goodwill and other intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are no longer amortized but are reviewed periodically for impairment.

The provisions of SFAS No. 142 require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. WebMediaBrands evaluates goodwill on a separate reporting unit basis in the fourth quarter each year. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. See note 5 for additional disclosure information.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate and other factors. Any

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.

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

Impairment of long-lived assets. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values have been determined based upon estimated future cash flows. Goodwill and certain other intangible assets are tested for impairment under SFAS No. 142 and all other long-lived assets are tested for impairment under SFAS No. 144. See note 5 for additional disclosure information.

Advertising and promotion expense. WebMediaBrands expenses advertising and promotion costs as incurred. Advertising and promotion expense was $6.9 million and $5.8 million for the years ended December 31, 2007 and 2008, respectively.

Income taxes. WebMediaBrands accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using presently enacted statutory tax rates. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

WebMediaBrands adopted FASB Interpretation (“FIN”) No 48 “Accounting for Income Taxes—An interpretation of FASB Statement 109” on January 1, 2007 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. Penalties and tax-related interest expense are reported as a component of income tax expense in the consolidated statements of operations.

Stock-based compensation. Effective January 1, 2006, WebMediaBrands adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123R”). Among its provisions, SFAS No. 123R requires WebMediaBrands

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. WebMediaBrands’s policy is to grant stock options with an exercise price equal to or greater than the fair value on the date of grant. WebMediaBrands amortizes stock-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for stock-based payments expected to vest. WebMediaBrands estimates forfeitures at the date of grant based on WebMediaBrands’s historical experience and future expectations.

Allowance for doubtful accounts. WebMediaBrands estimates their allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of their customers is difficult to estimate. Should future uncollectible amounts not reflect their current estimates, WebMediaBrands would be required to change their allowance for doubtful accounts through an entry to bad debt expense included in general and administrative expense in their consolidated statement of operations.

Recent accounting pronouncements. Effective January 1, 2008, WebMediaBrands adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1 quoted prices in active markets for identical assets or liabilities;

Level 2 quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3 unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In July 2007, WebMediaBrands entered into a derivative interest rate swap, which has been designated as a cash flow hedge (see note 9). The initial fair value of this instrument was determined using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to its instrument. WebMediaBrands continues to value this security based on quotes from its counterparties. Since the inputs used to value this option contract are observable, WebMediaBrands has classified them as level 2 inputs. There was no ineffectiveness relating to the interest rate swap for the year ended December 31, 2008, with all of the unrecognized gains and losses being recorded in accumulated other comprehensive income in stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for non-financial assets and non-financial

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. WebMediaBrands is currently evaluating whether the adoption of SFAS No. 157, for items within the scope of FSP FAS No. 157-2, will have an impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for WebMediaBrands on January 1, 2008. WebMediaBrands did not elect the fair value option for existing eligible items; therefore, SFAS No. 159 had no impact on WebMediaBrands’s unaudited consolidated condensed financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and, therefore, will not impact WebMediaBrands’s financial statements upon adoption. SFAS No. 141(R) makes significant changes to the accounting for business combinations, including, but not limited to:

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

In December 2007, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 110, which, effective January 1, 2008, amends and replaces SAB No. 107, “Share-Based Payment”. SAB No. 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The expected life of an option takes into consideration the history of similar options. WebMediaBrands issued options in 2007 and 2008 with a life of five years, whereas similar options were previously granted with a life of 10 years. Therefore, WebMediaBrands feels that the “simplified method” for determining the expected life of the options is appropriate since they do not have the historical data to consider in determining the expected life of the newly granted options. The adoption of SAB No. 110 did not have an impact on the consolidated financial position, results of operations or cash flows of WebMediaBrands.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. WebMediaBrands is currently evaluating whether the adoption of SFAS No. 160 will have an impact on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s consolidated financial statements. SFAS No. 161 requires that objectives for using derivative instruments to be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements on both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. SFAS No. 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivatives. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages, but does not require comparative disclosures for earlier periods at initial adoption. WebMediaBrands is currently evaluating whether the adoption of SFAS No. 161 will have an impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of WebMediaBrands acquired after the effective date. WebMediaBrands is currently evaluating whether the adoption of FSP FAS 142-3 will have an impact on its consolidated financial position, results of operations or cash flows.

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

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of Earnings Per Share (“EPS”) pursuant to the two-class method. Upon adoption, all of a company’s prior period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted for FSP EITF 03-6-1. WebMediaBrands is currently evaluating the effect, if any, that FSP EITF 03-6-1 will have on its financial statements.

3. COMPUTATION OF LOSS PER SHARE

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

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

Computations of basic and diluted loss per share for the years ended December 31, 2007 and 2008 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2008
Net loss	$(82,275)	$(116,681)

Basic weighted average common shares outstanding	35,880	35,967
Effect of dilutive stock options	—	—

Total basic weighted average common shares and dilutive stock options	35,880	35,967

Loss Per Share:
Basic net loss	$(2.29)	$(3.24)

Diluted net loss	$(2.29)	$(3.24)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2007	2008
Number of anti-dilutive stock options	5,417	6,848
Weighted average exercise price	$9.81	$2.60

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2007	December 31, 2008
Computer equipment and software	$22,847	$27,925
Buildings	3,146	3,267
Furniture, fixtures and equipment	2,267	2,358
Leasehold improvements	1,326	2,149
Land	800	800

	30,386	36,499
Less: Accumulated depreciation	(17,364)	(22,166)

Property and equipment, net	$13,022	$14,333

WebMediaBrands recorded an impairment charge of $86,000 to reduce the carrying value of property and equipment during the fourth quarter of 2008. See Amortized Intangible Assets of note 5 for additional disclosure information.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

5. INTANGIBLE ASSETS AND GOODWILL

In conjunction with its annual impairment review as of October 1, 2007, WebMediaBrands identified certain events or factors that indicated that goodwill and intangible assets may be impaired as of December 31, 2007. These indicators included a decline in its stock price and changes in the images industry, including the emergence of competitive image offerings such as micropayment, that impacted the projected operations and cash flows of the Online images reporting segment. As a result, WebMediaBrands recorded an impairment charge of $87.2 million ($81.5 million after tax) to reduce the carrying amounts of goodwill and intangible assets to fair value.

During the third quarter of 2008, WebMediaBrands received indications of interest from multiple market participants for the Online images business and concluded that the indications of interest being made represented an indicator of impairment to goodwill as of September 30, 2008. Accordingly, WebMediaBrands recorded an estimated impairment charge of $40.0 million during the third quarter of 2008. In the fourth quarter of 2008, WebMediaBrands completed its valuation of impairment under SFAS No. 142 and SFAS No. 144. As a result, WebMediaBrands recorded an additional impairment charge of $36.5 million to reduce the carrying amounts of goodwill and domain names to fair value for its Online images reporting segment.

Amortized Intangible Assets

Also, during the fourth quarter of 2008, WebMediaBrands identified certain indicators that the amortized intangible assets of its Online media business may be impaired. These indicators included a downturn in the U.S. and global economy that impacted the projected operations and cash flows of the Online media reporting segment. As a result, WebMediaBrands recorded an impairment charge of $4.5 million to reduce the carrying amounts of the amortized intangible assets to fair value for its Online media reporting segment under SFAS No. 144. The charge is not tax deductible because the acquisition that gave rise to the intangibles was structured as a stock transaction. The impairment charge, which is included in the line item “Impairment of goodwill and long-lived assets” in the 2008 consolidated statement of operations, is presented below by intangible asset (in thousands):

Year Ended December 31, 2008
Customer and distributor relationships	$4,184
Web site development costs	60
Non-compete agreements	179
Content development costs	108

Total	$4,531

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2007
	Cost	Accumulated Amortization	Net Carrying Value
Image library	$53,383	$(12,242)	$41,141
Supplier and contributor contracts	15,462	(5,639)	9,823
Customer and distributor relationships	10,135	(2,974)	7,161
Web site development costs	7,711	(4,750)	2,961
Trademarks	4,457	(3,454)	1,003
Non-compete agreements	1,780	(909)	871
Content development costs	570	—	570

Total	$93,498	$(29,968)	$63,530

	December 31, 2008
	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Image library	$54,327	$—	$(17,943)	$36,384
Supplier and contributor contracts	14,801	—	(8,701)	6,100
Customer and distributor relationships	11,933	(4,184)	(5,885)	1,864
Web site development costs	8,436	(60)	(6,571)	1,805
Trademarks	4,938	—	(4,115)	823
Non-compete agreements	1,803	(179)	(1,534)	90
Content development costs	400	(108)	(292)	—

Total	$96,638	$(4,531)	$(45,041)	$47,066

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. The image library is amortized over seven and fifteen years, customer and distributor relationships are amortized over periods ranging from three to eight years, Web site development costs are amortized over three or five years and trademarks are amortized over three years. Supplier and contributor contracts are amortized over seven years. Non-compete agreements are amortized over the period of the agreements, typically from one to three years. Content development costs are amortized over a five year period. Estimated amortization expense for intangible assets subject to amortization (excluding the impact of the Sale) is as follows (in thousands):

Year Ending December 31:
2009	$10,496
2010	8,885
2011	5,968
2012	4,062
2013	3,393
Thereafter	14,262

$47,066

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

Unamortized Intangible Assets and Goodwill

WebMediaBrands’s impairment tests during 2008 resulted in a total non-cash impairment charge of $76.5 million related to the write-down of goodwill and domain names of its Online images reporting segment. The majority of the charge is not tax deductible because the majority of the acquisitions that gave rise to goodwill and domain names were structured as stock transactions. The impairment charge, which is included in the line item “Impairment of goodwill and long-lived assets” in the 2007 and 2008 consolidated statements of operations, is presented below by intangible asset (in thousands):

	Year Ended December 31, 2007
	Pre-Tax	Tax Benefit	After-Tax
Goodwill	$83,138	$5,708	$77,430
Domain names	4,048	—	4,048

Total	$87,186	$5,708	$81,478

	Year Ended December 31, 2008
	Pre-Tax	Tax Benefit	After-Tax
Goodwill	$74,235	$—	$74,235
Domain names	2,256	—	2,256

Total	$76,491	$—	$76,491

The tax benefit of $5.3 million related to goodwill impairment for the year ended December 31, 2008 was subject to a full valuation allowance.

The fair value of goodwill is the residual fair value after allocating the total fair value of a reporting segment to its other assets, net of liabilities. The total fair value of each reporting segment was estimated using a combination of a discounted cash flow model (present value of future cash flows) and two market approach models (a multiple of various metrics based on comparable businesses and market transactions).

The fair value of the domain names was calculated by estimating the present value of future cash flows associated with the assets.

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31,
	2007	2008
Domain names	$10,472	$7,830

Total	$10,472	$7,830

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2008 are as follows (in thousands):

	Online images	Online media	Total
Balance as of January 1, 2007	$187,029	$8,474	$195,503
Goodwill acquired during year	2,252	14,303	16,555
Purchase accounting adjustments	5,211	857	6,068
Impairment	(83,138)	—	(83,138)
Effect of foreign currency	4,825	—	4,825

Balance as of December 31, 2007	116,179	23,634	139,813
Purchase accounting adjustments	(1,206)	2,428	1,222
Impairment	(74,235)	—	(74,235)
Effect of foreign currency	(3,356)	—	(3,356)

Balance as of December 31, 2008	$37,382	$26,062	$63,444

Purchase accounting adjustments pertain primarily to purchase price adjustments made in finalizing the valuations of the fair value of certain assets purchased in conjunction with the acquisition of Stock Image, S.A.S. Workbook, Inc. and Mediabistro.com Inc. (see note 8).

6. DEFERRED REVENUES

The components of deferred revenues by segment are as follows (in thousands):

	December 31, 2007	December 31, 2008
Online images	$13,099	$12,420
Online media	2,529	2,455

	$15,628	$14,875

7. SEGMENT INFORMATION

WebMediaBrands’s management has established a financial-based operational structure around two main entities: Online images and Online media. Its executive team makes regular performance assessments, operational trade-offs, expenditure and investment choices and resource allocation determinations based on these entities. WebMediaBrands defines its operating segments based on its ability to segregate discrete financial information, which is supported by the fact that each of these segments regularly engage in business activity that either earns revenue or incurs expense or both and, also, for which the Company’s organizational structure supports regular executive management review. For purposes of the evaluation of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, WebMediaBrands views its chief operating decision maker as the Chairman and Chief Executive Officer. WebMediaBrands’s Chairman and Chief Executive Officer regularly reviews the operating results of its legal entities to determine the allocation of resources and to assess performance.

In determining that WebMediaBrands has two reporting segments, the Company has aggregated the legal entities that make up its images business into one reporting segment – Online images, and the legal entities that make up its media business into one reporting segment – Online media. WebMediaBrands’s segments were

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

determined recognizing that the operations of each segment have similar economic characteristics and are similar with regard to the nature of the production processes, the type or class of customer and the methods used to distribute products or provide services and the recognition that reported revenue, assets and absolute profit (or loss) meet the criteria for inclusion under the 10% test. We have also determined and continue to report Other in the interest of providing a complete reconciled view of our revenues and expenses. Other includes corporate overhead, depreciation and amortization.

The following tables summarize the results of the segments of WebMediaBrands for the years ended December 31, 2007 and 2008. Online images consists of the Jupiterimages business that includes BananaStock, Workbook Stock, Brand X Pictures, FoodPix, Botanica, Nonstock, The Beauty Archive, IFA Bilderteam, Comstock Images, Creatas Images, PictureQuest, Liquid Library, Thinkstock Images, Thinkstock Footage, Goodshoot, Polka Dot Images, Stock Image, Pixland, Photos.com, Ablestock.com, PhotoObjects.net, Clipart.com, AnimationFactory.com, RoyaltyFreeMusic.com, JupiterGreetings.com and Stockxpert.com. Online media includes the internet.com, Mediabistro.com and Graphics.com Networks. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects the Online media business. Results will also be impacted by the number and size of events held in each quarter. In addition, there may be fluctuations as events held in one period in the current year may be held in a different period in future years. With the exception of goodwill, WebMediaBrands does not identify or allocate assets by operating segment. See note 5 for the allocation of goodwill to WebMediaBrands’s reportable segments.

As discussed in note 17, on February 23, 2009, WebMediaBrands consummated the Sale. Following the Sale, WebMediaBrands will account for the operations of its Online images business as a discontinued operation commencing in the first quarter of 2009 and its continuing operations will be comprised solely of the Online media business.

Summary information by segment for the years ended December 31, 2007 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2007	2008
Revenues:
Online images	$108,904	$96,263
Online media	31,430	32,131

	140,334	128,394

Cost of revenues and operating expenses:
Online images	74,091	71,129
Online media	23,950	28,914
Impairment of goodwill and long-lived assets	87,186	81,108
Other	35,737	39,033

	220,964	220,184

Operating income (loss):
Online images	34,813	25,134
Online media	7,480	3,217
Impairment of goodwill and long-lived assets	(87,186)	(81,108)
Other	(35,737)	(39,033)

	$(80,630)	$(91,790)

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

Revenues are summarized below based on the country that generates the revenue with countries having total revenue of 5% or more in a reportable period shown separately (in thousands):

	Years Ended December 31,
	2007	2008
United States	$106,341	$99,967
United Kingdom	9,544	7,444
France	8,381	6,930
Other	16,068	14,053

	$140,334	$128,394

Long-lived assets include property and equipment, intangible assets and goodwill. These assets are shown below, net of accumulated depreciation and amortization with countries containing 10% or more of the total of these assets shown separately (in thousands).

	December 31,
	2007	2008
United States	$178,737	$108,033
France	16,974	9,794
United Kingdom	21,373	6,962
Other	9,753	7,884

	$226,837	$132,673

8. ACQUISITIONS

On July 17, 2007, WebMediaBrands agreed to acquire all of the shares of capital stock (the “Acquisition”) of Mediabistro.com Inc., a company incorporated in Delaware (“Mediabistro”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 17, 2007, by and among WebMediaBrands, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of WebMediaBrands (“Merger Sub”), Mediabistro and Laurel Touby, as agent for the security holders of Mediabistro, in which, among other things, (i) the Merger Sub would merge with and into Mediabistro, (ii) the separate existence of Merger Sub would cease, and (iii) Mediabistro would continue its existence as both the surviving corporation and a wholly-owned subsidiary of WebMediaBrands. Mediabistro, based in New York City, is a career and community site for media and creative professionals, and includes job postings, educational courses, events, forums, original content and a premium subscription service. The Acquisition closed the following day on July 18, 2007 concurrently with the filing of the Certificate of Merger with the Secretary of State of the State of Delaware.

The consideration paid in the Acquisition consisted of $20.0 million in cash and a two year earn-out that could result in an additional $3.0 million in cash consideration. Funding for the acquisition was secured through the Credit Agreement arranged by KeyBank National Association (see note 9).

As part of the acquisition of Mediabistro, WebMediaBrands is required to make earn-out payments totaling up to a maximum of $3.0 million based on the attainment of a profit target achieved by Mediabistro for the period from July 1, 2007 to June 30, 2008; and for the period from July 1, 2008 to June 30, 2009. Based upon the results of Mediabistro for the period from July 1, 2007 to June 30, 2008, WebMediaBrands paid $900,000 in October 2008.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

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

The acquisition of Mediabistro strengthens WebMediaBrands’s position in the important media professionals market. The acquisition of Mediabistro further diversifies WebMediaBrands’s revenue sources since a significant percentage of Mediabistro’s revenue is generated from online job postings and online and in-person training courses. WebMediaBrands believes that online job postings and online and in-person training courses are natural e-commerce offerings for the 20 million unique users that it has on its Online media Web site. WebMediaBrands also believes that many of the 1.0 million unique users on Mediabistro will be buyers of its other product offerings. These factors resulted in a significant portion of the purchase price of Mediabistro being allocated to goodwill.

The following table summarizes WebMediaBrands’s additional acquisitions during the years ended December 31, 2007 and 2008 (dollars in thousands):

	Year Ended December 31,
	2007	2008
Number of acquisitions	6	—

Total aggregate purchase price	$4,982	$—

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

The acquisitions presented in the above table were not material, individually or in aggregate annually, to WebMediaBrands as a whole and, therefore, pro forma financial information is not presented.

9. DEBT AND DERIVATIVE INSTRUMENT

WebMediaBrands is party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among WebMediaBrands, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association (“KeyBank”), as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. Until amended as described below, the Credit Agreement provided for a $115.0 million senior credit facility and was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility.

As of December 31, 2007 and 2008, the weighted-average interest rate on WebMediaBrands’s outstanding debt was 7.6% and 8.4%, respectively.

On October 10, 2008, WebMediaBrands entered into Amendment No. 1, which amends the Credit Agreement, in pertinent part, as follows (capitalized terms are used as defined in Amendment No. 1):

•

Amendment to Financial Covenants. The Leverage Ratio covenant was modified to increase the maximum Leverage Ratio to 3.50 to 1.00 from December 31, 2008 through March 30, 2010, and 2.75 to 1.00 from March 31, 2010 through June 29, 2010. The maximum Leverage Ratio from June 30, 2010 was not changed. The maximum Consolidated Capital Expenditure covenant was modified to increase the maximum amount permitted to $6.25 million during the 2008 fiscal year and $6.0 million during the 2009 fiscal year and was left unchanged for subsequent periods.

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

•

Excess Cash Flow Prepayment. Commencing with the fiscal year ended December 31, 2009, WebMediaBrands is required to make mandatory principal repayments equal to 75% of Excess Cash Flow; provided, that commencing with the fiscal quarter ending March 31, 2009, if the Leverage Ratio at any time is less than 2.00 to 1.00 for any two consecutive fiscal quarters, the mandatory prepayment is reduced to 50% of the Excess Cash Flow and remains at such reduced percentage unless and until the Leverage Ratio equals or exceeds 2.00 to 1.00.

•

Other Changes. The Amendment also contains an amendment to the definition of Consolidated EBITDA, includes a definition of Excess Cash Flow and contains certain other modifications of the Credit Agreement. The accordion feature contemplated by Section 2.10(b) and (c) of the Credit Agreement is deleted pursuant to the Amendment.

WebMediaBrands paid an amendment fee of 50 basis points to Lenders who consented to the Amendment.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

WebMediaBrands outstanding debt, relating to the Credit Agreement, as of December 31, 2007 and 2008 is reflected in the consolidated balance sheets. WebMediaBrands made two quarterly debt payments on its term loan totaling $375,000 during the year ended December 31, 2007. WebMediaBrands made four quarterly debt payments on its term loan totaling $750,000 during the year ended December 31, 2008. WebMediaBrands also made payments totaling $6.1 million and borrowed $3.9 million during 2008 to reduce the outstanding portion of the revolving credit facility by $2.2 million. WebMediaBrands is not in compliance with its debt covenants relating to the Credit Agreement as of December 31, 2008 and has reclassed all of its outstanding debt from long-term to current liabilities as of December 31, 2008. However, in connection with the Sale, on February 23, 2009, WebMediaBrands terminated the Credit Agreement. See note 17 for further disclosure on the termination of the Credit Agreement.

In connection with the Credit Agreement, WebMediaBrands also entered into a derivative interest rate swap that is to mature in July 2013, which has been designated as a cash flow hedge. The objective of the hedge is to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. Under this agreement, WebMediaBrands receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 5.58% on the notional amount of $50.0 million.

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

At December 31, 2007 and December 31, 2008, the fair value of the interest rate swap was a net loss of $3.4 million and $7.6 million, respectively, and is recorded as other long-term liabilities in WebMediaBrands’s consolidated balance sheet. During the year ended December 31 2007, the effective portion of the change in fair value of the interest rate swap of $2.1 million, net of tax of $1.3 million, was recorded as an unrecognized loss in accumulated other comprehensive income in stockholders’ equity and there was no ineffective portion. During the year ended December 31, 2008, the effective portion of the change in fair value of the interest rate swap of $4.6 million, net of tax of $2.9 million, was recorded as an unrecognized loss in accumulated other comprehensive income in stockholders’ equity and there was no ineffective portion. See note 17 for further disclosure on the interest rate swap.

Interest expense, as shown in the accompanying consolidated statement of operations was as follows (in thousands):

	2007	2008
Interest expense	$7,146	$7,152

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

10. STOCKHOLDERS’ EQUITY

On June 25, 1999, in conjunction with its initial public offering, WebMediaBrands authorized the issuance of 4,000,000 shares of preferred stock, $.01 par value (the “Preferred Stock”).

The Board of Directors (the “Board”) has the authority, without further vote or action by the stockholders, to issue the undesignated shares of Preferred Stock in one or more series and to fix all rights, qualifications, preferences, limitations and restrictions of each series, including dividend rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

On May 28, 2004, WebMediaBrands completed a follow-on public offering of common stock that generated net proceeds of $30.3 million for WebMediaBrands. Of the 4,830,000 shares sold in the offering, 3,830,000 shares were sold by WebMediaBrands and 1,000,000 shares were sold by certain stockholders of WebMediaBrands.

11. INCOME TAXES

WebMediaBrands’s income tax provision (benefit) for each of the years presented is determined in accordance with SFAS No. 109.

Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2007	2008
United States	$(73,399)	$(88,484)
Foreign	(14,154)	(9,473)

Income (loss) before taxes	$(87,553)	$(97,957)

The components of the income tax provision as shown in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2007	2008
Current income tax provision (benefit)
Federal	$(730)	$(237)
State and local	14	28
Foreign	1,656	1,353

Total current income tax provision	940	1,144

Deferred income tax provision (benefit)
Federal	(5,573)	13,974
State and local	369	3,059
Foreign	(1,014)	547

Total deferred income tax provision (benefit)	(6,218)	17,580

Income tax provision (benefit)	$(5,278)	$18,724

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

A summary of WebMediaBrands’s deferred income tax assets and liabilities as of December 31, 2007 and 2008 is as follows (in thousands):

	Year Ended December 31,
	2007	2008
Deferred income tax assets:
Net operating losses	$4,081	$13,355
Amortization and impairment of goodwill and long-lived assets	13,929	18,441
Investment tax credit	334	351
Interest rate swap	1,294	2,910
Reserves recorded for financial reporting purposes	472	595
Stock-based compensation	1,759	3,059
Other	265	1,261

Total deferred income tax assets	22,134	39,972
Less valuation allowance	(804)	(37,954)

Net deferred income tax assets	21,330	2,018

Deferred income tax liabilities:
Amortization of intangible assets	(3,848)	(2,288)
Depreciation of property and equipment	(2,829)	(2,944)
Other	(163)	(102)

Total deferred income tax liabilities	(6,840)	(5,334)

Net deferred income tax assets (liabilities)	$14,490	$(3,316)

The income tax provision recorded in 2008 is primarily related to the establishment of a valuation allowance on certain deferred tax assets that were recorded as of December 31, 2007. The income tax provision is also impacted by income taxes accrued in foreign jurisdictions where WebMediaBrands has income, partially offset by an income tax benefit related to losses incurred for United States federal income tax purposes that can be carried back.

Based on WebMediaBrands most recent projections, management has concluded that it is more likely than not that WebMediaBrands will have insufficient taxable income to allow recognition of certain of its deferred tax assets. Accordingly, a valuation allowance has been established against those deferred tax assets where there is uncertainty on future utilization as described below.

At December 31, 2008, WebMediaBrands had federal, state and foreign net operating loss (“NOL”) carryforwards of $13.4 million for which a valuation allowance of $804,000 had been established at December 31, 2007. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. WebMediaBrands has established an additional valuation allowance against $12.1 million of deferred tax assets attributable to NOL carryforwards during 2008.

At December 31, 2008, WebMediaBrands had other deferred tax assets of $26.6 million which were primarily composed of amortization and impairment of goodwill and long-lived assets and reversals of book expense on stock-based compensation. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. WebMediaBrands has established a valuation allowance against $25.1 million of these deferred tax assets.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

WebMediaBrands has recognized tax benefits in relation to certain net operating losses from acquired companies. The reduction of the valuation allowance that was applied to goodwill in 2007 and 2008 was $445,000 and $588,000, respectively.

Tax benefits of $1.1 million and $1.8 million associated with the exercise of stock options were recorded in additional paid-in capital in 2007 and 2008, respectively. The 2008 tax benefit was attributable to an amendment of the 2005 federal income tax return for stock option exercises not reported in the original 2005 federal income tax return.

WebMediaBrands’s deferred income tax assets at December 31, 2008 with respect to net operating losses expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2021 and 2028	$4,423	$13,008
United States (State), expiring between 2009 and 2028	1,373	25,684
Foreign, expiring between 2009 and 2027	6,304	39,457
Foreign, indefinite	1,255	4,243

Total	$13,355	$82,392

Certain WebMediaBrands pre-2008 domestic NOLs are subject to limitation on future utilization under Internal Revenue Code (“IRC”) Section 382, which imposes limitations on the availability of a corporation’s net operating losses after a more than 50 percentage point ownership change occurs. These NOL carryforwards were incurred by Dynamic Graphics Group prior to being acquired by WebMediaBrands. Therefore, Dynamic Graphics Group experienced a 100% ownership change during 2005. The utilization of these losses to offset WebMediaBrands’s taxable income in future periods is limited to specific amounts in each year based on a formula prescribed by IRC Section 382, which formula is based on the value of the acquired loss companies as of the ownership change date. These NOLs are subject to a full valuation allowance due to the Company’s conclusion that there will be insufficient income in the carryforward period to allow for recognition of the deferred tax asset.

A reconciliation setting forth the difference between the amount of taxes computed at WebMediaBrands’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2007	2008
Income tax expense based on federal statutory rate	$(29,768)	$(33,305)
State and local tax expense, net of U.S. federal income tax	623	(1,540)
Change in valuation allowance	218	31,586
Non-deductible expenses	24,214	21,875
Foreign rate differential	(149)	(165)
Other	(416)	273

	$(5,278)	$18,724

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

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

On January 1, 2007, WebMediaBrands adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 creates a two-step approach for evaluating uncertain tax positions. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for the reversal of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48 did not result in change to WebMediaBrands’s January 1, 2007 accumulated deficit, however, it did result in an increase of $1.0 million to deferred income tax assets and an increase of $1.0 million to FIN 48 liability.

WebMediaBrands conducts business globally and, as a result, WebMediaBrands or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Through the normal course of business, WebMediaBrands is subject to examination by taxing authorities throughout the world. WebMediaBrands remains open for examination by the Internal Revenue Service (“IRS”) for 2005 through 2007 although the IRS completed the examination of WebMediaBrands’s originally filed 2005 federal income tax return in the fourth quarter of 2008. The examination resulted in a refund of $464,000 of tax and $61,000 of interest. With limited exception, the Company is no longer subject to state and local or non-U.S. income tax audits by taxing authorities for years prior to 2005. In addition, for years prior to 2005 in which NOLs were generated, the tax authorities could adjust the NOL carryovers up to the amount of the NOL carryover.

As of December 31, 2007, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities in the consolidated balance sheet was $162,000 and $34,000, respectively. As of December 31, 2008, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities was $256,000 and $34,000, respectively. Penalties and tax-related interest expense of $34,000 and $120,000, respectively, are reported as a component of income tax expense in the consolidated statements of operations for the year ended December 31, 2007. Penalties and tax-related interest expense of $0 and $93,000, respectively, are reported as a component of income tax expense in the consolidated statements of operations for the year ended December 31, 2008.

It is reasonably possible that a reduction in a range up to $500,000 of unrecognized income tax benefits may occur within the next 12 months as a result of projected resolutions of worldwide tax disputes.

A reconciliation of our beginning and ending unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2008	$1,319
Gross reductions related to income tax positions taken in prior year	(13)

Balance at December 31, 2008	$1,306

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

As of December 31, 2007 and December 31, 2008, the total amount of unrecognized tax benefits was $1.3 million and $1.3 million, respectively, of which $200,000 would affect the effective tax rate, if recognized, as of December 31, 2008.

12. COMMITMENTS AND CONTINGENCIES

WebMediaBrands has entered into various operating leases for each of its office facilities. Generally under the lease agreements, WebMediaBrands is obligated to pay a proportionate share of all operating costs for these premises. Rent expense, net of sublease income, for leased facilities was, $2.8 million and $3.1 million for the years ended December 31, 2007 and 2008, respectively.

Future annual minimum lease payments under all operating leases (excluding the impact of the Sale) are as follows (in thousands):

Years Ending December 31,	Operating Leases
2009	$3,047
2010	2,170
2011	2,140
2012	1,854
2013	535
Thereafter	—

Total minimum payments	$9,746

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2008 are $1,600.

WebMediaBrands has an employment agreement with its Vice President and Chief Financial Officer that provides for six months of severance and benefits to be paid upon termination.

On or about November 13, 2006, Robert Lange, who identified himself as a stockholder of WebMediaBrands, commenced a purported stockholder’s derivative action in the United States District Court for the District of Connecticut (the “Court”), purportedly on behalf of WebMediaBrands, against all of WebMediaBrands’s current directors and against WebMediaBrands’s former Chief Financial Officer and Former President and Chief Operating Officer. WebMediaBrands was named in the suit as a “nominal defendant” on whose behalf recovery is purportedly sought (the “Action”). Mr. Lange did not make a litigation demand on WebMediaBrands’s board of directors prior to commencing the action, and alleged that such demand should be excused as a matter of law. The complaint alleged, based primarily on a statistical analysis, that certain stock options granted to certain defendants in 1999, 2000 and 2001 were backdated, and asserted on behalf of WebMediaBrands various causes of action against the defendants arising out of such alleged backdating, including securities fraud, breach of fiduciary duty and unjust enrichment. On April 24, 2007, we and the individual defendants filed a motion to dismiss the case in its entirety. Rather than respond to the motion to dismiss, the Plaintiff filed an amended complaint on July 16, 2007. The amended complaint removed one of the individual defendants, but was substantially similar to the original complaint. On or around September 11, 2007, Defendants filed a motion to dismiss the Amended Complaint. Briefing on that motion was completed, and oral argument was held on the motion in December 2007. The Court subsequently denied the motion as moot after being advised by the parties that they had agreed to a settlement of the action, pending Court approval. On October 8, 2008, the Court granted preliminary approval of a comprehensive settlement of the Action, and

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

scheduled a hearing for December 10, 2008 to consider whether to approve the settlement and enter judgment thereon. At the settlement hearing, Mr. Lange’s counsel requested that the Court approve the agreed-to fees and expenses (“Fees and Expenses”) for their efforts in filing, prosecuting and settling the Action. On December 11, 2008, the Court issued an Order and Final Judgment approving the settlement. As a result, the Company caused its insurers to pay the Fees and Expenses.

WebMediaBrands is subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial statements of WebMediaBrands.

13. EMPLOYEE BENEFIT PLAN

WebMediaBrands has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. WebMediaBrands may also make contributions each year for the benefit of all eligible employees under the plan. Discretionary contributions to the plan totaled $471,000 and $0 in 2007 and 2008, respectively.

14. STOCK INCENTIVE PLAN

In April 1999, WebMediaBrands established the WebMediaBrands 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008) (the “1999 Plan”) under which WebMediaBrands may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors. The exercise price of the options granted under the 1999 Plan will not be less than the fair market value of the shares of WebMediaBrands’s common stock on the date of grant. In June 2006, the 1999 Plan was amended to increase the number of shares of WebMediaBrands common stock and options to purchase shares of WebMediaBrands common stock available for issuance thereunder to 12,000,000 shares.

At the Annual Meeting of Stockholders of WebMediaBrands held on June 3, 2008, WebMediaBrands’s stockholders approved the WebMediaBrands 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan, along with the form of Incentive Stock Option Agreement and the form of Nonqualified Stock Option Agreement were previously approved and adopted by WebMediaBrands’s Board on April 28, 2008.

The 2008 Plan will be administered by the Compensation Committee of the Board and allows for the grant of incentive stock options, nonqualified stock options, restricted stock, performance-based awards and other stock-based awards.

Subject to certain antidilution adjustments, an aggregate of 4,000,000 shares of WebMediaBrands common stock may be issued under the 2008 Plan. In addition to this 4,000,000 base share reserve, up to 231,108 shares of common stock remaining available for issuance under the 1999 Plan upon its expiration, together with up to 6,848,500 shares of common stock (as of December 31, 2008) underlying outstanding awards granted under the 1999 Plan that remain undelivered following any expiration, cancellation, forfeiture, cash settlement, or other termination of such awards, may also be available for grant under the 2008 Plan.

Each stock option granted in 2007 has a five or ten year term from date of grant. Stock options granted prior to 2007 have a ten year term from date of grant except for options granted to the Chairman and Chief Executive Officer, which have a five year term. Stock options granted in 2008 have a five year term. Stock option grants vest equally on each of the first three anniversaries of their respective grant dates. WebMediaBrands issues new shares of common stock upon the exercise of stock options.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2007	2008
Risk-free interest rate	4.13%	1.89%
Expected life (in years)	3.7	2.19
Dividend yield	0%	0%
Expected volatility	66%	84%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options was calculated using the simplified method for options granted in 2007 and 2008. WebMediaBrands previously had issued options with a life of ten years. Beginning in 2007, options were issued with a five year life. Due to this change, WebMediaBrands did not have historical exercise data to provide a reasonable basis upon which to estimate the expected term. As a result the Company has applied the simplified method, which entails averaging the life of the option with the vesting period.

The weighted-average grant date fair value of options granted during the years 2007 and 2008 was $2.93 and $0.41, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2008, $1.1 million and $2,000, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2007	1,850,497	$8.31
Granted	7,628,701	1.23
Vested	(4,039,309)	1.16
Forfeited	(4,066,161)	4.28

Outstanding nonvested shares at December 31, 2008	1,373,728	$1.95

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

The following table summarizes option activity during the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,417,430	$9.81
Granted	7,628,701	1.23
Exercised	(2,501)	2.91
Forfeited or expired	(6,195,130)	7.16

Outstanding at December 31, 2008	6,848,500	$2.60	3.13	$408

Vested and expected to vest at December 31, 2008	6,808,002	$2.60	3.12	$406

Exercisable at December 31, 2008	5,474,772	$2.77	2.90	$306

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.38 as of December 31, 2008.

Total stock-based compensation expense, net of forfeitures, was $3.0 million and $4.7 million for the years ended December 31, 2007 and 2008, respectively.

As of December 31, 2008, there was $2.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the stock incentive plan. Pursuant to the stock incentive plan, due to the Sale, all nonvested stock options vested immediately on February 23, 2009 and therefore that cost will be recognized during the first quarter of 2009.

WebMediaBrands received $1.2 million and $7,000 from the exercise of stock options during the years ended December 31, 2007 and 2008, respectively.

Cash provided by operating activities decreased and cash provided by financing activities increased by $1.1 million and $1.8 million related to excess tax benefits from stock-based payment arrangements for the years ended December 31, 2007 and 2008.

Common Stock Option Exchange Offer

On May 20, 2008, WebMediaBrands’s Board approved a plan to exchange all outstanding non-qualified stock options having an exercise price greater than $4.00 per share (the “Eligible Options”) for new options with an exercise price of $2.01 per share, the closing price of WebMediaBrands’s common stock on May 20, 2008, on a one-for-one basis. The new options follow the vesting schedule of the original options that were exchanged.

WebMediaBrands accounted for the exchange offer as a modification under SFAS No. 123(R). In accordance with SFAS No. 123(R), WebMediaBrands recorded the incremental fair value related to the exchanged awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining vesting period. The fair values of the exchanged options were estimated

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

using the Black-Scholes option pricing model. A total of 3,047,289 shares were cancelled and reissued. This amount has been included in the granted and forfeited, expired or cancelled lines in the table above. The incremental fair value of the exchange offer was approximately $1.8 million, with $1.5 million recorded during the year ended December 31, 2008, and the remaining $263,000 to be recognized over the remaining vesting period of the options.

On November 17, 2008, WebMediaBrands’s Board approved a plan to exchange all outstanding non-qualified stock options having an exercise price greater than $2.00 per share (the “Eligible Options”) for new options with an exercise price of $0.26 per share, the closing price of WebMediaBrands’s common stock on November 17, 2008, on a one-for-one basis. The new options follow the vesting schedule of the original options that were exchanged.

WebMediaBrands accounted for the exchange offer as a modification under SFAS No. 123(R). In accordance with SFAS No. 123(R), WebMediaBrands recorded the incremental fair value related to the exchanged awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining vesting period. The fair values of the exchanged options were estimated using the Black-Scholes option pricing model. A total of 2,310,313 shares were cancelled and reissued. This amount has been included in the granted and forfeited, expired or cancelled lines in the table above. The incremental fair value of the exchange offer was approximately $241,000, with $188,000 recorded during the year ended December 31, 2008, and the remaining $53,000 to be recognized over the remaining vesting period of the options.

16. RELATED PARTY TRANSACTIONS

During 2005, WebMediaBrands’s Board granted lifetime post-employment medical benefits to WebMediaBrands’s Chairman and Chief Executive Officer and his spouse. The cost accrued for these benefits for years ended December 31, 2007 and 2008 was $69,000 and $69,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

See note 17 for further disclosure on related party transactions.

17. SUBSEQUENT EVENTS

On February 23, 2009, the Company announced the closing of the previously announced sale of its Online images business to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a definitive stock purchase agreement dated as of October 22, 2008, by and between the Company and Getty Images (the “Stock Purchase Agreement”) for $96 million in cash, subject to certain post-closing adjustments. In connection with the Sale, the Company terminated its Credit Agreement with KeyBank and applied approximately $82 million of the gross proceeds from the Sale to repay all outstanding indebtedness under (i) the Revolving Credit Note (as defined in the Credit Agreement), (ii) the Term Loan B Note (as defined in the Credit Agreement), and (iii) all other obligations under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by KeyBank, on behalf of the Lenders, pursuant to the Credit Agreement, which has been fully cash collateralized by the Company and (b) the Swap Agreement. As described in more detail below, the Swap Agreement with KeyBank will remain outstanding.

In connection with its termination of the Credit Agreement, WebMediaBrands Inc. entered into (a) the First Amendment to ISDA Master Agreement, dated as of February 23, 2009 (the “Swap Amendment”), with respect

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2007 and 2008

to that certain ISDA Master Agreement, dated as of July 19, 2007, by and between KeyBank and the Company (the “Original Swap Agreement” and, together with the Swap Amendment, the “Swap Agreement”) and (b) the Credit Support Agreement, dated as of February 23, 2009, by and among Alan M. Meckler (“Mr. Meckler”), Ellen L. Meckler (“Mrs. Meckler”) and the Company (the “Credit Support Agreement”).

The Company’s obligations under the Swap Agreement are secured by a first priority security interest in all of the Company’s assets and the assets of its wholly-owned subsidiary, Mediabistro.com Inc., granted pursuant to various security agreements that each of the Company and Mediabistro entered into with KeyBank on July 12, 2007 and July 30, 2007, respectively, and amended on February 23, 2009 (collectively, the “Amended Security Agreements”). The Amended Security Agreements evidence KeyBank’s security interest in both the Company’s assets (after giving effect to the sale of Jupiterimages) and Mediabistro.com Inc.’s assets, which was granted in connection with the Swap Amendment. Under the Swap Amendment, a termination or event of default under any of the Amended Security Agreements would entitle KeyBank to terminate the Swap Agreement.

In connection with the Credit Support Agreement, Mr. Meckler has agreed to personally guarantee the Company’s obligations under the Swap Agreement and Mrs. Meckler has agreed to grant a security interest to KeyBank in respect of certain of her assets to support Mr. Meckler’s personal guarantee to KeyBank. In exchange for Mr. Meckler’s personal guarantee to KeyBank and Mrs. Meckler’s grant of a security interest to KeyBank, the Company has agreed pursuant to the Credit Support Agreement to, among other things, pay certain cash consideration to Mr. Meckler and Mrs. Meckler on a monthly basis. The amount of the cash consideration is equal to one-twelfth (1/12) of one percent (1%) of the notional amount of the Swap Agreement, which notional amount is initially $49,250,000 but will decrease by $125,000 at the beginning of each fiscal quarter commencing on March 31, 2009. In addition, the Company acknowledges that Mr. Meckler may in certain circumstances have the right to purchase KeyBank’s interests in the Swap Agreement and the Amended Security Agreements. In the event that Mr. Meckler or Mrs. Meckler is required to satisfy the Company’s obligations under the Swap Agreement, Mr. Meckler and Mrs. Meckler will be subrogated to KeyBank’s rights against the Company under the Swap Agreement and the Amended Security Agreements.

The Company will re-evaluate the designation of the interest rate swap during the three months ending March 31, 2009.

As a result of the Sale, the following assets and liabilities as of December 31, 2008 will be disposed (in thousands):

Current assets	$17,080
Property and equipment, net	8,076
Intangible assets, net	51,836
Goodwill	36,585
Other assets	198

Total assets	$113,775

Current liabilities	$25,348
Long-term liabilities	9,497

Total liabilities	$34,845

In conjunction with the Sale, the Company changed its name from Jupitermedia Corporation to WebMediaBrands Inc. effective February 24, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting, the company’s disclosure controls and procedures were not effective as of December 31, 2008.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. The management of WebMediaBrands Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal controls over financial reporting and testing of the operational effectiveness of its internal controls over financial reporting. Based on this assessment, management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2008, based on the criteria in that framework due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Income Taxes—The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the tax provision and related current or deferred income tax asset and liability accounts were accurate and determined in accordance with generally accepted accounting principles. Specifically, the Company lacked the appropriate technical oversight to effectively review the accounting for income taxes leading to the untimely identification and resolution of certain income tax accounting matters. This material weakness resulted in accounting errors, which resulted in corrections prior to the issuance of the consolidated financial statements for the year ended December 31, 2008 and interim periods during 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls. Other than the remediation of the material weakness related to our financial reporting close process, no change in our internal controls over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Over the past few years the Company has outsourced preparation of the calculation of its quarterly and annual tax provisions, including tax calculations related to purchase accounting, and its tax compliance to an external expert. In order to remediate the previously identified material weakness related to accounting for income taxes, early in 2008, the Company hired an internal Tax Director, who has experience in accounting for income taxes and hired additional personnel trained and experienced in income tax accounting. Management recognized that a tax department, staffed with the appropriate tax accounting expertise, is important for the Company to maintain effective internal controls.

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

However, due to the Sale of its Online images business the Company believes as though the complexities that gave rise to this material weakness may be substantially reduced.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and will, over time, address the related material weakness that we identified as of December 31, 2007 and 2008. However, due to the recent Sale of our Online images business and the fact that many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several quarters may be required prior to management being able to conclude that the material weakness has been remediated.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009. WebMediaBrands has adopted a Code of Ethics for its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the text of which it has posted on its Web site www.WebMediaBrands.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See WebMediaBrands Inc.—Index to Consolidated Financial Statements at Item 8 on page 39 of this report.

(2) Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts

(3) Index to Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-K. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

Exhibit Number	Description
2.1	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant. (1)

2.1.1	Stock Purchase Agreement, dated as of October 22, 2008, by and between Jupitermedia Corporation, a Delaware corporation and Getty Images, Inc., a Delaware corporation. (2)

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended. (3)

3.2	Registrant’s Amended and Restated Bylaws, as amended. (4)

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock. (1)

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers. (1)

10.2†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of June 7, 2006). (5)

10.3†	Employment Agreement between the Registrant and Christopher S. Cardell, dated as of November 24, 1998. (6)

10.4†	Employment Agreement between the Registrant and Christopher J. Baudouin, dated as of November 24, 1998. (7)

10.5	Credit Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent, and Citizens Bank, N.A., as Syndication Agent. (8)

10.6	Guaranty of Payment Agreement, dated July 12, 2007, among Jupiterimages Corporation as guarantor in favor of KeyBank National Association, as Administrative Agent. (9)

10.7	Guaranty of Payment Agreement, dated July 12, 2007, among I-Venture Management LLC as guarantor in favor of KeyBank National Association, as Administrative Agent. (10)

10.8	Guaranty of Payment Agreement, dated July 12, 2007, among Workbook, Inc. as guarantor in favor of KeyBank National Association, as Administrative Agent. (11)

10.9	Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank National Association, as Administrative Agent. (12)

Exhibit Number	Description
10.10	Security Agreement, dated July 12, 2007, among I-Venture Management LLC as pledgor and KeyBank National Association, as Administrative Agent. (13)

10.11	Security Agreement, dated July 12, 2007, among Workbook, Inc. as pledgor and KeyBank National Association, as Administrative Agent. (14)

10.12	Intellectual Property Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank National Association, as Administrative Agent. (15)

10.13	Intellectual Property Security Agreement, dated July 12, 2007, among Jupitermedia Corporation. as borrower and KeyBank National Association, as Administrative Agent. (16)

10.14	Pledge Agreement, dated July 12, 2007, among Jupitermedia Corporation., as borrower and KeyBank National Association, as Administrative Agent. (17)

10.15	Pledge Agreement, dated July 12, 2007, among Jupiterimages Corporation, as pledgor and KeyBank National Association, as Administrative Agent. (18)

10.16	Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company. (19)

10.17†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008). (20)

10.18†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement. (21)

10.19†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement. (22)

10.20	Consent to Credit Agreement, dated as of March 30, 2008, by and among the Registrant, the several Lenders and subsidiaries of the Registrant listed on the signature pages thereof, and Keybank National Association, as the lead arranger, sole book runner and administrative agent. (23)

10.21†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler. (24)

10.22†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Christopher S. Cardell. (25)

10.23†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler. (26)

10.24†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Christopher S. Cardell. (27)

10.25†	Registrant’s 2008 Stock Incentive Plan. (28)

10.26†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement. (29)

10.27†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement. (30)

10.28†	Employment Agreement between Registrant and Donald J. O’Neill, dated as of July 21, 2008. (31)

10.29	First Amendment Agreement, dated as of October 10, 2008 to Credit and Security Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent and Citizens Bank, N.A., as Syndication Agent. (32)

10.30†	Letter Agreement by and between Christopher Cardell and Jupitermedia Corporation, dated October 24, 2008. (33)

11.1	Statement Regarding Computation of Per Share Earnings (included in notes to financial statements).

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Grant Thorton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-76331) filed on May 19, 1999.
(2)	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K Filed on October 23, 2008
(3)	Incorporated herein by reference to the Registrant’s Form 8-K Filed on February 27, 2009.
(4)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Filed on December 14, 2007.
(5)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q/A filed on February 8, 2007.
(6)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-76331) filed on May 19, 1999.
(7)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-76331) filed on May 19, 1999.
(8)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on July 18, 2007.
(9)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K Filed on July 18, 2007.
(10)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K Filed on July 18, 2007.
(11)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K Filed on July 18, 2007.
(12)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K Filed on July 18, 2007.
(13)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K Filed on July 18, 2007.
(14)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 8-K Filed on July 18, 2007.
(15)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 8-K Filed on July 18, 2007.
(16)	Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K Filed on July 18, 2007.
(17)	Incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 8-K Filed on July 18, 2007.
(18)	Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 8-K Filed on July 18, 2007.
(19)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on July 20, 2007.
(20)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on March 7, 2008.
(21)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(22)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(23)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-Q Filed on May 12, 2008
(24)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(25)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(26)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(27)	Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(28)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on June 9, 2008.
(29)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K Filed on June 9, 2008.
(30)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K Filed on June 9, 2008.
(31)	Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-Q Filed on August 11, 2008.
(32)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on October 14, 2008.
(33)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on October 29, 2008.
†	Compensatory plans and arrangements for executives and others.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2009

WebMediaBrands Inc.

By:	/S/ ALAN M. MECKLER
Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/S/ DONALD J. O’NEILL Donald J. O’Neill	Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 31, 2009

/S/ GILBERT F. BACH Gilbert F. Bach	Director	March 31, 2009

/S/ MICHAEL J. DAVIES Michael J. Davies	Director	March 31, 2009

/S/ JOHN R. PATRICK John R. Patrick	Director	March 31, 2009

/S/ WILLIAM A. SHUTZER William A. Shutzer	Director	March 31, 2009

Schedule II—Valuation and Qualifying Accounts

WebMediaBrands Inc.

(in thousands)

Description	Balance at December 31, 2006	Additions (Deductions) Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2007	Additions (Deductions) Charged to Operating Expenses	Other Additions	Other Deductions	Balance at December 31, 2008
Allowance for doubtful accounts	$2,114	$(310)	$643	$(421)	$2,026	$1,037	$47	$(805)	$2,305
Deferred tax asset valuation allowance	303	218	728	(445)	804	31,586	6,152	(588)	37,954