Form 10-Q
period 2009-03-31
WEBMEDIA BRANDS INC.
filed 2009-05-15
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 11, 2009 was 36,084,223.

WebMediaBrands Inc.

WebMediaBrands Inc.

Consolidated Condensed Balance Sheets

December 31, 2008 and March 31, 2009

(in thousands, except share and per share amounts)

	December 31, 2008	March 31, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,755	$7,931
Accounts receivable, net of allowances of $438 and $194, respectively	6,673	4,837
Prepaid expenses and other current assets	4,040	3,791
Deferred income taxes	53	—
Assets of discontinued operations	14,138	—

Total current assets	28,659	16,559

Property and equipment, net of accumulated depreciation of $9,947 and $9,326, respectively	2,424	2,307
Intangible assets, net	3,060	2,560
Goodwill	26,062	26,062
Investments and other assets	2,564	1,106
Assets held for sale and of discontinued operations	101,324	3,200

Total assets	$164,093	$51,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074	$1,240
Accrued payroll and related expenses	1,557	2,158
Accrued expenses and other current liabilities	5,224	4,277
Current portion of long-term debt	81,213	—
Deferred revenues	2,347	2,325
Liabilities of discontinued operations	25,937	—

Total current liabilities	117,352	10,000

Deferred revenues	108	98
Deferred income taxes	1,266	1,443
Fair value of interest rate swap	7,559	7,170
Other long-term liabilities	205	207
Liabilities of discontinued operations	2,727	—

Total liabilities	129,217	18,918

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 36,032,152 and 36,042,070 shares issued, respectively	360	360
Additional paid-in capital	273,324	275,730
Accumulated deficit	(234,479)	(243,148)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income (loss)	(4,223)	40

Total stockholders’ equity	34,876	32,876

Total liabilities and stockholders’ equity	$164,093	$51,794

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2008 and 2009

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2009
Revenues	$8,404	$5,774

Cost of revenues (exclusive of items shown separately below)	4,103	4,584
Advertising, promotion and selling	1,915	1,899
General and administrative	5,712	5,550
Depreciation	232	274
Amortization	792	279
Impairment	—	662
Restructuring charge	—	567

Total operating expenses	12,754	13,815

Operating loss from continuing operations	(4,350)	(8,041)
Other income (loss), net	(2)	64
Interest income	5	1
Interest expense	(1,726)	(1,307)
Loss on extinguishment of debt	—	(2,119)
Loss on fair value of interest rate swap	—	(7,170)

Loss from continuing operations before income taxes and noncontrolling interest	(6,073)	(18,572)
Benefit for income taxes	(292)	(2,646)
Noncontrolling interest	(8)	11

Loss from continuing operations	(5,789)	(15,915)
Income from discontinued operations	4,712	208
Gain on sale of discontinued operations	—	7,063
Provision for income taxes from discontinued operations	33	25

Net loss	$(1,110)	$(8,669)

Income (loss) per share:
Basic
Loss from continuing operations	$(0.16)	$(0.44)
Income from discontinued operations	0.13	0.20

Net loss	$(0.03)	$(0.24)

Diluted
Loss from continuing operations	$(0.16)	$(0.44)
Income from discontinued operations	0.13	0.20

Net loss	$(0.03)	$(0.24)

Shares used in computing income (loss) per share:
Basic	35,967	35,969

Diluted	35,967	35,969

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2009

(in thousands)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(1,110)	$(8,669)
Less: Income from discontinued operations, net of tax	4,679	183
Less: Gain on sale of discontinued operations	—	7,063

Loss from continuing operations	(5,789)	(15,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on fair value of swap	—	7,170
Depreciation and amortization	1,024	553
Impairment	—	662
Stock-based compensation	685	2,403
Provision (benefit) for losses on accounts receivable	(123)	50
Noncontrolling interest	8	(11)
Other loss, net	—	(155)
Amortization of debt issuance costs	97	—
Loss on extinguishment of debt	—	2,119
Deferred income taxes	(846)	(2,680)
Changes in operating assets and liabilities (net of businesses acquired/disposed):
Accounts receivable, net	70	1,613
Prepaid expenses and other assets	348	619
Accounts payable and accrued expenses and other liabilities	457	(308)
Deferred revenues	334	(32)
Discontinued operations	9,923	(1,373)

Net cash provided by (used in) operating activities	6,188	(5,285)

Cash flows from investing activities:
Purchases of property and equipment	(290)	(105)
Purchases of assets and other	(194)	(44)
Proceeds from sale of discontinued operations	—	91,205
Discontinued operations	(2,595)	(159)

Net cash provided by (used in) investing activities	(3,079)	90,897

Cash flows from financing activities:
Debt issuance costs	(14)	(161)
Repayment of borrowings under credit facilities	(188)	(81,213)
Proceeds from exercise of stock options	7	3
Discontinued operations	—	—

Net cash used in financing activities	(195)	(81,371)

Effects of exchange rates on cash and cash equivalents	55	(65)

Net change in cash and cash equivalents	2,969	4,176
Cash and cash equivalents, beginning of period	7,301	3,755

Cash and cash equivalents, end of period	$10,270	$7,931

Supplemental disclosures of cash flow:
Cash refund of income taxes, net	$138	$454

Cash paid for interest	$1,732	$1,307

Non-cash investing activities:
Acquisitions of long-lived assets	$389	$92

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2009

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is a global provider of original information, job boards and events for information technology (“IT”), business and creative professionals. WebMediaBrands includes three distinct online networks: internet.com for IT and business professionals and for developers; Mediabistro.com for media professionals; and Graphics.com for design and creative professionals. WebMediaBrands also includes specialized career Web sites for select professional communities, which can be found on Mediabistro.com and JustTechJobs.com. In addition, WebMediaBrands includes Mediabistro events, which produce offline conferences and trade shows focused on IT, media and business-specific topics.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period amounts to conform to current year presentation. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of WebMediaBrands and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The adoption of SFAS No. 157, for items within the scope of FSP FAS No. 157-2, did not have an impact on the consolidated financial position, results of operations or cash flows of WebMediaBrands.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and, therefore, did not impact WebMediaBrands’s financial statements upon adoption. SFAS No. 141(R) makes significant changes to the accounting for business combinations, including, but not limited to:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the consolidated financial position, results of operations or cash flows of WebMediaBrands.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s consolidated financial statements. SFAS No. 161 requires that objectives for using derivative instruments to be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements on both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. SFAS No. 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivatives. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 also encourages, but does not require comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 did not have an impact on the consolidated financial statements of WebMediaBrands. Refer to note 9 for disclosures on the Company’s derivative instruments.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors to be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FSP FAS 142-3 is effective for interim periods and fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of WebMediaBrands acquired after the effective date. The adoption of FSP FAS 142-3 did not have a material impact on the consolidated financial position, results of operations or cash flows of WebMediaBrands.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of Earnings Per Share (“EPS”) pursuant to the two-class method. Upon adoption, all of a company’s prior period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted for FSP EITF 03-6-1. The adoption of FSP EITF 03-6-1 did not have an impact on the consolidated financial statements of WebMediaBrands.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for WebMediaBrands for the quarter ending June 30, 2009. WebMediaBrands does not expect the adoption of FSP No. FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for WebMediaBrands for the quarter ending June 30, 2009. WebMediaBrands does not expect the adoption of FSP No. FAS 115-2 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. FSP No. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The disclosure requirements of FSP No. FAS 107-1 and APB No. 28-1 will be required to be included in WebMediaBrands consolidated financial statements for the quarter ending June 30, 2009 and are not expected to have a material impact on the financial statements.

4. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

Subsequent to the Sale described in note 7, the Company now operates in one reportable segment. This determination was made in part due to the similar economic characteristics of the remaining lines of business and the quantitative thresholds under SFAS No. 131.

The Company’s remaining segment is affected by seasonality as advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Operating results are also impacted by the number, size and timing of events held throughout the year.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS 123R”), WebMediaBrands must recognize the compensation expense for equity awards over the vesting period based on their grant-date fair value.

Total stock-based compensation recognized during the three months ended March 31, 2008 and 2009 was $685,000 and $2.4 million, respectively, and stock-based compensation increased additional paid-in capital by $2.4 million during the three months ended March 31, 2009. As a result of the sale of the Company’s Online images business on February 23, 2009, all unvested options on that date became immediately vested and all unrecognized stock-based compensation was immediately expensed. During the three months ended March 31, 2009, $2.4 million of the stock-based compensation expense was related to the sale of the Online images business.

The fair value of each option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Three Months Ended March 31,
	2008	2009
Risk-free interest rate	1.87%	1.54%
Expected life (in years)	3.5	3.5
Dividend yield	0%	0%
Expected volatility	65%	91%

The expected stock price volatility is based on the historical volatility of WebMediaBrand’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options was calculated using the simplified method for options granted in 2008 and 2009. WebMediaBrands previously had issued options with a life of ten years. Beginning in 2007, options were issued with a five-year life. Due to the change, WebMediaBrands did not have historical exercise data to provide a reasonable basis upon which to estimate the expected term. As a result, the Company has applied the simplified method, which entails averaging the life of the option with the vesting period.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 and 2009 was $1.09 and $0.27, respectively.

The following table summarizes option activity during the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	6,848,500	$2.60
Granted	1,214,300	$0.45
Exercised	(9,918)	$0.26
Forfeited, expired or cancelled	(202,147)	$5.05

Outstanding at March 31, 2009	7,850,735	$2.21	2.73	$468

Vested and expected to vest at March 31, 2009	7,639,639	$2.26	2.67	$468

Exercisable at March 31, 2009	6,636,435	$2.53	2.33	$468

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrand’s closing stock price of $0.40 as of March 31, 2009.

During both the three months ended March 31, 2008 and 2009, the total intrinsic value of stock options exercised was $2,000.

As of March 31, 2009, there was $265,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. That cost is expected to be amortized over a weighted-average period of 24 months.

6. COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted loss per share for the three months ended March 31, 2008 and 2009 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2009
Loss from continuing operations	$(5,789)	$(15,915)
Income from discontinued operations	4,712	208
Gain on sale of discontinued operations	—	7,063
Provision for income taxes from discontinued operations	33	25

Net loss	$(1,110)	$(8,669)

Basic weighted average number of common shares outstanding	35,967	35,969
Effect of dilutive stock options	—	—

Total basic weighted average number of common shares and dilutive stock options	35,967	35,969

Income (loss) per share:
Basic
Loss from continuing operations	$(0.16)	$(0.44)
Income from discontinued operations	0.13	0.20

Net loss	$(0.03)	$(0.24)

Diluted
Loss from continuing operations	$(0.16)	$(0.44)
Income from discontinued operations	0.13	0.20

Net loss	$(0.03)	$(0.24)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2008	2009
Number of anti-dilutive stock options	5,341	7,851
Weighted average exercise price	$9.80	$2.21

7. ASSETS HELD FOR SALE AND OF DISCONTINUED OPERATIONS

On February 23, 2009, the Company announced the closing of the previously announced sale of its Online images business to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a definitive stock purchase agreement dated October 22, 2008 by and between the Company and Getty Images (the “Agreement”) for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). Prior to the Sale, WebMediaBrands also included Jupiterimages, the Company’s Online images business. The carrying value of the net assets of the Online images business at the time of the Sale was $82.0 million and the sale of the Online images business resulted in a gain of $7.1 million. As a result of the Sale, WebMediaBrands is accounting for the operations of its Online images business as a discontinued operation and its continuing operations is comprised solely of its Online media business in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Revenues for the discontinued Online images business for the three months ended March 31, 2008 and 2009 were $26.1 million and $11.9 million, respectively. Income from discontinued operations for the three months ended March 31, 2009 was net of income taxes of $25,000. Prior year financial results have been presented to reflect WebMediaBrand’s Online images segment as a discontinued operation.

Assets and liabilities of discontinued operations were as follows (in thousands):

December 31, 2008
Accounts receivable	$12,266
Prepaids and other current assets	1,429
Deferred income taxes	443
Property and equipment, net	8,164
Intangible assets, net	51,836
Goodwill	37,382
Other assets	198

Total assets	$111,718

Accounts payable	$5,814
Accrued payroll and related expenses	1,883
Accrued expenses and other current liabilities	6,002
Deferred revenue	12,238
Other long-term liabilities	2,727

Total liabilities	$28,664

Assets held for sale include the carrying value of the Company’s building and land in Peoria, IL. The carrying value of this property was $3.7 million and $3.2 million as of December 31, 2008 and March 31, 2009, respectively. During the first quarter of 2009, the Company listed the facility for sale at an amount that was less then the carrying value. As a result, the Company recorded an impairment charge of $662,000 during the three months ended March 31, 2009.

8. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2008
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$3,093	$(2,812)	$281
Web site development costs	2,658	(2,172)	486
Trademarks	4,839	(4,033)	806

Total	$10,590	$(9,017)	$1,573

	March 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,157	$(918)	$239
Web site development costs	2,508	(2,117)	391
Trademarks	3,887	(3,444)	443

Total	$7,552	$(6,479)	$1,073

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. Customer relationships are amortized over periods ranging from three to seven years, Web site development costs are amortized over three or five years and trademarks are amortized over three years.

Amortization expense related to intangible assets subject to amortization was $792,000 and $279,000 for the three months ended March 31, 2008 and 2009, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2009, is expected to be as follows (in thousands):

Year Ending December 31,
2009	$521
2010	359
2011	156
2012	37

$1,073

Unamortized Intangible Assets

	December 31, 2008	March 31, 2009
Domain names	$1,487	$1,487

Goodwill

The carrying amount of goodwill as of December 31, 2008 and March 31, 2009 was $26.1 million.

9. DEBT AND DERIVATIVE INSTRUMENT

WebMediaBrands was party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among WebMediaBrands, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provided for a $115.0 million senior credit facility. The senior credit facility was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. In connection with the Sale described in note 7, the Company terminated the Credit Agreement with KeyBank and applied approximately $82.0 million of the gross proceeds from the Sale to repay all outstanding indebtedness under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by KeyBank, on behalf of the Lenders, pursuant to the Credit Agreement, which has been fully cash collateralized by the Company and (b) the Swap Agreement described in more detail below. WebMediaBrands expensed $2.1 million in unamortized debt issuance costs related to the Credit Agreement during the first quarter of 2009.

Pursuant to the Credit Agreement, WebMediaBrands also entered into a derivative interest rate swap that is to mature in July 2013, which had been designated as a cash flow hedge. The objective of the hedge was to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. Under this agreement, WebMediaBrands receives a floating rate based on the LIBOR interest rate, and pays a fixed rate of 5.58% on the notional amount. Due to the termination of the Credit Agreement, the derivative interest rate swap no longer meets the criteria of hedge accounting under SFAS No. 133.

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

WebMediaBrands determined the initial fair value of the derivative interest rate swap using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for the terms specific to its instrument. WebMediaBrands continues to value this security based on quotes from its counterparties. Because the inputs used to value the derivative interest rate swap are observable, WebMediaBrands has classified them as level 2 inputs in accordance with SFAS No. 157. During the three months ended March 31, 2009, the Company recorded a charge of $7.2 million as loss on fair value of interest rate swap in the consolidated statement of operations, which represents the fair value of the interest rate swap as of March 31, 2009.

In connection with its termination of the Credit Agreement, WebMediaBrands entered into (a) the First Amendment to ISDA Master Agreement, dated as of February 23, 2009 (the “Swap Amendment”), with respect to that certain ISDA Master Agreement, dated as of July 19, 2007, by and between KeyBank and the Company (the “Original Swap Agreement” and, together with the Swap Amendment, the “Swap Agreement”) and (b) the Credit Support Agreement, dated as of February 23, 2009, by and among Alan M. Meckler (“Mr. Meckler”), Ellen L. Meckler (“Mrs. Meckler”) and the Company (the “Credit Support Agreement”).

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

In connection with the Credit Support Agreement, Mr. Meckler has agreed to personally guarantee the Company’s obligations under the Swap Agreement and Mrs. Meckler has agreed to grant a security interest to KeyBank in respect of certain of her assets to support Mr. Meckler’s personal guarantee to KeyBank (the “Guarantee”). In exchange for Mr. Meckler’s personal guarantee to KeyBank and Mrs. Meckler’s grant of a security interest to KeyBank, the Company has agreed pursuant to the Credit Support Agreement to, among other things, pay cash consideration to Mr. Meckler and Mrs. Meckler on a monthly basis. The amount of the cash consideration is equal to one-twelfth (1/12) of one percent (1%) of the notional amount of the Swap Agreement, which notional amount is initially $49,250,000 but will decrease by $125,000 at the beginning of each fiscal quarter commencing on March 31, 2009. In addition, the Company acknowledges that Mr. Meckler may in certain circumstances have the right to purchase KeyBank’s interests in the Swap Agreement and the Amended Security Agreements. In the event that Mr. Meckler or Mrs. Meckler is required to satisfy the Company’s obligations under the Swap Agreement, Mr. Meckler and Mrs. Meckler will be subrogated to KeyBank’s rights against the Company under the Swap Agreement and the Amended Security Agreements.

Since the Guarantee is tied to the interest rate swap described above, it represents a derivative instrument under SFAS No. 133, which does not meet the criteria for hedge accounting. As such, the changes in the fair value of the Guarantee are recorded against the loss on the fair value of the interest rate swap in the consolidated statements of operations. The fair value of the

Guarantee was $0 at inception and at March 31, 2009. The fair value was determined based on the difference between quotes from other counterparties and the fee payable under the Guarantee. Because the inputs used to value the Guarantee are observable, WebMediaBrands has classified them as level 2 inputs in accordance with SFAS No. 157.

10. INCOME TAXES

A benefit for income taxes of $292,000 was recorded during the three months ended March 31, 2008, which consisted of a tax benefit for federal, state and foreign income taxes of $258,000 and $26,000 and $8,000 respectively. The income tax benefit for federal, state and foreign taxes is primarily due to the losses incurred during the three months ended March 31, 2008.

A benefit for income taxes of $2.6 million was recorded during the three months ended March 31, 2009, which consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income (loss) to loss from continuing operations. The income tax benefit was partially offset by a provision for income taxes of $264,000, which was created primarily by additional tax amortization on indefinite lived assets.

Based on current projections, management has concluded that it is more likely than not that WebMediaBrands will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, a valuation allowance has been established against deferred tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

Getty Images has until October 15, 2009 to notify WebMediaBrands if it intends to make a 338(h)(10) election and treat the acquisition of Jupiterimages as an asset purchase. For the three months ended March 31, 2009, the Sale has been reported as a stock sale for purposes of calculating the income tax benefit or provision. The current estimate is a taxable loss on Sale of the shares of Jupiterimages. To the extent the taxable loss on Sale is deductible, a full valuation allowance will be established against the deferred tax asset. Accordingly, there is no income tax benefit or provision reported as part of the gain on sale of discontinued operations.

As of March 31, 2009, the total amount of unrecognized tax benefits was $1.3 million, of which $200,000 would affect the effective tax rate, if recognized, as of March 31, 2009. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109”, the Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are included in accrued expenses and other current liabilities in the consolidated balance sheet.

11. COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of WebMediaBrands.

12. COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Net loss	$(1,110)	$(8,669)
Foreign currency translation adjustment	647	(1,548)
Reclassification adjustment for loss included in net income related to foreign currency	—	1,163
Change in fair value of interest rate swap, net of income taxes	(1,264)	320
Reclassification adjustment for loss included in net income related to the interest rate swap	—	4,328

Total comprehensive loss	$(1,727)	$(4,406)

13. WORKFORCE REDUCTION PLAN

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, WebMediaBrands executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced the Company’s workforce by approximately 70 full-time employees.

During the three months ended March 31 2009, WebMediaBrands recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as restructuring charge in the consolidated statements of operations.

As of March 31, 2009, the amount of accrued severance related to the workforce reduction plan included in accrued payroll and related expenses in the consolidated balance sheet was $499,000 and is expected to be paid by September 30, 2009.

14. SUBSEQUENT EVENT

On April 29, 2009, WebMediaBrands acquired the assets of Brandsoftheworld.com. Brandsoftheworld.com is a user generated content site where readers view and download more than 160,000 vector format brands and logos. The site has over 2 million unique visitors and over 30 million page views per month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes, that appear elsewhere in this filing. Statements in this Form 10-Q, which are not historical facts, are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which WebMediaBrands competes; the unpredictability of WebMediaBrands’s future revenues, expenses, cash flows and stock price; WebMediaBrands’s ability to integrate acquired businesses, products and personnel into its existing businesses; WebMediaBrands’s dependence on a limited number of advertisers; and WebMediaBrands’s ability to protect its intellectual property. For a more detailed discussion of such risks and uncertainties, refer to WebMediaBrands’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Recent Developments

On February 23, 2009, we announced the closing of the previously announced sale of our Online images business, or Jupiterimages, to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a definitive stock purchase agreement dated October 22, 2008 by and between us and Getty Images (the “Agreement”) for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). As a result of the Sale, we are accounting for the operations of our Online images business as a discontinued operation and our continuing operations is comprised solely of our Online media business.

Overview

We are a leading global provider of original information, job boards and events for information technology (“IT”), business and creative professionals.

WebMediaBrands includes three distinct online networks: internet.com for IT and business professionals and for developers; Mediabistro.com for media professionals; and Graphics.com for design and creative professionals. The networks include more than 150 Web sites and 150 e-mail newsletters that are viewed by over 20 million users monthly. WebMediaBrands also includes specialized career Web sites for select professional communities, which can be found on Mediabistro.com and JustTechJobs.com. In addition, WebMediaBrands includes Mediabistro events, which produce offline conferences and trade shows focused on IT, media and business-specific topics.

We generate our revenues from:

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

Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our business. Our results will also be impacted by the number and size of events we hold in each quarter. In addition, there may be fluctuations as events held in one period in the current year may be held in a different period in future years.

The principal costs of our business relate to payroll for our editorial, technology, operations and sales personnel; technology related costs; facilities and equipment; paper and printing costs; and venue, speaker and advertising expenses for training and events.

Results of Operations

Revenues

Revenues were $8.4 million for the three months ended March 31, 2008 and $5.8 million for the three months ended March 31, 2009, representing a decrease of 31%. This change was primarily due to the decline in advertising spending by technology companies and the decline in online job posting revenue, which were both primarily due to the downturn in the U.S. economy.

The following table sets forth, for the three months ended March 31, 2008 and 2009 the components of our revenues (in thousands):

	Three Months Ended March 31,
	2008	2009
Advertising	$6,050	$4,316
Online job postings	1,261	504
Other	1,093	954

	$8,404	$5,774

The following table sets forth a quarter-by-quarter comparison of the number of our online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2008	217	$26
June 30, 2008	210	28
September 30, 2008	207	24
December 31, 2008	187	29
March 31, 2009	162	25

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization. Cost of revenues was $4.1 million for the three months ended March 31, 2008 and $4.6 million for the three months ended March 31, 2009, representing an increase of 12%. This change was primarily due to an increase in employee-related costs of $462,000.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs. Advertising, promotion and selling expenses were $1.9 million for both the three months ended March 31, 2008 and 2009.

General and administrative

General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $5.7 million for the three months ended March, 31, 2008 and $5.6 million for the three months ended March 31, 2009, representing a decrease of 3%. This change was primarily due to a decrease in professional fees of $835,000 and a decrease in employee-related costs of $580,000. This decrease was partially offset by an increase in stock-based compensation of $1.3 million.

Depreciation and amortization

Depreciation expense was $232,000 for the three months ended March 31, 2008 and $274,000 for the three months ended March 31, 2009, representing an increase of 18%. The increase is due primarily to leasehold improvements made to our New York facility during the second quarter of 2008.

Amortization expense was $792,000 for the three months ended March 31, 2008 and $279,000 for the three months ended March 31, 2009, representing a decrease of 65%. The decrease is due primarily to the write-off of certain intangible assets during the fourth quarter of 2008.

Our depreciation and amortization expenses may vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

During the first quarter of 2009, we listed the building and land of our Peoria, IL facility for sale at an amount that was less then the carrying value. As a result, we recorded an impairment charge of $662,000 during the three months ended March 31, 2009.

Restructuring charge

We recorded severance expense of $567,000 during the three months ended March 31, 2009 related to the termination of certain employees.

Other income (loss), net

Other income of $64,000 during the three months ended March 31, 2009 was due primarily to net foreign currency transaction gains.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2008 vs. 2009
	2008	2009	$	%
Interest income	$5	$1	$(4)	(80)%
Interest expense	(1,726)	(1,307)	419	24

Interest expense relates primarily to costs associated with our senior credit facility. See Liquidity and Capital Resources below for a description of the facility.

Loss on fair value of interest rate swap

Due to the termination of our credit agreement with KeyBank National Association as described in Liquidity and Capital Resources below, the derivative interest rate swap no longer meets the criteria for hedge accounting under SFAS No. 133 and therefore, during the three months ended March 31, 2009, the Company recorded a charge of $7.2 million as loss on fair value of interest rate swap in the consolidated statement of operations, which represents the fair value of the interest rate swap as of March 31, 2009.

Benefit for income taxes

A benefit for income taxes of $292,000 was recorded during the three months ended March 31, 2008, which consisted of a tax benefit for federal, state and foreign income taxes of $258,000 and $26,000 and $8,000 respectively. The income tax benefit for federal, state and foreign taxes is primarily due to the losses incurred during the three months ended March 31, 2008.

A benefit for income taxes of $2.6 million was recorded during the three months ended March 31, 2009, which consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income (loss) to loss from continuing operations. The income tax benefit was partially offset by a provision for income taxes of $264,000, which was created primarily by additional tax amortization on indefinite lived assets.

Based on current projections, management has concluded that it is more likely than not that we will have insufficient taxable income to allow recognition of our deferred tax assets. Accordingly, a valuation allowance has been established against deferred tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

Getty Images has until October 15, 2009 to notify us if it intends to make a 338(h)(10) election and treat the acquisition of Jupiterimages as an asset purchase. For the three months ended March 31, 2009, the Sale has been reported as a stock sale for purposes of calculating the income tax benefit or provision. The current estimate is a taxable loss on Sale of the shares of Jupiterimages. To the extent the taxable loss on Sale is deductible, a full valuation allowance will be established against the deferred tax asset. Accordingly, there is no income tax benefit or provision reported as part of the gain on sale of discontinued operations.

As of March 31, 2009, the total amount of unrecognized tax benefits was $1.3 million, of which $200,000 would affect the effective tax rate, if recognized, as of March 31, 2009. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109”, we recognize interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties are included in accrued expenses and other current liabilities in the consolidated balance sheet.

Noncontrolling interest

Noncontrolling interest represents the minority stockholder’s proportionate share of profits or losses of our majority-owned Japanese subsidiary. Subsequent to March 31, 2009, we no longer have any noncontrolling interests.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2008 vs. 2009
	2008	2009	$	%
Operating cash flows	$6,188	$(5,285)	$(11,473)	(185)%
Investing cash flows	(3,079)	90,897	93,976	3,052
Financing cash flows	(195)	(81,371)	(81,176)	(41,629)
Purchases of assets and other	(194)	(44)	150	77
Purchases of property and equipment	(290)	(105)	185	64

	As of		2008 vs. 2009
	December 31, 2008	March 31, 2009	$	%
Cash and cash equivalents	$3,755	$7,931	$4,176	111%
Accounts receivable, net	6,673	4,837	(1,836)	(28)
Working capital	(88,693)	6,559	95,252	107

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, January 2000 and May 2004, the sales of our Events, Research and Online images businesses, through various credit agreements and through cash flows from operating activities. Our cash balance increased from December 31, 2008 due primarily to proceeds from the Sale of the Online images business.

Operating activities. Cash used by operating activities decreased during the three months ended March 31, 2009 due primarily to loss from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash provided by investing activities in 2009 related primarily to the net proceeds from the Sale of the Online images business. Net cash used in investing activities in 2008 related primarily to information technology related spending.

Financing activities. Cash used by financing activities during the three months ended March 31, 2008 and 2009 related primarily to repayments under our credit facilities.

We were party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), among ourselves, as borrower, the lenders party thereto (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provided for a $115.0 million senior credit facility. The senior credit facility was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. In connection with the Sale, as described in note 7 of the notes to unaudited consolidated financial statements, the Company terminated the Credit Agreement and applied approximately $82.0 million of the gross proceeds from the Sale to repay all outstanding indebtedness under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by KeyBank, on behalf of the Lenders, pursuant to the Credit Agreement, which has been fully cash collateralized by the Company and (b) the Swap Agreement. We make quarterly payments pursuant to the Swap Agreement, as amended, that are calculated on a net basis and based on the notional amount under the Swap Agreement (with the notional amount amortizing over time). As described in more detail in the Related Party Transaction section of this Item 2, the Swap Agreement with KeyBank will remain outstanding. We expensed $2.1 million in unamortized debt issuance costs related to the Credit Agreement during the first quarter of 2009.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near-term acquisitions with cash, which as noted above is primarily proceeds from the Sale.

Our existing cash balances may decline during 2009 in the event of a continued downturn in the general economy or changes in our planned cash outlay. However, after applying approximately $82.0 million of the $96.0 million in gross proceeds from the Sale to repay our outstanding debt obligations and paying Sale-related costs, we feel as though the remaining cash flow from the Sale together with our existing cash balances, current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the foreseeable future.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q.

Related Party Transaction

In connection with the Sale, on February 23, 2009, we entered into (a) the Swap Amendment, with respect to the Original Swap Agreement and (b) the Credit Support Agreement, dated as of February 23, 2009, by and among Alan M. Meckler (“Mr. Meckler”), Ellen L. Meckler (“Mrs. Meckler”) and the Company (the “Credit Support Agreement”). In connection with the Credit Support Agreement, Mr. Meckler agreed to personally guarantee the Company’s obligations under the Swap Agreement and Mrs. Meckler has agreed to grant a security interest to KeyBank in respect of certain of her assets to support Mr. Meckler’s personal guarantee to KeyBank. In exchange for Mr. Meckler’s personal guarantee to KeyBank and Mrs. Meckler’s grant of a security interest to KeyBank, the Company has agreed pursuant to the Credit Support Agreement to, among other things, pay cash consideration to Mr. Meckler and Mrs. Meckler on a monthly basis. The amount of the cash consideration is equal to one-twelfth (1/12) of one percent (1%) of the notional amount of the Swap Agreement, which notional amount is initially $49,250,000 and will decrease by $125,000 at the beginning of each fiscal quarter commencing on March 31, 2009. In addition, in certain circumstances, Mr. Meckler may have the right to assume KeyBank’s interests in the Swap Agreement and the Swap Security Agreements and, in the event that Mr. Meckler or Mrs. Meckler is required to satisfy the Company’s obligations under the Swap Agreement, Mr. Meckler and Mrs. Meckler will be subrogated to KeyBank’s rights against the Company under the Swap Agreement and the Swap Security Agreements. The Credit Support Agreement was approved by all of the independent members of the Company’s Board of Directors, each of whom also has no direct or indirect interest in the Credit Support Agreement (the “Disinterested Directors”), following Mr. Meckler’s disclosure to such Disinterested Directors of the terms of the Credit Support Agreement.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative & Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is also the Company’s Principal Financial Officer and Chief Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of March 31, 2009 due to a material weakness in the accounting for income taxes as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps discussed below, there were no changes to the Company’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

        Over the past few years the Company has outsourced preparation of the calculation of its quarterly and annual tax provisions, including tax calculations related to purchase accounting and its tax compliance to an external expert. In order to remediate the previously identified material weakness related to accounting for income taxes, early in 2008, the Company hired an internal Tax Director, who has experience in accounting for income taxes and hired additional personnel trained and experienced in income tax accounting. Management recognized that a tax department, staffed with the appropriate tax accounting expertise, is important for the Company to maintain effective internal controls.

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

However, due to the Sale of its Online images business, the Company believes as though the complexities that gave rise to this material weakness may be substantially reduced.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The primary risk factors affecting our business are basically the same as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

WebMediaBrands special meeting of stockholders was held on February 20, 2009.

The proposal to approve the sale of Jupiterimages was approved by the vote set forth below:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
26,494,702	106,702	5,287

The proposal to approve the name change from Jupitermedia Corporation to WebMediaBrands Inc. was approved by the vote set forth below:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
31,385,489	163,617	18,326

The proposal to adjourn the special meeting was approved by the vote set forth below:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
30,886,109	657,744	23,579

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009	WebMediaBrands Inc.

/s/ Alan M. Meckler
Alan M. Meckler
Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)