Form 10-Q
period 2009-06-30
WEBMEDIA BRANDS INC.
filed 2009-08-12
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 000-26393

 WebMediaBrands Inc.
(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Old Kings Highway South Darien, Connecticut	06820
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 7, 2009 was 36,732,411.

WebMediaBrands Inc.

Part I - Financial Information
Item 1 - Financial Statements

WebMediaBrands Inc.

Consolidated Condensed Balance Sheets

December 31, 2008 and June 30, 2009
(in thousands, except share and per share amounts)

	December 31, 2008	June 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,755	$5,520
Accounts receivable, net of allowances of $438 and $102, respectively	6,673	4,559
Prepaid expenses and other current assets	4,040	2,074
Deferred income taxes	53	—
Assets of discontinued operations	14,138	—

Total current assets	28,659	12,153

Property and equipment, net of accumulated depreciation of $9,947 and $9,558, respectively	2,424	2,199
Intangible assets, net	3,060	2,458
Goodwill	26,062	27,524
Investments and other assets	2,564	1,219
Assets held for sale and of discontinued operations	101,324	3,200

Total assets	$164,093	$48,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074	$1,087
Accrued payroll and related expenses	1,557	1,335
Accrued expenses and other current liabilities	5,224	3,408
Deferred income taxes	—	33
Current portion of long-term debt	81,213	—
Deferred revenues	2,347	2,052
Liabilities of discontinued operations	25,937	—

Total current liabilities	117,352	7,915

Long-term debt	—	7,197
Deferred revenues	108	99
Deferred income taxes	1,266	1,462
Fair value of interest rate swap	7,559	—
Other long-term liabilities	205	211
Liabilities of discontinued operations	2,727	—

Total liabilities	129,217	16,884

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 36,032,152 and 36,786,882 shares issued, respectively	360	368
Additional paid-in capital	273,324	275,938
Accumulated deficit	(234,479)	(244,361)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income (loss)	(4,223)	30

Total stockholders’ equity	34,876	31,869

Total liabilities and stockholders’ equity	$164,093	$48,753

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2008 and 2009
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$8,910	$5,829	$17,314	$11,603

Cost of revenues (exclusive of items shown separately below)	4,940	2,830	9,043	7,414
Advertising, promotion and selling	2,278	1,490	4,193	3,389
General and administrative	6,051	2,342	11,763	7,892
Depreciation	230	274	462	548
Amortization	829	205	1,621	484
Impairment	—	—	—	662
Restructuring charge	—	308	—	875
Total operating expenses	14,328	7,449	27,082	21,264
Operating loss from continuing operations	(5,418)	(1,620)	(9,768)	(9,661)
Other income (loss), net	(3)	67	(5)	131
Interest income	1	157	6	158
Interest expense	(1,847)	(185)	(3,573)	(1,492)
Loss on extinguishment of debt	—	—	—	(2,119)
Gain (loss) on fair value of interest rate swap	—	438	—	(6,732)
Loss from continuing operations before income taxes and noncontrolling interest	(7,267)	(1,143)	(13,340)	(19,715)
Provision (benefit) for income taxes	325	66	33	(2,580)
Noncontrolling interest	2	—	(6)	11
Loss from continuing operations	(7,590)	(1,209)	(13,379)	(17,124)
Income from discontinued operations	3,015	—	7,727	208
Gain (loss) on sale of discontinued operations	—	(4)	—	7,059
Provision (benefit) for income taxes from discontinued operations	(1,289)	—	(1,256)	25
Net loss	$(3,286)	$(1,213)	$(4,396)	$(9,882)

Income (loss) per share:
Basic
Loss from continuing operations	$(0.21)	$(0.03)	$(0.37)	$(0.47)
Income from discontinued operations	0.12	—	0.25	0.20
Net loss	$(0.09)	$(0.03)	$(0.12)	$(0.27)

Diluted
Loss from continuing operations	$(0.21)	$(0.03)	$(0.37)	$(0.47)
Income from discontinued operations	0.12	—	0.25	0.20
Net loss	$(0.09)	$(0.03)	$(0.12)	$(0.27)

Shares used in computing income (loss) per share:
Basic	35,967	36,399	35,967	36,155
Diluted	35,967	36,399	35,967	36,155

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2009
(in thousands)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(4,396)	$(9,882)
Less: Income from discontinued operations, net of tax	8,983	183
Less: Gain on sale of discontinued operations	—	7,059
Loss from continuing operations	(13,379)	(17,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on fair value of swap	—	6,732
Depreciation and amortization	2,083	1,032
Impairment	—	662
Stock-based compensation	3,116	2,426
Provision (benefit) for losses on accounts receivable	(132)	55
Noncontrolling interest	6	(11)
Other (income) loss, net	—	(151)
Amortization of debt issuance costs	157	3
Loss on extinguishment of debt	—	2,119
Deferred income taxes	(2,635)	(2,628)
Changes in operating assets and liabilities (net of businesses acquired/disposed):
Accounts receivable, net	459	1,887
Prepaid expenses and other assets	986	2,435
Accounts payable and accrued expenses and other liabilities	(548)	(2,138)
Deferred revenues	110	(304)
Discontinued operations	19,496	(1,319)
Net cash provided by (used in) operating activities	9,719	(6,324)
Cash flows from investing activities:
Purchases of property and equipment	(1,500)	(315)
Purchases of businesses, assets and other	(565)	(1,584)
Proceeds from sale of discontinued operations	—	91,205
Discontinued operations	(4,751)	(217)
Net cash provided by (used in) investing activities	(6,816)	89,089
Cash flows from financing activities:
Debt issuance costs	(15)	(383)
Borrowings under long-term obligations	—	7,197
Settlement of interest rate swap	—	(6,732)
Repayment of borrowings under credit facilities	(4,375)	(81,213)
Proceeds from exercise of stock options	7	196
Net cash used in financing activities	(4,383)	(80,935)
Effects of exchange rates on cash and cash equivalents	32	(65)
Net change in cash and cash equivalents	(1,448)	1,765
Cash and cash equivalents, beginning of period	7,300	3,755
Cash and cash equivalents, end of period	$5,852	$5,520
Supplemental disclosures of cash flow:
Cash refund of income taxes, net	$573	$1,301
Cash paid for interest	$2,938	$1,469
Non-cash investing activities:
Acquisitions of long-lived assets	$1,296	$99

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2009

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is a global provider of original information, job boards and events for information technology (“IT”), business and creative professionals. WebMediaBrands currently includes three distinct online networks: internet.com for IT and business professionals and for developers; Mediabistro.com for media professionals; and Graphics.com for design and creative professionals. WebMediaBrands also includes specialized career Web sites for select professional communities, which can be found on Mediabistro.com and JustTechJobs.com. In addition, WebMediaBrands includes Mediabistro events, which produce offline conferences and trade shows focused on IT, media and business-specific topics.  On August 7, 2009, the Company agreed to sell its assets related to its Internet.com business to QuinStreet, Inc. as described in note 16.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim period. Certain reclassifications have been made to prior period amounts to conform to current year presentation. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements. See note 8 for additional disclosure on presentation of discontinued operations.

The consolidated condensed financial statements include the accounts of WebMediaBrands and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS No. 141(R) establishes revised principles and requirements for how the Company will recognize and measure assets and liabilities acquired in a business combination. SFAS No. 141(R) is effective for business combinations completed by the Company on or after January 1, 2009.

Effective January 1, 2009, the Company adopted FASB Standard Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS  No.141(R) and other applicable accounting literature. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements at January 1, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133”. SFAS  No. 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 had no impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. FSP No. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The disclosure requirements of FSP No. FAS 107-1 and APB No. 28-1 are required to be included in WebMediaBrands’s consolidated financial statements for the quarter ended June 30, 2009 and did not have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No.165, “Subsequent Events,” which establishes reporting and disclosure requirements based on the existence of conditions at the date of the balance sheet for events or transactions that occurred after the balance sheet date but before the financial statements are issued or are available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for financial statements issued for fiscal and interim periods ending after June 15, 2009 and is applied prospectively.  WebMediaBrands adopted SFAS No. 165 in the second quarter of 2009 and evaluated subsequent events after the balance sheet date through August 12, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”.  SFAS No. 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. WebMediaBrands is currently evaluating the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for the Company beginning January 1, 2010. WebMediaBrands is currently reviewing the effect of SFAS No. 167, but does not expect that the adoption of SFAS No. 167 will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have a material impact on WebMediaBrands's consolidated financial statements

4. SEGMENT INFORMATION

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

As a result of the Sale described in note 8 the Company now operates in one reportable segment. This determination was made due to the quantitative thresholds under SFAS No. 131.

The Company’s remaining segment is affected by seasonality as advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Operating results are also impacted by the number, size and timing of events held throughout the year.

5. ACQUISITION

On April 29, 2009 WebMediaBrands acquired the assets of Brandsoftheworld.com for $1.5 million in cash. Brandsoftheworld.com is a user generated content site where readers view and download more than 160,000 vector format brands and logos. The site has approximately 2 million unique visitors and over 30 million page views a month. The acquisition of Brandsoftheworld.com compliments WebmediaBrands's existing online properties.  The total purchase price has been allocated to the assets based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the acquisition of Brandsoftheworld.com (in thousands):

Web site development costs	$30
Domain names	48
Covenant not to compete	8
Goodwill	1,454

Total assets acquired	$1,540

The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from three to fifteen years. The goodwill associated with the acquisition of Brandsoftheworld.com is not deductible for tax purposes.

The acquisition of Brandsoftheworld.com is not material to WebMediaBrands as a whole and therefore, pro forma financial information is not presented.

6. ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS 123R”), WebMediaBrands must recognize the compensation expense for equity awards over the vesting period based on their grant-date fair value.

Total stock-based compensation recognized during the three months ended June 30, 2008 and 2009 was $2.4 million and $23,000, respectively, and $3.1 million and $2.4 million during the six months ended June 30, 2008 and 2009, respectively. Stock-based compensation increased additional paid-in capital by $23,000 and $2.4 million during the three and six months ended June 30, 2009, respectively. As a result of the sale of the Company’s Online images business on February 23, 2009, all unvested options on that date became immediately vested and all unrecognized stock-based compensation was immediately expensed. During the six months ended June 30, 2009, $2.4 million of the stock-based compensation expense was related to the sale of the Online images business.

The fair value of each option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Six Months Ended June 30,
	2008	2009
Risk-free interest rate	2.45%	1.55%
Expected life (in years)	2.41	3.5
Dividend yield	0%	0%
Expected volatility	65%	92%

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

The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 and 2009 was $0.65 and $0.27, respectively.

The following table summarizes option activity during the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	6,848,500	$2.60
Granted	1,241,300	$0.45
Exercised	(754,730)	$0.26
Forfeited, expired or cancelled	(1,071,709)	$5.42

Outstanding at June 30, 2009	6,263,361	$1.96	3.09	$859

Vested and expected to vest at June 30, 2009	6,102,395	$2.02	3.05	$843

Exercisable at June 30, 2009	5,073,361	$2.33	2.72	$739

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.55 as of June 30, 2009.

During the three months ended June 30, 2008 and 2009, the total intrinsic value of stock options exercised was $0 and $240,000, respectively. During the six months ended June 30, 2008 and 2009, the total intrinsic value of such options exercised was $2,000 and $242,000, respectively.

As of June 30, 2009, there was $250,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. That cost is expected to be amortized over a weighted-average period of 21 months.

7. COMPUTATION OF LOSS PER SHARE

The Company computes basic loss per share using the weighted average number of common shares outstanding during the period. The Company computes diluted loss per share using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted loss per share for the three and six months ended June 30, 2008 and 2009 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Loss from continuing operations	$(7,590)	$(1,209)	$(13,379)	$(17,124)
Income from discontinued operations	3,015	—	7,727	208
Gain on sale of discontinued operations	—	(4)	—	7,059
Provision (benefit) for income taxes from discontinued operations	(1,289)	—	(1,256)	25
Net loss	$(3,286)	$(1,213)	$(4,396)	$(9,882)
Basic weighted average number of common shares outstanding	35,967	36,399	35,967	36,155
Effect of dilutive stock options	—	—	—	—
Total basic weighted average number of common shares and dilutive stock options	35,967	36,399	35,967	36,155

Income (loss) per share:
Basic
Loss from continuing operations	$(0.21)	$(0.03)	$(0.37)	$(0.47)
Income from discontinued operations	0.12	—	0.25	0.20
Net loss	$(0.09)	$(0.03)	$(0.12)	$(0.27)

Diluted
Loss from continuing operations	$(0.21)	$(0.03)	$(0.37)	$(0.47)
Income from discontinued operations	0.12	—	0.25	0.20
Net loss	$(0.09)	$(0.03)	$(0.12)	$(0.27)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three and Six Months Ended June 30,
	2008	2009
Number of anti-dilutive stock options	6,176	6,263
Weighted average exercise price	$3.76	$1.96

8. ASSETS HELD FOR SALE AND OF DISCONTINUED OPERATIONS

On February 23, 2009, the Company announced the closing of the previously announced sale of its Online images business to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a definitive stock purchase agreement dated October 22, 2008 by and between the Company and Getty Images (the “Agreement”) for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). The carrying value of the net assets of the Online images business at the time of the Sale was $82.0 million and the sale of the Online images business resulted in a gain of $7.1 million. As a result of the Sale, WebMediaBrands is accounting for the operations of its Online images business as a discontinued operation and its continuing operations is comprised solely of its Online media business in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Company revenues from the discontinued Online images business for the three months and six months ended June 30, 2008 were $26.1 million and $52.2 million, respectively. Company revenues from the discontinued Online images business for the six months ended June 30, 2009 were $11.9 million.  Income from discontinued operations for the six months ended June 30, 2009 of $183,000 was net of income taxes of $25,000. Prior year financial results have been presented to reflect WebMediaBrand’s Online images segment as a discontinued operation.

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

Assets held for sale include the carrying value of the Company’s building and land in Peoria, Illinois. The carrying value of this property was $3.7 million and $3.2 million as of December 31, 2008 and June 30, 2009, respectively. Because of declining real estate markets, during the first quarter of 2009, the Company listed the facility for sale at an amount that was less then the carrying value.  As a result, the Company recorded an impairment charge of $662,000 during the six months ended June 30, 2009.

9. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2008
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$3,093	$(2,812)	$281
Web site development costs	2,658	(2,172)	486
Trademarks	4,839	(4,033)	806

Total	$10,590	$(9,017)	$1,573

	June 30, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,157	$(959)	$198
Non-compete agreements	8	(1)	7
Web site development costs	2,217	(1,899)	318
Trademarks	3,903	(3,510)	393

Total	$7,285	$(6,369)	$916

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

Amortization expense related to intangible assets subject to amortization was $829,000 and $1.6 million for the three and six months ended June 30, 2008, respectively, and $205,000 and $484,000 for the three and six months ended June 30, 2009, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2009, is expected to be as follows (in thousands):

Year Ending December 31,
2009	$428
2010	393
2011	84
2012	11
Total	$916

Unamortized Intangible Assets

	December 31, 2008	June 30, 2009
Domain names	$1,487	$1,542

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

Balance as of December 31, 2008	$26,062
Goodwill acquired during the year	1,454
Purchase accounting adjustments	8
Balance as of June 30, 2009	$27,524

10. DEBT AND DERIVATIVE INSTRUMENT

WebMediaBrands was party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), with lenders (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provided for a $115.0 million senior credit facility. The senior credit facility was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. In connection with the Sale described in note 8 the Company terminated the Credit Agreement with KeyBank and applied approximately $82.0 million of the gross proceeds from the Sale to repay all outstanding indebtedness under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by KeyBank, on behalf of the Lenders, pursuant to the Credit Agreement, which has been fully cash collateralized by the Company and (b) the Swap Agreement described in more detail below. WebMediaBrands expensed $2.1 million in unamortized debt issuance costs related to the Credit Agreement during the first quarter of 2009.

Pursuant to the Credit Agreement, WebMediaBrands also entered into a derivative interest rate swap that was to mature in July 2013, which had been designated as a cash flow hedge. The objective of the hedge was to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. Under this agreement, WebMediaBrands received a floating rate based on the LIBOR interest rate, and paid a fixed rate of 5.58% on the notional amount. Due to the termination of the Credit Agreement, the derivative interest rate swap no longer met the criteria of hedge accounting under SFAS No. 133.  As described in more detail below, the Swap Agreement was terminated on May 29, 2009.

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

WebMediaBrands determined the initial fair value of the derivative interest rate swap using inputs that were available in the public swap markets for similarly termed instruments and then made adjustments for the terms specific to its instrument. WebMediaBrands continued to value this security based on quotes from its counterparties. Because the inputs used to value the derivative interest rate swap were observable, WebMediaBrands classified them as level 2 inputs in accordance with SFAS No. 157. During the six months ended June 30, 2009, the Company recorded a charge of $6.7 million as loss on fair value of interest rate swap in the consolidated statement of operations.

In connection with its termination of the Credit Agreement, WebMediaBrands entered into (a) the First Amendment to ISDA Master Agreement, dated as of February 23, 2009 (the “Swap Amendment”), with respect to that certain ISDA Master Agreement, dated as of July 19, 2007, with KeyBank (the “Original Swap Agreement” and, together with the Swap Amendment, the “Swap Agreement”) and (b) the Credit Support Agreement, dated as of February 23, 2009, with Alan M. Meckler (“Mr. Meckler”) and Ellen L. Meckler (“Mrs. Meckler”).

The Company’s obligations under the Swap Agreement were secured by a first priority security interest in all of the Company’s assets and the assets of its wholly-owned subsidiary, Mediabistro.com Inc., granted pursuant to various security agreements that each of the Company and Mediabistro entered into with KeyBank on July 12, 2007 and July 30, 2007, respectively, and amended on February 23, 2009 (collectively, the “Amended Security Agreements”). The Amended Security Agreements evidenced KeyBank’s security interest in both the Company’s assets (after giving effect to the sale of Jupiterimages) and Mediabistro.com Inc.’s assets, which was granted in connection with the Swap Amendment. Under the Swap Amendment, a termination or event of default under any of the Amended Security Agreements would entitle KeyBank to terminate the Swap Agreement.

In connection with the Credit Support Agreement, Mr. Meckler agreed to personally guarantee the Company’s obligations under the Swap Agreement and Mrs. Meckler agreed to grant a security interest to KeyBank in respect of certain of her assets to support Mr. Meckler’s personal guarantee to KeyBank (the “Guarantee”). In exchange for Mr. Meckler’s personal guarantee to KeyBank and Mrs. Meckler’s grant of a security interest to KeyBank, the Company agreed pursuant to the Credit Support Agreement to, among other things, pay cash consideration to Mr. Meckler and Mrs. Meckler on a monthly basis. The amount of the cash consideration was equal to one-twelfth of one percent of the notional amount of the Swap Agreement, which notional amount was initially $49,250,000 but decreased by $125,000 at the beginning of each fiscal quarter commencing on March 31, 2009. In addition, the Company acknowledged that Mr. Meckler might, in certain circumstances, have the right to purchase KeyBank’s interests in the Swap Agreement and the Amended Security Agreements. In the event that Mr. Meckler or Mrs. Meckler was required to satisfy the Company’s obligations under the Swap Agreement, Mr. Meckler and Mrs. Meckler would have been subrogated to KeyBank’s rights against the Company under the Swap Agreement and the Amended Security Agreements.

Since the Guarantee was tied to the interest rate swap described above, it represented a derivative instrument under SFAS No. 133, which did not meet the criteria for hedge accounting. As a result, the changes in the fair value of the Guarantee were recorded against the loss on the fair value of the interest rate swap in the consolidated statements of operations. The fair value of the Guarantee was $0 at inception and at the date of termination. The fair value was determined based on the difference between quotes from other counterparties and the fee payable under the Guarantee. Because the inputs used to value the Guarantee were observable, WebMediaBrands had classified them as level 2 inputs in accordance with SFAS No. 157.

On May 29, 2009, WebMediaBrands paid off and terminated its Swap Agreement using the proceeds of a $7.2 million loan to the Company from Mr. Meckler (the “Meckler Loan”).  The Company obtained the Meckler Loan and paid off and terminated the Swap Agreement in order to restructure and eliminate the Company’s ongoing obligations under the Swap Agreement and preserve working capital. In connection with these transactions, the Company entered into various security agreements to secure the Meckler Loan, as described in more detail below, and terminated various agreements securing the Swap Agreement and Swap Security Agreement.

On May 29, 2009, the Company (1) entered into a promissory note jointly and severally payable by the Company and Mediabistro, to Mr. Meckler (the “Note”), (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement by and among the Company, Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, Mediabistro (1) entered into a Security Agreement by and between Mediabistro and Mr. Meckler pursuant to which Mediabistro granted to Mr. Meckler a security interest in Mediabistro’s assets (the “Mediabistro Security Agreement”), (2) entered into an Intellectual Property Security Agreement by and between Mediabistro and Mr. Meckler pursuant to which Mediabistro granted to Mr. Meckler a security interest in Mediabistro’s intellectual property (the “Mediabistro IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement by and among Mediabistro, Mr. Meckler and a depositary bank, to further secure the Note (the “Mediabistro Control Agreement” and, together with the Mediabistro Security Agreement and the Mediabistro IP Security Agreement, the “Mediabistro Documents”).

To fund the Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Ellen L. Meckler (“Mrs. Meckler”) (the “BOA Loan”). Pursuant to a Collateral Assignment of Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the Note to BOA as additional collateral for the BOA Loan. Payment terms of the Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years,  to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at June 30, 2009.

The Company Loan Documents and Mediabistro Documents contain customary terms for a loan transaction of this type. If an Event of Default (as defined in the Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the Meckler Loan immediately due and payable. The Meckler Loan also will become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the Note) of Mediabistro or the Company. The Note must be repaid in full if Mr. Meckler is required to repay the BOA Loan whether due to an Event of Default of the Company or Mediabistro or otherwise.

The Company Loan Documents were approved by all of the independent members of the Company’s Board of Directors, each of whom also has no direct or indirect interest in the Company Loan Documents or Mediabistro Documents (the “Disinterested Directors”), following Mr. Meckler’s disclosure to such Disinterested Directors of the terms of the Company Loan Documents and Mediabistro Documents.

11. INCOME TAXES

The Company recorded a provision for income taxes of $325,000 and $33,000 during the three months and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2008, the income tax provision consisted primarily of a provision for federal income taxes offset by a benefit for state and foreign income taxes. The income tax provision for federal income taxes is primarily due to certain FASB Interpretation No. 48 liabilities. The income tax benefit for state and foreign taxes is primarily due to the losses incurred during the three and six months ended June 30, 2008.

The Company recorded a provision for income taxes of $66,000 and a benefit for income taxes of $2.6 million during the three and six months ended June 30, 2009. The income tax provision for the three months ended June 30, 2009 is primarily due to additional tax amortization on indefinite lived assets. During the six months ended June 30, 2009, the tax benefit for income taxes consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income (loss) to loss from continuing operations. The income tax benefit was partially offset by a provision for income taxes of $330,000 for the six months ended June 30, 2009, which was primarily created by additional tax amortization on indefinite lived assets.

Based on current projections, management believes that it is more likely than not that WebMediaBrands will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, a valuation allowance has been established against deferred tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

Getty Images has until October 15, 2009 to notify WebMediaBrands if it intends to make a 338(h)(10) election and treat the acquisition of Jupiterimages as an asset purchase. For the three months and six months ended June 30, 2009, the Sale has been reported as a stock sale for tax purposes, resulting in the current estimated taxable loss on Sale of the shares of Jupiterimages. To the extent the loss is deductible, a full valuation allowance will be established against the deferred tax asset. Accordingly, there is no income tax benefit or provision reported as part of the gain on sale of discontinued operations.

12. COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of WebMediaBrands.

13. COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net loss	$(3,286)	$(1,213)	$(4,396)	$(9,882)
Foreign currency translation adjustment	(99)	(10)	548	(1,558)
Reclassification adjustment for loss included in net income related to foreign currency	—	—	—	1,163
Change in fair value of interest rate swap, net of income taxes	1,462	—	198	320
Reclassification adjustment for loss included in net income related to the interest rate swap	—	—	—	4,328
Total comprehensive loss	$(1,923)	$(1,223)	$(3,650)	$(5,629)

14. WORKFORCE REDUCTION PLAN

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, WebMediaBrands executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced the Company’s workforce by approximately 70 full-time employees.  During the six months ended June 30, 2009, WebMediaBrands recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as restructuring charge in the consolidated statements of operations.  As of June 30, 2009, the amount of accrued severance related to the workforce reduction plan included in accrued payroll and related expenses in the consolidated balance sheet was $38,000 and is expected to be paid by September 30, 2009.

15.  LEASE TERMINATION

WebMediaBrands entered into a lease termination agreement for its facility in Darien, Connecticut. The Company will remain in the Darien, Connecticut facility through September 30, 2009. Pursuant to the lease termination, WebMediaBrands recognized expense of $150,000 for the lease termination and $158,000 for the forfeiture of the related security deposit, and recorded the expense as a restructuring charge in the consolidated statement of operations for the six months ended June 30, 2009.  The Company recorded a lease termination liability of $150,000 at June 30, 2009 under the lease termination agreement.  The liability was paid in July 2009.

16. SUBSEQUENT EVENT

On August 7, 2009, WebMediaBrands entered into a definitive asset purchase agreement to sell the assets related to its Internet.com business (the “Business Assets”) to QuinStreet Inc., a California corporation, for an aggregate purchase price of $18 million in cash, subject to a working capital purchase price adjustment.

The asset purchase agreement provides that, upon its terms and subject to its conditions, QuinStreet will purchase from WebMediaBrands, and WebMediaBrands will transfer, assign, convey and deliver to QuinStreet, the Business Assets, and QuinStreet will assume specified related liabilities. The transaction is not subject to a financing condition.  The consummation of the transaction is subject to approval by WebMediaBrands’s stockholders and other customary closing conditions.  For more detail and a copy of the asset purchase agreement, see the Company's Current Report on Form 8-K dated August 11, 2009.

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

Recent Developments

On February 23, 2009, we announced the closing of the previously announced sale of our Online images business, or Jupiterimages, to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a definitive stock purchase agreement dated October 22, 2008 by and between us and Getty Images for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). As a result of the Sale, we are accounting for the operations of our Online images business as a discontinued operation and our continuing operations is comprised solely of our Online media business.

On April 29, 2009, we acquired the assets of Brandsoftheworld.com for $1.5 million in cash. Brandsoftheworld.com is a user generated content site where readers view and download more than 160,000 vector format brands and logos. The site has approximately 2 million unique visitors and over 30 million page views a month.

On August 7, 2009, we entered into a definitive asset purchase agreement to sell our Internet.com division to QuinStreet, Inc. for an aggregate purchase price of $18 million in cash, subject to a working capital purchase price adjustment.

Overview

We are a leading global provider of original information, job boards and events for information technology, or IT, business and creative professionals.

WebMediaBrands currently includes three distinct online networks: internet.com for IT and business professionals and for developers; Mediabistro.com for media professionals; and Graphics.com for design and creative professionals. The networks include more than 150 Web sites and 150 e-mail newsletters that are viewed by over 20 million users monthly. WebMediaBrands also includes specialized career Web sites for select professional communities, which can be found on Mediabistro.com and JustTechJobs.com. In addition, WebMediaBrands includes Mediabistro events, which produce offline conferences and trade shows focused on IT, media and business-specific topics.

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

Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our business. Our results will also be impacted by the number and size of events we hold in each quarter. In addition, there might be fluctuations as events held in one period in the current year might be held in a different period in future years.

The principal costs of our business relate to payroll for our editorial, technology, operations and sales personnel; technology related costs; facilities and equipment; paper and printing costs; and venue, speaker and advertising expenses for training and events.

Results of Operations

Revenues

Revenues were $8.9 million for the three months ended June 30, 2008 and $5.8 million for the three months ended June 30, 2009, representing a decrease of 35%. Revenues were $17.3 million for the six months ended June 30, 2008 and $11.6 million for the six months ended June 30, 2009, representing a decrease of 33%. These changes were primarily due to a decline in advertising spending by technology companies and a decline in online job posting revenue, which were both primarily due to the downturn in the U.S. economy.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Advertising	$6,559	$4,532	$12,609	$8,848
Online job postings	1,123	465	2,418	983
Other	1,228	832	2,287	1,772
	$8,910	$5,829	$17,314	$11,603

The following table sets forth a quarter-by-quarter comparison of the number of our online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2008	217	$26
June 30, 2008	210	28
September 30, 2008	207	24
December 31, 2008	187	29
March 31, 2009	162	25
June 30, 2009	180	25

Cost of revenues

Cost of revenues primarily consists of payroll and benefit costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $4.9 million for the three months ended June 30, 2008 and $2.8 million for the three months ended June 30, 2009, representing a decrease of 43%. This change was primarily due to a decrease in employee related costs of $1.0 million, a decrease in event related costs of $702,000 and a decrease in print magazine costs of $182,000.

Cost of revenues was $9.0 million for the six months ended June 30, 2008 and $7.4 million for the six months ended June 30, 2009, representing a decrease of 18%. This change was primarily due to a decrease in employee related costs of $545,000, a decrease in event related costs of $483,000, a decrease in print magazine costs of $148,000 and a decrease in freelance costs of $121,000.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $2.3 million for the three months ended June 30, 2008 and $1.5 million for the three months ended June 30, 2009, representing a decrease of 35%. This change was primarily due to a decrease in employee related costs of $463,000 and event advertising costs of $225,000.

Advertising, promotion and selling expenses were $4.2 million for the six months ended June 30, 2008 and $3.4 million for the six months ended June 30, 2009, representing a decrease of 19%. This change was primarily due to a decrease in employee related costs of $527,000 and event advertising costs of $127,000.

General and administrative

General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $6.1 million for the three months ended June, 30, 2008 and $2.3 million for the three months ended June 30, 2009, representing a decrease of 61%. This change was primarily due to a decrease in stock-based compensation of $1.9 million, a decrease in employee related costs of $1.1 million and a decrease in professional fees of $608,000.

General and administrative expenses were $11.8 million for the six months ended June 30, 2008 and $7.9 million for the six months ended June 30, 2009, representing a decrease of 33%. This change was primarily due to a decrease in employee related costs of $1.7 million, a decrease in professional fees of $1.5 million and a decrease in stock-based compensation of $552,000.

Depreciation and amortization

Depreciation expense was $230,000 for the three months ended June 30, 2008 and $274,000 for the three months ended June 30, 2009, representing an increase of 19%. Depreciation expense was $462,000 for the six months ended June 30, 2008 and $548,000 for the six months ended June 30, 2009, representing an increase of 19%. These increases are due primarily to leasehold improvements made to our New York facility during the second quarter of 2008.

Amortization expense was $829,000 for the three months ended June 30, 2008 and $205,000 for the three months ended June 30, 2009, representing a decrease of 75%. Amortization expense was $1.6 million for the six months ended June 30, 2008 and $484,000 for the six months ended June 30, 2009, representing a decrease of 70%. These decreases are due primarily to the write-off of certain intangible assets during the fourth quarter of 2008.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

Because of declining real estate markets, during the first quarter of 2009, we listed the building and land of our Peoria, Illinois facility for sale at an amount that was less then the carrying value. As a result, we recorded an impairment charge of $662,000 during the six months ended  June 30, 2009.

Restructuring charge

During the three and six months ended June 30, 2009, we recorded expense of $308,000 and $875,000 respectively, related to the termination of certain employees and the termination of our Darien, Connecticut office lease.

Other income (loss), net

Other income of $67,000 during the three months ended June 30, 2009 relates primarily to rent received from Getty Images (US), Inc. in conjunction with their lease of our Peoria facility.

Other income of $131,000 during the six months ended June 30, 2009 relates primarily to rent received from Getty Images (US), Inc. and net foreign currency transaction gains.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2008 vs. 2009		Six Months Ended June 30,		2008 vs. 2009
	2008	2009	$	%	2008	2009	$	%
Interest income	$1	$157	$156	15,600%	$6	$158	$152	2,533%
Interest expense	(1,847)	(185)	1,662	90	(3,573)	(1,492)	2,081	58

Interest expense relates primarily to costs associated with our senior credit facility. See Liquidity and Capital Resources below for a description of the facility.

Gain (loss) on fair value of interest rate swap

Due to the termination of our credit agreement with KeyBank as described in Liquidity and Capital Resources below, the derivative interest rate swap no longer meets the criteria for hedge accounting under SFAS No. 133 and therefore, during the three months ended June 30, 2009, the Company recorded a gain of $438,000 on the fair value of interest rate swap in the consolidated statements of operations. During the six months ended June 30, 2009, the Company recorded a charge of $6.7 million as loss on fair value of interest rate swap.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $325,000 and $33,000 during the three months and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2008, the income tax provision consisted primarily of a provision for federal income taxes offset by a benefit for state and foreign income taxes. The income tax provision for federal income taxes is primarily due to certain FASB Interpretation No. 48 liabilities. The income tax benefit for state and foreign taxes is primarily due to the losses incurred during the three and six months ended June 30, 2008.

We recorded a provision for income taxes of $66,000 and a benefit for income taxes of $2.6 million during the three and six months ended June 30, 2009. The income tax provision for the three months ended June 30, 2009 is primarily due to additional tax amortization on indefinite lived assets. During the six months ended June 30, 2009, the tax benefit for income taxes consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income (loss) to loss from continuing operations. The income tax benefit was partially offset by a provision for income taxes of $330,000 for the six months ended June 30, 2009, which was primarily created by additional tax amortization on indefinite lived assets.

Based on current projections, management believes that it is more likely than not that we will have insufficient taxable income to allow recognition of our deferred tax assets. Accordingly, we have established a valuation allowance against deferred tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, we will incur an additional tax provision as the assets are amortized.

Getty Images has until October 15, 2009 to notify us if it intends to make a 338(h)(10) election and treat the acquisition of Jupiterimages as an asset purchase. For the three months and six months ended June 30, 2009, we have reported the sale of our images business as a stock sale for tax purposes, resulting in the current estimated taxable loss. To the extent the loss is deductible, we will establish a full valuation allowance against the deferred tax asset. Accordingly, there is no income tax benefit or provision reported as part of the gain on sale of discontinued operations.

Noncontrolling interest

Noncontrolling interest represents the minority stockholder’s proportionate share of profits or losses of our majority-owned Japanese subsidiary. Subsequent to March 31, 2009, we no longer had any noncontrolling interests.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2008 vs. 2009
	2008	2009	$	%
Operating cash flows	$9,719	$(6,324)	$(16,043)	(165	) %
Investing cash flows	(6,816)	89,089	95,905	1,407
Financing cash flows	(4,383)	(80,935)	(76,552)	(1,747)
Purchases of businesses, assets and other	(565)	(1,584)	(1,019)	(180)
Purchases of property and equipment	(1,500)	(315)	1,185	79

	As of		2008 vs. 2009
	December 31, 2008	June 30, 2009	$	%
Cash and cash equivalents	$3,755	$5,520	$1,765	47%
Accounts receivable, net	6,673	4,559	(2,114)	(32)
Long-term debt	-	7,197	7,197	100
Working capital	(88,693)	4,238	92,931	105

Since inception, we have funded operations through various means including our initial and follow-on public offerings of our common stock in June 1999, January 2000 and May 2004, the sales of our Events, Research and Online images businesses, through various credit agreements and through cash flows from operating activities. Our cash balance increased from December 31, 2008 due primarily to proceeds from the Sale of the Online images business, after repayment of debt.

Operating activities.  Cash used by operating activities decreased during the six months ended June 30, 2009 due primarily to loss from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash provided by investing activities in 2009 related primarily to the net proceeds from the Sale of the Online images business. Net cash used in investing activities in 2008 related primarily to information technology related spending.

Financing activities. Cash used in financing activities during the six months ended June 30, 2008 and 2009 related primarily to repayments under our credit facilities.

We were party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), with lenders (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provided for a $115.0 million senior credit facility. The senior credit facility was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. In connection with the Sale, as described in note 8 of the notes to unaudited consolidated financial statements, the Company terminated the Credit Agreement and applied approximately $82.0 million of the gross proceeds from the Sale to repay all outstanding indebtedness under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by KeyBank, on behalf of the Lenders, pursuant to the Credit Agreement, which has been fully cash collateralized by the Company and (b) the Swap Agreement. We made quarterly payments pursuant to the Swap Agreement, as amended, that were calculated on a net basis and based on the notional amount under the Swap Agreement (with the notional amount amortizing over time). As described in more detail in the Related Party Transaction section of this Item 2, the Swap Agreement with KeyBank was terminated on May 29, 2009. We expensed $2.1 million in unamortized debt issuance costs related to the Credit Agreement during the first quarter of 2009.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near-term acquisitions with cash, which as noted above, is primarily proceeds from the Sale.

Our existing cash balances might decline during 2009 in the event of a continued downturn in the general economy or changes in our planned cash outlay. However, after applying approximately $82.0 million of the $96.0 million in gross proceeds from the Sale to repay our outstanding debt obligations and paying Sale-related costs, we feel as though the remaining cash flow from the Sale together with our existing cash balances, proceeds from the proposed sale of our Internet.com assets, our current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the foreseeable future.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q.

Related Party Transactions

In connection with the Sale, on February 23, 2009, we entered into (a) the Swap Amendment, with respect to the Original Swap Agreement and (b) the Credit Support Agreement, dated as of February 23, 2009, with Alan M. Meckler (“Mr. Meckler”) and Ellen L. Meckler (“Mrs. Meckler”) (the “Credit Support Agreement”). In connection with the Credit Support Agreement, Mr. Meckler agreed to personally guarantee the Company’s obligations under the Swap Agreement and Mrs. Meckler agreed to grant a security interest to KeyBank in respect of certain of her assets to support Mr. Meckler’s personal guarantee to KeyBank. In exchange for Mr. Meckler’s personal guarantee to KeyBank and Mrs. Meckler’s grant of a security interest to KeyBank, the Company agreed pursuant to the Credit Support Agreement to, among other things, pay cash consideration to Mr. Meckler and Mrs. Meckler on a monthly basis. The amount of the cash consideration was equal to one-twelfth of one percent of the notional amount of the Swap Agreement, which notional amount was initially $49,250,000 but decreased by $125,000 at the beginning of each fiscal quarter commencing on March 31, 2009. In addition, in certain circumstances, Mr. Meckler might have the right to assume KeyBank’s interests in the Swap Agreement and the Swap Security Agreements and, in the event that Mr. Meckler or Mrs. Meckler was required to satisfy the Company’s obligations under the Swap Agreement, Mr. Meckler and Mrs. Meckler would have been subrogated to KeyBank’s rights against the Company under the Swap Agreement and the Swap Security Agreements. The Credit Support Agreement was approved by all of the independent members of the Company’s Board of Directors, each of whom also has no direct or indirect interest in the Credit Support Agreement (the “Disinterested Directors”), following Mr. Meckler’s disclosure to such Disinterested Directors of the terms of the Credit Support Agreement.

On May 29, 2009, WebMediaBrands paid off and terminated its Swap Agreement using the proceeds of a $7.2 million loan to the Company from Mr. Meckler (“Meckler Loan”).  The Company obtained the Meckler Loan and paid off and terminated the Swap Agreement in order to restructure and eliminate the Company’s ongoing obligations under the Swap Agreement and preserve working capital. In connection with these transactions, the Company entered into various security agreements to secure the Meckler Loan, as described in more detail below, and terminated various agreements securing the Swap Agreement and Swap Security Agreement.

On May 29, 2009, the Company (1) entered into a promissory note jointly and severally payable by the Company and Mediabistro, to Mr. Meckler (the “Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, Mediabistro (1) entered into a Security Agreement with Mr. Meckler pursuant to which Mediabistro granted to Mr. Meckler a security interest in Mediabistro’s assets (the “Mediabistro Security Agreement”), (2) entered into an Intellectual Property Security Agreement with Mr. Meckler pursuant to which Mediabistro granted to Mr. Meckler a security interest in Mediabistro’s intellectual property (the “Mediabistro IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Mediabistro Control Agreement” and, together with the Mediabistro Security Agreement and the Mediabistro IP Security Agreement, the “Mediabistro Documents”).

To fund the Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Ellen L. Meckler (“Mrs. Meckler”) (the “BOA Loan”). Pursuant to a Collateral Assignment of Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the Note to BOA as additional collateral for the BOA Loan. Payment terms of the Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at June 30, 2009.

The Company Loan Documents and Mediabistro Documents contain customary terms for a loan transaction of this type. If an Event of Default (as defined in the Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the Meckler Loan immediately due and payable. The Meckler Loan also will become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the Note) of Mediabistro or the Company. The Note must be repaid in full if Mr. Meckler is required to repay the BOA Loan whether due to an Event of Default of the Company or Mediabistro or otherwise.

The Company Loan Documents were approved by all of the independent members of the Company’s Board of Directors, each of whom also has no direct or indirect interest in the Company Loan Documents or Mediabistro Documents, following Mr. Meckler’s disclosure to such Disinterested Directors of the terms of the Company Loan Documents and Mediabistro Documents.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is also the Company’s Principal Financial Officer and Chief Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009 due to a material weakness in the accounting for income taxes as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps discussed below, there were no changes to the Company’s internal control over financial reporting during the three and six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Over the past few years the Company has outsourced preparation of the calculation of its quarterly and annual tax provisions, including tax calculations related to purchase accounting and its tax compliance to an external expert. In order to remediate the previously identified material weakness related to accounting for income taxes, early in 2008, the Company hired an internal Tax Director, who has experience in accounting for income taxes, and hired additional personnel trained and experienced in income tax accounting. Management recognized that a tax department, staffed with the appropriate tax accounting expertise, is important for the Company to maintain effective internal controls.

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

However, due to the Sale of its Online images business, the Company believes the complexities that gave rise to this material weakness may be substantially reduced.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and will, over time, address the related material weakness that we identified as of December 31, 2007 and 2008. However, due to the recent Sale of our Online images business and the fact that many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management is able to conclude that the material weakness has been remediated.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, subject to the additional risks posed by announcement of the proposed sale of our Internet.com business, including risks we will not close the sale timely or at all, and risks to our business pending closing.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

WebMediaBrands held its annual meeting of stockholders on June 3, 2009.

The following nominees were elected as directors, each to hold office until successor is elected and qualified, by the vote set for the below:

NOMINEE	FOR	AGAINST
Alan M. Meckler	27,124,863	4,698,675
Michael J. Davies	26,597,446	5,226,092
Gilbert F. Bach	26,594,224	5,229,314
William A. Shutzer	26,597,446	5,226,092
John R. Patrick	26,594,824	5,228,714

The proposal to approve the appointment of Grant Thornton LLP, independent registered public accounting firm, to act as independent auditors for Jupitermedia Corporation for the fiscal year ending December 31, 2009 was approved by the vote set forth below:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
31,517,139	172,358	134,041

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2009	WebMediaBrands Inc.

/s/ Alan M. Meckler
Alan M. Meckler
Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)