Form 10-Q
period 2009-09-30
WEBMEDIA BRANDS INC.
filed 2009-11-13
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-26393

WebMediaBrands Inc.
(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

(203) 662-2800
(Registrant’s telephone number, including area code)

23 Old Kings Highway South
Darien, CT  06820
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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 10, 2009 was 36,921,737.

 WebMediaBrands Inc.

WebMediaBrands Inc.
Consolidated Condensed Balance Sheets
December 31, 2008 and September 30, 2009
(in thousands, except share and per share amounts)

	December 31, 2008	September 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,755	$4,134
Accounts receivable, net of allowances of $438 and $167, respectively	6,673	3,229
Prepaid expenses and other current assets	4,040	2,219
Deferred income taxes	53	—
Assets of discontinued operations	14,138	—

Total current assets	28,659	9,582

Property and equipment, net of accumulated depreciation of $9,947 and $9,814, respectively	2,424	2,114
Intangible assets, net	3,060	2,362
Goodwill	26,062	27,378
Investments and other assets	2,564	1,137
Assets held for sale and of discontinued operations	101,324	3,200

Total assets	$164,093	$45,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,074	$716
Accrued payroll and related expenses	1,557	1,533
Accrued expenses and other current liabilities	5,224	1,893
Current portion of long-term debt	81,213	—
Deferred revenues	2,347	2,127
Liabilities of discontinued operations	25,937	—

Total current liabilities	117,352	6,269

Loan from related party	—	7,197
Deferred revenues	108	100
Deferred income taxes	1,266	1,530
Fair value of interest rate swap	7,559	—
Other long-term liabilities	205	158
Liabilities of discontinued operations	2,727	—

Total liabilities	129,217	15,254

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 36,032,152 and 36,976,237 shares issued, respectively	360	370
Additional paid-in capital	273,324	279,233
Accumulated deficit	(234,479)	(249,006)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income (loss)	(4,223)	28

Total stockholders’ equity	34,876	30,519

Total liabilities and stockholders’ equity	$164,093	$45,773

See notes to unaudited consolidated condensed financial statements.

 WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2009
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues	$7,575	$4,540	$24,889	$16,143

Cost of revenues (exclusive of items shown separately below)	4,265	2,899	13,308	10,313
Advertising, promotion and selling	2,005	1,406	6,198	4,795
General and administrative	4,488	2,319	16,251	10,211
Depreciation	299	276	761	824
Amortization	811	216	2,432	700
Impairment	—	—	—	662
Restructuring charge	—	—	—	875

Total operating expenses	11,868	7,116	38,950	28,380

Operating loss from continuing operations	(4,293)	(2,576)	(14,061)	(12,237)
Other income (loss), net	(6)	48	(11)	179
Interest income	6	3	12	161
Interest expense	(1,625)	(182)	(5,198)	(1,674)
Loss on extinguishment of debt	—	—	—	(2,119)
Loss on fair value of interest rate swap	—	—	—	(6,732)

Loss from continuing operations before income taxes and noncontrolling interest	(5,918)	(2,707)	(19,258)	(22,422)
Provision (benefit) for income taxes	15,908	975	15,941	(1,605)
Noncontrolling interest	(19)	—	(25)	11
Loss from continuing operations	(21,845)	(3,682)	(35,224)	(20,806)
Income (loss) from discontinued operations	(38,641)	—	(30,914)	208
Gain (loss) on sale of discontinued operations	—	(40)	—	7,019
Provision for income taxes from discontinued operations	2,136	923	880	948

Net loss	$(62,622)	$(4,645)	$(67,018)	$(14,527)

Income (loss) per share:
Basic
Loss from continuing operations	$(0.61)	$(0.10)	$(0.98)	$(0.57)
Income (loss) from discontinued operations	(1.13)	(0.03)	(0.88)	0.17

Net loss	$(1.74)	$(0.13)	$(1.86)	$(0.40)

Diluted
Loss from continuing operations	$(0.61)	$(0.10)	$(0.98)	$(0.57)
Income (loss) from discontinued operations	(1.13)	(0.03)	(0.88)	0.17

Net loss	$(1.74)	$(0.13)	$(1.86)	$(0.40)

Shares used in computing income (loss) per share:
Basic	35,967	36,813	35,967	36,377

Diluted	35,967	36,813	35,967	36,377

See notes to unaudited consolidated condensed financial statements.

 WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2009
(in thousands)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(67,018)	$(14,527)
Less: Loss from discontinued operations, net of tax	(31,794)	(740)
Less: Gain on sale of discontinued operations	—	7,019
Loss from continuing operations	(35,224)	(20,806)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on fair value of swap	—	6,732
Depreciation and amortization	3,193	1,524
Impairment	—	662
Stock-based compensation	3,972	2,447
Provision for losses on accounts receivable	99	48
Noncontrolling interest	25	(11)
Other income, net	—	(150)
Amortization of debt issuance costs	223	11
Loss on extinguishment of debt	—	2,119
Deferred income taxes	15,193	(2,561)
Excess tax benefit from stock-based compensation	—	(3,226)
Changes in operating assets and liabilities (net of businesses acquired/disposed):
Accounts receivable, net	870	3,220
Prepaid expenses and other assets	1,452	4,520
Accounts payable and accrued expenses and other liabilities	(1,231)	(2,734)
Deferred revenues	117	(228)
Discontinued operations	23,529	(2,282)
Net cash provided by (used in) operating activities	12,218	(10,715)
Cash flows from investing activities:
Purchases of property and equipment	(1,973)	(539)
Purchases of businesses, assets and other	(854)	(1,630)
Proceeds from sale of assets and other	295	—
Proceeds from sale of discontinued operations	—	91,205
Discontinued operations	(7,569)	(217)
Net cash provided by (used in) investing activities	(10,101)	88,819
Cash flows from financing activities:
Debt issuance costs	(15)	(384)
Borrowings under long-term obligations	1,600	—
Borrowings from related party	—	7,197
Settlement of interest rate swap	—	(6,732)
Repayment of borrowings under credit facilities	(6,615)	(81,213)
Proceeds from exercise of stock options	7	246
Excess tax benefit from stock-based compensation	—	3,226
Net cash used in financing activities	(5,023)	(77,660)
Effects of exchange rates on cash and cash equivalents	29	(65)
Net change in cash and cash equivalents	(2,877)	379
Cash and cash equivalents, beginning of period	7,301	3,755
Cash and cash equivalents, end of period	$4,424	$4,134
Supplemental disclosures of cash flow:
Cash refund of income taxes, net	$1,204	$1,320
Cash paid for interest	$5,062	$1,660
Non-cash investing activities:
Acquisitions of long-lived assets	$219	$23

See notes to unaudited consolidated condensed financial statements.

 WebMediaBrands Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2009

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is a global provider of original information, job boards and events for information technology (“IT”), business and creative professionals. WebMediaBrands currently includes three distinct online networks: internet.com for IT and business professionals and for developers; Mediabistro.com for media professionals; and Graphics.com for design and creative professionals. WebMediaBrands also includes specialized career Web sites for select professional communities, which can be found on Mediabistro.com and JustTechJobs.com. In addition, WebMediaBrands includes Mediabistro events, which produce offline conferences and trade shows focused on IT, media and business-specific topics. On August 7, 2009, the Company agreed to sell the assets related to its Internet.com business to QuinStreet, Inc. as described in note 7.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future interim period. Reclassifications have been made to prior period amounts to conform to current year presentation. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements. See note 8 for additional disclosure on presentation of discontinued operations.

The consolidated condensed financial statements include the accounts of WebMediaBrands and its majority-owned and wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted the accounting pronouncement relating to business combinations. The pronouncement establishes revised principles and requirements for how the Company will recognize and measure assets acquired and liabilities assumed in a business combination. The pronouncement is effective for business combinations completed by the Company on or after January 1, 2009.

On January 1, 2009, the Company adopted the accounting pronouncement regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This pronouncement also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2009, the Company adopted the accounting pronouncement relating to noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial statements at January 1, 2009.

On January 1, 2009, the Company adopted the accounting pronouncement relating to disclosures about derivative instruments and hedging activities, which requires additional disclosures that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial statements.

On June 30, 2009, the Company adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The disclosure requirements are required to be included in the Company’s consolidated financial statements beginning with the quarter ended June 30, 2009 and have not had an impact on the Company’s financial statements.

On June 30, 2009, the Company adopted the accounting pronouncement regarding the general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. This pronouncement was effective prospectively for interim and annual reporting periods ending after June 15, 2009. WebMediaBrands adopted this pronouncement in the second quarter of 2009 and evaluated subsequent events after the balance sheet date through November 13, 2009.

In June 2009, the Financial Accounting Standards Board (the "FASB")  issued the Accounting Standards Codification (the "ASC"). The ASC will be the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-government entities. It also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon the Company's adoption of the ASC on September 30, 2009, there was no material impact to its consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement relating to transfers and servicing of assets and liabilities and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. The pronouncement is effective for fiscal years beginning after November 15, 2009. WebMediaBrands is currently evaluating the impact that the adoption of the pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement relating to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The pronouncement is effective for the Company beginning January 1, 2010. WebMediaBrands is currently reviewing the effect of the pronouncement, but does not expect that the adoption of the pronouncement will have an effect on its consolidated financial statements.

        In June 2009, the FASB issued amendments to the accounting pronouncement for variable interest entities (“VIEs”) and for transfers of financial assets. The amendments require an enterprise to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The amendment will be effective for the Company on January 1, 2010. The adoption of these amendments is not expected to have a material impact on the Company’s financial statements.

        In August 2009, the FASB issued an accounting pronouncement that provides guidance on the measurement of liabilities at fair value. The guidance provides clarification for circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair value principles. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

      In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

4. SEGMENT INFORMATION

Segment information is presented in accordance with the accounting pronouncement related to segment reporting. This pronouncement is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.

As a result of the Sale described in note 8, the Company now operates in one reportable segment. This determination was made due to the quantitative thresholds under the accounting pronouncement related to segment reporting.

The Company’s remaining segment is affected by seasonality as advertisers generally place fewer advertisements during the first and third calendar quarters of each year. Operating results are also impacted by the number, size and timing of events held throughout the year.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION

Total stock-based compensation during the three months ended September 30, 2008 and 2009 was $856,000 and $21,000, respectively, and $4.0 million and $2.4 million during the nine months ended September 30, 2008 and 2009, respectively. Stock-based compensation increased additional paid-in capital by $21,000 and $2.4 million during the three and nine months ended September 30, 2009, respectively. As a result of the sale of the Company’s Online images business on February 23, 2009, as further described in note 8, all unvested options on that date became immediately vested and all unrecognized stock-based compensation was immediately expensed. During the nine months ended September 30, 2009, $2.4 million of the stock-based compensation expense was related to the sale of the Online images business.

The fair value of each option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Nine Months Ended September 30,
	2008	2009
Risk-free interest rate	2.46%	1.55%
Expected life (in years)	2.40	3.50
Dividend yield	0%	0%
Expected volatility	65%	92%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options was calculated using the simplified method for options granted in 2008 and through the second quarter of 2009. WebMediaBrands previously had issued options with a life of ten years. Beginning in 2007, options were issued with a five-year life. Due to the change, WebMediaBrands did not have historical exercise data to provide a reasonable basis upon which to estimate the expected term. As a result, the Company has applied the simplified method, which entails averaging the life of the option with the vesting period. Beginning in the third quarter of 2009, WebMediaBrands began using historical data to estimate the expected term as this information is now available.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2008 and 2009 was $0.65 and $0.27, respectively.

The following table summarizes option activity during the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	6,848,500	$2.60
Granted	1,246,300	$.45
Exercised	(944,085)	$.26
Forfeited, expired or cancelled	(1,278,736)	$5.01

Outstanding at September 30, 2009	5,871,979	$2.00	2.77	$1,381

Vested and expected to vest at September 30, 2009	5,759,253	$2.03	2.74	$1,350

Exercisable at September 30, 2009	4,774,379	$2.35	2.39	$1,083

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.72 as of September 30, 2009.

During the three months ended September 30, 2008 and 2009, the total intrinsic value of stock options exercised was $0 and $68,000, respectively. During the nine months ended September 30, 2008 and 2009, the total intrinsic value of options exercised was $2,000 and $310,000, respectively.

As of September 30, 2009, there was $247,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 17 months.

Cash provided by operating activities decreased and cash provided by financing activities increased by $3.2 million related to excess tax benefits from stock-based payment arrangements for the nine months ended September 30, 2009.

6. COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted loss per share for the three and nine months ended September 30, 2008 and 2009 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Loss from continuing operations	$(21,845)	$(3,682)	$(35,224)	$(20,806)
Income (loss) from discontinued operations	(38,641)	—	(30,914)	208
Gain (loss) on sale of discontinued operations	—	(40)	—	7,019
Provision for income taxes from discontinued operations	2,136	923	880	948

Net loss	$(62,622)	$(4,645)	$(67,018)	$(14,527)

Basic weighted average number of common shares outstanding	35,967	36,813	35,967	36,377
Effect of dilutive stock options	—	—	—	—

Total basic weighted average number of common shares and dilutive stock options	35,967	36,813	35,967	36,377

Income (loss) per share:
Basic
Loss from continuing operations	$(0.61)	$(0.10)	$(0.98)	$(0.57)
Income (loss) from discontinued operations	(1.13)	(0.03)	(0.88)	0.17

Net loss	$(1.74)	$(0.13)	$(1.86)	$(0.40)

Diluted
Loss from continuing operations	$(0.61)	$(0.10)	$(0.98)	$(0.57)
Income (loss) from discontinued operations	(1.13)	(0.03)	(0.88)	0.17

Net loss	$(1.74)	$(0.13)	$(1.86)	$(0.40)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three and Nine Months Ended September 30,
	2008	2009
Number of anti-dilutive stock options	6,169	5,872
Weighted average exercise price	$3.76	$2.00

7. ACQUISITION AND DISPOSITION

On April 29, 2009 WebMediaBrands acquired the assets of Brandsoftheworld.com for $1.5 million in cash. Brandsoftheworld.com is a user generated content site where readers view and download more than 160,000 vector format brands and logos. The acquisition of Brandsoftheworld.com complements WebMediaBrands’s existing online properties. The total purchase price has been allocated to the assets based on estimates of their respective fair values.

The following table summarizes the preliminary purchase price allocation of the acquisition of Brandsoftheworld.com (in thousands):

Web site development costs	$30
Domain names	49
Non-compete agreement	8
Customer relationships	145
Goodwill	1,308

Total assets acquired	$1,540

The intangible assets subject to amortization are being amortized on a straight-line basis over three years. The goodwill associated with the acquisition of Brandsoftheworld.com is deductible for tax purposes.

The acquisition of Brandsoftheworld.com is not material to WebMediaBrands as a whole and therefore, pro forma financial information is not presented.

On August 7, 2009, WebMediaBrands entered into an asset purchase agreement to sell the assets related to its Internet.com business (the “Business Assets”) to QuinStreet Inc., a California corporation, for an aggregate purchase price of $18.0 million in cash, subject to a working capital purchase price adjustment.

The asset purchase agreement provides that, upon its terms and subject to its conditions, QuinStreet will purchase from WebMediaBrands, and WebMediaBrands will transfer, assign, convey and deliver to QuinStreet, the Business Assets, and QuinStreet will assume specified related liabilities. The transaction is not subject to a financing condition.  The consummation of the transaction is subject to approval by WebMediaBrands’s stockholders and other customary closing conditions. As such, the Business Assets and operations of Internet.com are classified within continuing operations for the periods presented. For more detail and a copy of the asset purchase agreement, see the Company's Current Report on Form 8-K dated August 11, 2009 and definitive proxy solicitation materials dated November 2, 2009.

 8. ASSETS HELD FOR SALE AND OF DISCONTINUED OPERATIONS

On February 23, 2009, the Company announced the closing of the previously announced sale of its Online images business, or Jupiterimages, to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a stock purchase agreement dated October 22, 2008 by and between the Company and Getty Images (the “Agreement”) for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). Any claims by Getty Images on the working capital adjustment could have a material effect on the Company. The carrying value of the net assets of the Online images business at the time of the Sale was $82.0 million and the sale of the Online images business resulted in a gain of $7.1 million. As a result of the Sale, WebMediaBrands is accounting for the operations of its Online images business as a discontinued operation and its continuing operations is comprised solely of its Online media business in accordance with the accounting pronouncement related to the accounting for the impairment or disposal of long-lived assets. Company revenues from the discontinued Online images business for the three months and nine months ended September 30, 2008 were $23.5 million and $75.7 million, respectively. Company revenues from the discontinued Online images business for the nine months ended September 30, 2009 were $11.9 million.  Loss from discontinued operations for the nine months ended September 30, 2009 of $740,000 was net of income taxes of $948,000. The provision for income taxes from discontinued operations was primarily due to the reversal of the income tax benefit previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 net operating losses to 2006.  The income tax provision was partially offset by the reversal of the interest related to uncertain tax positions and other adjustments recognized on the 2006 amended federal income tax return.  See note 11 for further discussion of these amended returns. Prior year financial results have been presented to reflect WebMediaBrand’s Online images segment as a discontinued operation.

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

Assets held for sale include the carrying value of the Company’s building and land in Peoria, Illinois. The carrying value of this property was $3.7 million and $3.2 million as of December 31, 2008 and September 30, 2009, respectively. Because of declining real estate markets, during the first quarter of 2009, the Company listed the facility for sale at an amount that was less then the carrying value.  As a result, the Company recorded an impairment charge of $662,000 during the first quarter of 2009.

9. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2008
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$3,093	$(2,812)	$281
Web site development costs	2,658	(2,172)	486
Trademarks	4,839	(4,033)	806

Total	$10,590	$(9,017)	$1,573

	September 30, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$1,242	$(975)	$267
Non-compete agreements	8	(1)	7
Web site development costs	2,217	(1,995)	222
Trademarks	3,911	(3,591)	320

Total	$7,378	$(6,562)	$816

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

Amortization expense related to intangible assets subject to amortization was $811,000 and $2.4 million for the three and nine months ended September 30, 2008, respectively, and $216,000 and $700,000 for the three and nine months ended September 30, 2009, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2009, is expected to be as follows (in thousands):

Year Ending December 31,
2009	$191
2010	379
2011	167
2012	79
2013	—
$816

Unamortized Intangible Assets

	December 31, 2008	September 30, 2009
Domain names	$1,487	$1,546

Goodwill

WebMediaBrands conducts its annual impairment review in the fourth quarter of each fiscal year. Due to the continued downturn in the U.S economy and the impact that the economy has had on the Company’s projections, WebMediaBrands anticipates that these events will result in an impairment charge during the fourth quarter of 2009.  WebMediaBrands will complete its valuation of impairment under the accounting pronouncement related to the impairment of goodwill and other long-lived assets during the fourth quarter of 2009.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (in thousands):

Balance as of December 31, 2008	$26,062
Goodwill acquired during the year	1,308
Purchase price adjustments	8
Balance as of September 30, 2009	$27,378

10. DEBT AND DERIVATIVE INSTRUMENT

WebMediaBrands was party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), with lenders (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provided for a $115.0 million senior credit facility. The senior credit facility was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. In connection with the Sale described in note 8, the Company terminated the Credit Agreement with KeyBank and applied approximately $82.0 million of the gross proceeds from the Sale to repay all outstanding indebtedness under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by KeyBank, on behalf of the Lenders, pursuant to the Credit Agreement, which has been fully cash collateralized by the Company and (b) the Swap Agreement described in more detail below. WebMediaBrands expensed $2.1 million in unamortized debt issuance costs related to the Credit Agreement during the first quarter of 2009.

Pursuant to the Credit Agreement, WebMediaBrands also entered into a derivative interest rate swap that was to mature in July 2013, which had been designated as a cash flow hedge. The objective of the hedge was to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. Under this agreement, WebMediaBrands received a floating rate based on the LIBOR interest rate, and paid a fixed rate of 5.58% on the notional amount. Due to the termination of the Credit Agreement, the derivative interest rate swap no longer met the criteria of hedge accounting under the accounting pronouncement related to derivative instruments and hedging activities. As a result, during the nine months ended September 30, 2009, the Company recorded a charge of $6.7 million as loss on fair value of interest rate swap in the consolidated statement of operations. As described in more detail below, the Swap Agreement was terminated on May 29, 2009.

As required by the accounting pronouncement related to derivative instruments and hedging activities, all derivative instruments are recorded in the consolidated balance sheet at fair value as derivative assets or derivative liabilities. Subject to specific qualifying conditions in the accounting pronouncement related to derivative instruments and hedging activities, a derivative instrument may be designated either as a hedge of the fair value of an asset or liability (fair value hedge), or as a hedge of the variability of cash flows of an asset or liability or forecasted transaction (cash flow hedge). Gains and losses on derivative instruments designated as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of stockholders’ equity, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in accumulated other comprehensive income is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings. The net interest paid or received on interest rate swaps is recognized as interest expense. Gains resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

WebMediaBrands determined the initial fair value of the derivative interest rate swap using inputs that were available in the public swap markets for similarly termed instruments and then made adjustments for the terms specific to its instrument. WebMediaBrands continued to value this security based on quotes from its counterparties. Because the inputs used to value the derivative interest rate swap were observable, WebMediaBrands classified them as level 2 inputs in accordance with the accounting pronouncement related to fair value measurements and disclosures.

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

Since the Guarantee was tied to the interest rate swap described above, it represented a derivative instrument under the accounting pronouncement related to derivative instruments and hedging activities, which did not meet the criteria for hedge accounting. As a result, the changes in the fair value of the Guarantee were recorded against the loss on the fair value of the interest rate swap in the consolidated statements of operations. The fair value of the Guarantee was $0 at inception and at the date of termination. The fair value was determined based on the difference between quotes from other counterparties and the fee payable under the Guarantee. Because the inputs used to value the Guarantee were observable, WebMediaBrands had classified them as level 2 inputs in accordance with the accounting pronouncement related to fair value measurements and disclosures.

On May 29, 2009, WebMediaBrands paid off and terminated its Swap Agreement using the proceeds of a $7.2 million loan to the Company from Mr. Meckler (the “Meckler Loan”). The Company obtained the Meckler Loan and paid off and terminated the Swap Agreement in order to restructure and eliminate the Company’s ongoing obligations under the Swap Agreement and preserve working capital. In connection with these transactions, the Company entered into various security agreements to secure the Meckler Loan, as described in more detail below, and terminated various agreements securing the Swap Agreement, and Swap Security Agreement.

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

To fund the Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Mrs. Meckler (the “BOA Loan”). Pursuant to a Collateral Assignment of the Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the Note to BOA as additional collateral for the BOA Loan. Payment terms of the Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at September 30, 2009.  Interest expense on the Note was $205,000 and $444,000 during the three and nine months ended September 30, 2009, respectively.

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

11. INCOME TAXES

The Company recorded a provision for income taxes of $15.9 million during the three and nine months ended September 30, 2008, respectively. The income tax provision is primarily related to the establishment of a valuation allowance on certain deferred tax assets that were recorded as of December 31, 2007. The income tax provision is also impacted by income taxes accrued in foreign jurisdictions where we have income, partially offset by an income tax benefit related to losses incurred for United States federal income tax purposes that can be carried back.

The Company recorded a provision for income taxes of $975,000 and a benefit for income taxes of $1.6 million during the three and nine months ended September 30, 2009, respectively. The income tax provision for the three months ended September 30, 2009 is primarily due to the reversal of the income tax benefit previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 and 2008 net operating losses to 2006. The 2006 federal income tax return was amended during the third quarter of 2009 in order to include stock option expense and other adjustments that were not included in the original 2006 return. Along with the amendment of its 2006 federal income tax return, the Company previously amended its 2004 and 2005 federal income tax returns for additional stock option deductions.  Those deductions resulted in an benefit of $3.2 million to additional paid-in capital during the third quarter of 2009. During the nine months ended September 30, 2009, the tax benefit for income taxes consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income (loss) to loss from continuing operations. The income tax benefit was partially offset by a provision for income taxes of $1.3 million for the nine months ended September 30, 2009, which was primarily due to the reversal of the income tax benefit mentioned above, the reversal of a portion of the reserve for uncertain tax positions and additional tax amortization on indefinite lived assets.

WebMedia Brands's unrecognized tax benefits were decreased by $1.1 million during the three and nine months ended September 30, 2009.  The decrease was due primarily to the amendment of WebMediaBrands's 2005 and 2006 federal income tax returns that resulted in an increase in taxable income for items that were previously classified as uncertain tax positions. The increase in taxable income was offset by the additional stock option deductions mentioned above. The Company also reversed a liability of $239,000 related to interest expense that was previously accrued on the $1.1 million of unrecognized tax benefits mentioned above.

As of September 30, 2009, the total amount of unrecognized tax benefits was $300,000, of which $200,000 would affect the effective tax rate, if recognized, as of September 30, 2009.

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

Getty Images has not requested a 338(h)(10) election to treat the acquisition of Jupiterimages as an asset purchase. For the three and nine months ended September 30, 2009, the Sale has been reported as a stock sale for tax purposes resulting in a taxable loss on the Sale of the shares of Jupiterimages. To the extent the taxable loss is deductible, a full valuation allowance will be established against the deferred tax asset. Accordingly, there is no income tax benefit or provision reported as part of the gain on sale of discontinued operations.

12. COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of WebMediaBrands.

13. COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net loss	$(62,622)	$(4,645)	$(67,018)	$(14,527)
Foreign currency translation adjustment	(3,376)	(2)	(2,828)	(1,560)
Reclassification adjustment for loss included in net income related to foreign currency	—	—	—	1,163
Change in fair value of interest rate swap, net of income taxes	(164)	—	34	320
Reclassification adjustment for loss included in net income related to the interest rate swap	—	—	—	4,328
			(	(8,
Total comprehensive loss	$(66,162)	$(4,647)	$(69,812)	$(10,276)

14. WORKFORCE REDUCTION PLAN

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, WebMediaBrands executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced the Company’s workforce by approximately 70 full-time employees.  During the first quarter of 2009, WebMediaBrands recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as restructuring charge in the consolidated statements of operations.  As of September 30, 2009, all severance related to the workforce reduction plan had been paid.

15.  LEASE TERMINATION

WebMediaBrands entered into a lease termination agreement for its facility in Darien, Connecticut. The Company remained in the Darien, Connecticut facility through September 30, 2009. Pursuant to the lease termination, WebMediaBrands recognized expense of $150,000 for the lease termination and $158,000 for the forfeiture of the related security deposit and recorded the expense as a restructuring charge in the consolidated statement of operations during the second quarter of 2009.  All liabilities related to the lease termination had been paid as of September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes, that appear elsewhere in this filing. Statements in this Form 10-Q, that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: the successful completion of the sale of the internet.com business to QuinStreet, Inc.; general economic conditions; the competitive environment in which WebMediaBrands competes; the unpredictability of WebMediaBrands’s future revenues, expenses, cash flows and stock price; WebMediaBrands’s ability to integrate acquired businesses, products and personnel into its existing businesses; WebMediaBrands’s dependence on a limited number of advertisers; and WebMediaBrands’s ability to protect its intellectual property. For a more detailed discussion of such risks and uncertainties, refer to WebMediaBrands’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Recent Developments

On February 23, 2009, we announced the closing of the previously announced sale of our Online images business, or Jupiterimages, to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a stock purchase agreement dated October 22, 2008 for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Sale”). Any claims by Getty Images on the working capital adjustment could have a material effect on us.  As a result of the Sale, we are accounting for the operations of our Online images business as a discontinued operation and our continuing operations is comprised solely of our Online media business.

On April 29, 2009, we acquired the assets of Brandsoftheworld.com for $1.5 million in cash. Brandsoftheworld.com is a user generated content site where readers view and download more than 160,000 vector format brands and logos. The site has approximately 2 million unique visitors and over 30 million page views a month.

On August 7, 2009, we entered into an asset purchase agreement to sell our Internet.com division to QuinStreet, Inc. for an aggregate purchase price of $18.0 million in cash, subject to a working capital purchase price adjustment. The consummation of the transaction is subject to approval by WebMediaBrands’s stockholders and other customary closing conditions. As such, the Business Assets and operations of Internet.com are classified within continuing operations for the periods presented.

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

We generate our revenues from:

●	advertising and custom publishing on our Web sites, e-mail newsletters and online discussion forums;
●	e-commerce agreements, which generally include a fixed advertising fee;
●	fees charged for online job postings;
●	attendee registration fees for our online and in-person training courses;
●	advertiser sponsorships for our Webcasts;
●	subscription sales for our paid e-mail newsletters and services;
●	attendee registration fees to our conferences and trade shows;
●	exhibition space fees and vendor sponsorships to our conferences and trade shows;
●	renting our permission based opt-in e-mail list names; and
●	licensing our editorial content, software and brands to third parties for fixed fees and royalties based on the licensee’s revenues generated by the licensed property.

Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our business. Our results will also be impacted by the number and size of events we hold in each quarter. In addition, there may be fluctuations as events held in one period in the current year may be held in a different period in future years.

The principal costs of our business relate to payroll for our editorial, technology, operations and sales personnel; technology-related costs; facilities and equipment; and venue, speaker and advertising expenses for training and events.

Results of Operations

Revenues

Revenues were $7.6 million for the three months ended September 30, 2008 and $4.5 million for the three months ended September 30, 2009, representing a decrease of 40%. Revenues were $24.9 million for the nine months ended September 30, 2008 and $16.1 million for the nine months ended September 30, 2009, representing a decrease of 35%. These changes were primarily due to a decline in advertising spending by technology companies and a decline in online job posting revenue, which were both primarily due to the continued downturn in the U.S. economy.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Advertising	$5,483	$3,244	$18,093	$12,091
Online job postings	1,055	585	3,473	1,568
Other	1,037	711	3,323	2,484
Total	$7,575	$4,540	$24,889	$16,143

The following table sets forth a quarter-by-quarter comparison of the number of our online advertisers and the average revenue derived from each advertiser (dollars in thousands):

	Number of Advertisers	Average Revenue per Advertiser
March 31, 2008	217	$26
June 30, 2008	210	28
September 30, 2008	207	24
December 31, 2008	187	29
March 31, 2009	162	25
June 30, 2009	180	25
September 30, 2009	169	19

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Web site hosting. Cost of revenues excludes depreciation and amortization.  Cost of revenues was $4.3 million for the three months ended September 30, 2008 and $2.9 million for the three months ended September 30, 2009, representing a decrease of 32%. This change was primarily due to a decrease in employee-related costs of $816,000, a decrease in print magazine costs of $199,000, a decrease in freelance costs of $106,000, and a decrease in training course costs of $104,000.

Cost of revenues was $13.3 million for the nine months ended September 30, 2008 and $10.3 million for the nine months ended September 30, 2009, representing a decrease of 23%. This change was primarily due to a decrease in employee-related costs of $1.4 million, a decrease in event-related costs of $497,000, a decrease in freelance costs of $352,000, a decrease in print magazine costs of $346,000, and a decrease in training course costs of $169,000.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of costs related to sales and marketing staff, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $2.0 million for the three months ended September 30, 2008 and $1.4 million for the three months ended September 30, 2009, representing a decrease of 30%. This change was primarily due to a decrease in employee-related costs of $380,000 and marketing costs of $94,000.

Advertising, promotion and selling expenses were $6.2 million for the nine months ended September 30, 2008 and $4.8 million for the nine months ended September 30, 2009, representing a decrease of 23%. This change was primarily due to a decrease in employee-related costs of $900,000, event advertising costs of $150,000 and marketing costs of $50,000.

General and administrative

General and administrative expenses primarily consist of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $4.5 million for the three months ended September 30, 2008 and $2.3 million for the three months ended September 30, 2009, representing a decrease of 48%. This change was primarily due to a decrease in employee-related costs of $1.1 million, a decrease in stock-based compensation of $644,000, and a decrease in professional fees of $177,000.

General and administrative expenses were $16.3 million for the nine months ended September 30, 2008 and $10.2 million for the nine months ended September 30, 2009, representing a decrease of 37%. This change was primarily due to a decrease in employee-related costs of $2.7 million, a decrease in professional fees of $1.5 million and a decrease in stock-based compensation of $1.2 million.

Depreciation and amortization

Depreciation expense was $299,000 for the three months ended September 30, 2008 and $276,000 for the three months ended September 30, 2009, representing a decrease of 8%. This decrease was due primarily to the write-off of fixed assets during the fourth quarter of 2008 and a decrease in capital expenditures. Depreciation expense was $761,000 for the nine months ended September 30, 2008 and $824,000 for the nine months ended September 30, 2009, representing an increase of 8%.  This increase was due primarily to leasehold improvements made to our New York facility during the second quarter of 2008.

Amortization expense was $811,000 for the three months ended September 30, 2008 and $216,000 for the three months ended September 30, 2009, representing a decrease of 73%. Amortization expense was $2.4 million for the nine months ended September 30, 2008 and $700,000 for the nine months ended September 30, 2009, representing a decrease of 71%. These decreases are due primarily to the write-off of intangible assets during the fourth quarter of 2008.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

Because of declining real estate markets, during the first quarter of 2009, we listed the building and land of our Peoria, Illinois facility for sale at an amount that was less then the carrying value. As a result, we recorded an impairment charge of $662,000 during the nine months ended September 30, 2009.

We conduct our annual impairment review in the fourth quarter of each fiscal year.  Due to the continued downturn in the U.S economy and the impact that the economy has had on our projections, we anticipate that these events will result in an impairment charge during the fourth quarter of 2009. We will complete our valuation of impairment under the accounting pronouncement related to the impairment of goodwill and other long-lived assets during the fourth quarter of 2009.

Restructuring charge

During the three and nine months ended September 30, 2009, we recorded expense of $0 and $875,000 respectively, related to the termination of employees and the termination of our Darien, Connecticut office lease.

Other income (loss), net

Other income of $48,000 during the three months ended September 30, 2009 relates primarily to rent received from Getty Images (US), Inc. in conjunction with their lease of our Peoria facility.

Other income of $179,000 during the nine months ended September 30, 2009 relates primarily to rent received from Getty Images (US), Inc. and net foreign currency transaction gains.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2008 vs. 2009			Nine Months Ended September 30,		2008 vs. 2009
	2008	2009	$	%		2008	2009	$	$	%
Interest income	$6	$3	$(3)	(50%	)	$12	$161	$149		1,242%
Interest expense	(1,625)	(182)	1,443	89		(5,198)	(1,674)	3,524		68

Interest expense in 2008 and through the first quarter 2009 relates primarily to costs associated with our senior credit facility. Interest expense in the second and third quarter of 2009 relates primarily to costs associated with our loan from related party. See Liquidity and Capital Resources below for a description of the facility and loan.

Loss on fair value of interest rate swap

Due to the termination of our credit agreement with KeyBank as described in Liquidity and Capital Resources below, the derivative interest rate swap no longer met the criteria for hedge accounting under the accounting pronouncement related to derivative instruments and hedging activities and therefore, during the nine months ended September 30, 2009, the Company recorded a loss of $6.7 million on the fair value of interest rate swap in the consolidated statements of operations.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $15.9 million during the three and nine months ended September 30, 2008, respectively. The income tax provision is primarily related to the establishment of a valuation allowance on certain deferred tax assets that were recorded as of December 31, 2007. The income tax provision is also impacted by income taxes accrued in foreign jurisdictions where we have income, partially offset by an income tax benefit related to losses incurred for United States federal income tax purposes that can be carried back.

We recorded a provision for income taxes of $975,000 and a benefit for income taxes of $1.6 million during the three and nine months ended September 30, 2009, respectively. The income tax provision for the three months ended September 30, 2009 is primarily due to the reversal of the income tax benefit previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 and 2008 net operating losses to 2006. The 2006 federal income tax return was amended during the third quarter of 2009 in order to include stock option expense and other adjustments that were not included in the original 2006 return. Along with the amendment of our 2006 federal income tax return, we previously amended our 2004 and 2005 federal income tax returns for additional stock option deductions.  Those deductions resulted in an benefit of $3.2 million to additional paid-in capital during the third quarter of 2009. During the nine months ended September 30, 2009, the tax benefit for income taxes consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income (loss) to loss from continuing operations. The income tax benefit was partially offset by a provision for income taxes of $1.3 million for the nine months ended September 30, 2009, which was primarily due to the reversal of the income tax benefit mentioned above, the reversal of a portion of the reserve for uncertain tax positions and additional tax amortization on indefinite lived assets.

Our unrecognized tax benefits were decreased by $1.1 million during the three and nine months ended September 30, 2009.  The decrease was due primarily to the amendment of our 2005 and 2006 federal income tax returns that resulted in an increase in taxable income for items that were previously classified as uncertain tax positions. The increase in taxable income was offset by the additional stock option deductions mentioned above. We also reversed a liability of $239,000 related to interest expense that was previously accrued on the $1.1 million of unrecognized tax benefits mentioned above.

As of September 30, 2009, the total amount of unrecognized tax benefits was $300,000, of which $200,000 would affect the effective tax rate, if recognized, as of September 30, 2009.

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

Getty Images has not requested a 338(h)(10) election to treat the acquisition of our Online images business, Jupiterimages, as an asset purchase. For the three and nine months ended September 30, 2009, the Sale has been reported as a stock sale for tax purposes resulting in a taxable loss on the Sale of the shares of Jupiterimages. To the extent the taxable loss is deductible, a full valuation allowance will be established against the deferred tax asset. Accordingly, there is no income tax benefit or provision reported as part of the gain on sale of discontinued operations.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2008 vs. 2009
	2008	2009	$	%
Operating cash flows	$12,218	$(10,715)	$(22,933)	(188% )
Investing cash flows	(10,101)	88,819	98,920	979
Financing cash flows	(5,023)	(77,660)	(72,637)	(1,446)
Purchases of businesses, assets and other	(854)	(1,630)	(776)	(91)
Purchases of property and equipment	(1,973)	(539)	1,434	73

	As of		2008 vs. 2009
	December 31, 2008	September 30, 2009	$	%
Cash and cash equivalents	$3,755	$4,134	$379	10%
Accounts receivable, net	6,673	3,229	(3,444)	(52)
Loan from related party	-	7,197	7,197	100
Working capital	(88,693)	3,313	92,006	104

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research and Online images businesses, credit agreements and cash flows from operating activities. Our cash balance increased from December 31, 2008 due primarily to proceeds from the sale of the Online images business, after repayment of debt.

Operating activities. Cash used by operating activities decreased during the nine months ended September 30, 2009 is due primarily to loss from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash provided by investing activities in 2009 related primarily to the net proceeds from the sale of the Online images business. Net cash used in investing activities in 2008 related primarily to information technology related spending.

Financing activities. Cash used in financing activities during the nine months ended September 30, 2008 and 2009 related primarily to repayments under our credit facilities.

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

Our existing cash balances might decline during the remainder of 2009 if the general economic downturn continues or we change our planned cash outlay. However, after applying approximately $82.0 million of the $96.0 million in gross proceeds from the Sale to repay our outstanding debt obligations and paying Sale-related costs, we feel as though the remaining cash flow together with our existing cash balances, proceeds from the proposed sale of our Internet.com assets, our current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the foreseeable future.

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

On May 29, 2009, the Company (1) entered into a promissory note jointly and severally payable by the Company and Mediabistro, to Mr. Meckler (the “Note”), (2) entered into a Security Agreement withMr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

To fund the Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Mrs. Meckler (the “BOA Loan”). Pursuant to a Collateral Assignment of the Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the Note to BOA as additional collateral for the BOA Loan. Payment terms of the Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at September 30, 2009. Interest expense on the Note was $205,000 and $444,000 during the three and nine months ended September 30, 2009, respectively.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (who is also the Company’s Principal Financial Officer and Chief Accounting Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective as of September 30, 2009 due to a material weakness in the accounting for income taxes as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps discussed below, there were no changes to the Company’s internal control over financial reporting during the three and nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
Improve documentation and institute more formalized review of tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues, particularly in the area of purchase accounting; and

•	Accelerate the timing of tax review activities during the financial statement closing process.

However, due to the sale of its Online images business, the Company believes the complexities that gave rise to this material weakness have been substantially reduced.

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

Dated: November 13, 2009	WebMediaBrands Inc.

/s/ Alan M. Meckler
Alan M. Meckler
Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)