Form 10-K
period 2009-12-31
WEBMEDIA BRANDS INC.
filed 2010-03-31
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $11,920,891.

The number of shares of the outstanding registrant’s Common Stock as of March 25, 2010 was 37,351,211.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

WebMediaBrands Inc.

Annual Report on Form 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K which are not historical facts are “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example, the competitive environment in which WebMediaBrands Inc. (“WebMediaBrands”) competes; the unpredictability of WebMediaBrands’s future revenues, expenses, cash flows and stock price; WebMediaBrands’s ability to integrate acquired businesses, products and personnel into its existing businesses; WebMediaBrands’s ability to protect its intellectual property; and WebMediaBrands’s dependence on other companies posting job listings on its Websites. For a more detailed discussion of such risks and uncertainties, refer to WebMediaBrands’s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-K, and WebMediaBrands assumes no obligation to update the forward-looking statements after the date hereof.

Part I

ITEM 1.	BUSINESS

Recent Developments

On February 23, 2009, we announced the closing of the previously announced sale of our Online images business, or Jupiterimages, to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a stock purchase agreement dated October 22, 2008 for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Images Sale”). On March 23, 2010, we entered into a Settlement and Release agreement with Getty Images that entitles Getty Images to receive the $2.0 million that was placed into escrow pursuant to the stock purchase agreement in full and complete satisfaction of all claims related to the purchase price adjustment and claims related to certain long-term tax liabilities. As a result of the Images Sale, we are accounting for the operations of our Online images business as a discontinued operation for the periods presented.

On November 30, 2009, we announced the closing of the previously announced sale of the assets related to our Internet.com business (the ”Business Assets”) to QuinStreet, Inc. (“QuinStreet”) pursuant to an asset purchase agreement dated August 7, 2009 for an aggregate purchase price of $18.0 million in cash, subject to a working capital purchase price adjustment (the “Internet.com Sale”). As a result of the Internet.com Sale, the Business Assets and operations of the Internet.com business are classified as a discontinued operation for the periods presented.

Overview

WebMediaBrands is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals. Our online business includes: (i) mediabistro.com, a leading blog network providing content, career and educational resources about major media markets and industry verticals including new media, TV news, advertising, public relations, publishing, design, mobile and the semantic web; (ii) Socialtimes.com and Allfacebook.com providing industry leading content about the latest developments in social media, social networks and social gaming; (iii) other leading content Websites including Graphics.com, AdsoftheWorld.com, BrandsoftheWorld.com, SemanticWeb.com and TVNewser.com; and (iv) e-commerce Websites including FreelanceConnect.com and StockLogos.com.

Our LearnNetwork features online and in-person courses, panels, certificate programs and educational video subscription libraries for media and business professionals and presents evening panels on topics including social media, journalism, advertising design, publishing, Web content, video and more.

Our trade shows include Think Mobile, Social Gaming Summit, Virtual Goods Summit, eBook Summit, Semantic Web Summit,  Freemium Summit, Social Developer Summit, Mediabistro Circus and Mediabistro Career Circus. Our mediabistro.com business also hosts more than 100 networking events in over 15 cities.

Our mediabistro.com business includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, television and more.

Our businesses cross-leverage and cross-promote our content, product and service offerings. For example, users of our Websites read our content, search for jobs on our job boards, attend our trade shows, subscribe to and purchase products and services and take courses.

For information regarding the components of our revenue sources, please see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.

Our Strategy

Our objective is to strengthen our position as a leading Internet media company that provides content, education, jobs and trade shows for media and business professionals. We intend to achieve this objective by continuing to execute on the following strategies:

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our original content, courses and trade shows. We expect to continue to develop additional revenue sources by identifying emerging services, technologies and topics of interest and by creating original content, courses and trade shows for those topics through internal development and strategic acquisitions.

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and we expect to continue to pursue strategic acquisition opportunities to obtain valuable content, products, services, brands, expertise and access to new users, advertisers, clients and vendors. Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions other than those that have been reported by us from time to time in our filings made pursuant to the Securities Exchange Act of 1934. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate properties that are complementary to our business.

Identify and Define Emerging Trends and New Business Opportunities. We continually search for emerging technologies and topics that are of interest to media and business professionals. We believe that our creative and entrepreneurial culture enables us to identify technology and business shifts before these changes are apparent to most of our users and competitors.

Leverage Our Interrelated and Complementary Business Offerings. We will continue to cross-leverage and cross-promote our various products and service offerings among the users of our online businesses and attendees to our seminars and trade shows.

Corporate Information

internet.com LLC was incorporated on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999.

On May 24, 2001, internet.com Corporation changed its name from internet.com Corporation to INT Media Group, Incorporated. On August 12, 2002, INT Media Group, Incorporated changed its name to Jupitermedia Corporation and on February 23, 2009, Jupitermedia Corporation changed its name to WebMediaBrands Inc. in conjunction with the Images Sale.

Our principal executive offices are located at 475 Park Avenue South, Fourth Floor, New York, New York 10016 and our telephone number is (212) 389-2000.

Our Website address is www.webmediabrands.com. We make available free of charge, through a link on our Website to the Securities and Exchange Commission’s (“SEC”) Internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Marketing and Sales

Our marketing efforts are directed largely at acquiring (i) advertising and job board clients, (ii) attendees to our courses and trade shows and (iii) clients for our subscription and other paid products and services.

We focus our efforts on online advertising and promotional campaigns including cross-promotion on our Website through advertisements, links, email and social media outlets, such as Twitter and Facebook, and promotional links from third party Websites that attract demographically similar audiences.  We also use public relations, social media outlets, user groups and speaking engagements to generate publicity for our products and services.

We sell most of our products and services through a direct sales force. Our sales force operates from our New York, New York and Norwalk, Connecticut offices.

Intellectual Property

We seek protection of our proprietary content, logos, brands, domain names and software relating to our Websites, e-mail newsletters and events, and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions.

Trademarks: We pursue the registration of certain of our trademarks and service marks in the United States and internationally. We have encountered obstacles to registration of some marks in several of these countries.

Trademark rights are perpetual once applications mature into registrations, for so long as statutory filings and renewals are made on a timely basis and local use requirements are met. Our trademark portfolio supports our claim to the exclusive right to use the registered marks for the goods and services listed in the applicable jurisdictions. This helps us in marketing our goods and services, building goodwill among customers and preventing infringement of our marks by third parties that would dilute the value of these marks.

The primary marks used in our business are WebMediaBrands, mediabistro.com and Graphics.com, and secondary marks include, among others, BrandsoftheWorld, AdsoftheWorld, TVNewser, Agencyspy, All Facebook, Social Times and Avantguild.

Copyrights: We also pursue copyright registration of our content in the United States. We own or have applied for copyright registrations pertaining to the business.

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

Franchises and Concessions: We are not involved in any franchises or concessions.

Patents: We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future.

For risks related to our intellectual property, see Item 1A. Risk Factors.

Seasonality and Cyclicality

Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business.

Our results will be impacted by the number and size of courses and tradeshows that we hold in each calendar quarter. In addition, there may be fluctuations as courses and tradeshows held in one period in the current year may be held in a different period in other years.

Expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Customers

Our customer base is a diverse group of individuals and companies, many of which are focused on the content creation and social web industries, including many of the most popular and recognizable new and traditional media outlets.

No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.
Backlog

Our backlog as of December 31, 2008 and 2009 was $1.1 million and $909,000, respectively.

Our backlog consists of job board postings on our networks, subscriptions to our paid subscription services and attendee registrations, exhibit space and vendor sponsorships for our trade shows. We expect substantially all of our backlog as of December 31, 2009 will be recognized as revenue in 2010.

Competition

The market for Internet-based education, trade shows and services is intensely competitive and rapidly changing. The number of online services competing for users’ attention and spending continues to proliferate and intensify. Competitive factors include the quantity and quality of the users of our networks, editorial quality, customer service, pricing and the strength of our offerings. We compete for users and advertisers with general interest and destination Websites as well as traditional media publications. In addition, our mediabistro.com online job board competes with Monster.com, CareerBuilder.com, Craigslist.com and other job-related sites and services. Our LearnNetwork competes with the education programs offered by other Internet companies and certain higher education institutions. Our trade shows compete for exhibitors, sponsors and attendees with other media and marketing related events, including social media and emerging technology related events produced by companies such as O’Reilly Media, Inc. and others.

 Employees

As of December 31, 2008 and 2009, our business employed 154 full-time and 4 part-time employees and 80 full-time and 5 part-time employees, respectively.

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

As of December 31, 2009, we had an accumulated deficit of $260.7 million. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $21.3 million for the year ended December 31, 2008 and $13.0 million for the year ended December 31, 2009. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and these fluctuations could affect the market price of our common stock.

Current conditions in the global economy and the markets we serve might materially and adversely affect our business and results of operations.

Our business and operating results might be adversely affected by worldwide economic conditions and, in particular, conditions in the advertising and online business sector on which we depend.  As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, shifts in consumer spending patterns, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our clients might experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As a result, existing or potential clients might delay or cancel plans to purchase our products and services and might not be able to fulfill their obligations to us in a timely fashion.  Similarly, higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results.  If the global economic slowdown continues for a significant period, if there is significant further deterioration in the global economy or if adverse changes in laws or regulations are implemented, our financial position and cash flows could be materially adversely affected.

We might not be able to raise additional funds when needed for our business or to exploit opportunities.

We might need to raise additional funds to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities.  If required, we might attempt to raise these additional funds through public or private debt or equity financing, strategic relationships or other arrangements.  There can be no assurance that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

Because our job board constitutes a significant portion of our revenues, our revenues could decline significantly if employers decrease or cease posting jobs with us.

For the year ended December 31, 2009, our job board accounted for 33% of our revenues. We expect that our job board will continue to account for a significant portion of our revenues. In the event that employers reduce costs and hire less, an employer may reduce or terminate its commercial relationship with us. If employers decrease their job postings, our business, results of operations and financial condition would suffer.

Our trade shows and course offerings have become more significant sources of our revenues, and our revenues could decline if our trade shows and course offerings fail to attract customers.

The success of our trade shows depends on attendees, exhibitors and sponsors.  There is intense competition to attract attendees, and we must produce trade shows that are timely and attractive to sponsors and their targeted audience.  If we fail to organize quality programming, attract sufficient numbers of attendees, exhibitors and sponsors, or generate sufficient interest in our trade shows, our revenues from trade shows would decline or fail to grow, which could harm our business.  Similarly, in order for our course offerings to be successful, we must organize educational programs that are timely and attractive with quality instructors.  The online education market is highly competitive, with few barriers to entry.  If we fail to offer courses that our customers are interested in taking, or if we fail to contract with instructors from whom our customers want to learn, our revenues from courses would decline our business, results of operations and financial condition would suffer.

Our business may suffer if we are unable to maintain or enhance awareness of our brands or if we incur excessive expenses attempting to promote our brands.

Promoting and strengthening our brands is critical to our efforts to attract and retain users of our Internet media properties, advertisers, customers and clients for our products, and to increase attendance at our trade shows. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

We may fail to identify or successfully acquire assets, businesses and content that would otherwise enhance our product offerings to our customers and users, and as a result our revenue may decrease or fail to grow.

We have acquired and intend to continue to acquire, where appropriate opportunities arise, assets, businesses and content as a key component of our growth strategy. We may not be successful in identifying appropriate acquisition opportunities and, as a result, our growth strategy could be adversely affected. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of the acquisition successfully or finance the transaction. In order to finance any strategic acquisitions, one or more of which may be very significant to our company, we may have to incur indebtedness, use our existing cash, enter into new credit facilities and/or issue equity securities or stock options. We may be unable to obtain adequate financing for acquisitions on terms and conditions acceptable to us. In order to finance acquisitions, we may sell equity securities at a discount to our common stock’s market value. Any issuance of equity securities or stock options may result in substantial dilution to existing stockholders, which may be increased as a result of any discount to our common stock’s market price. Any future acquisition or investment may result in amortization expenses related to intangible assets. If the market price for acquisition targets increases, or if we fail to acquire desired targets for this or any other reason, our business may fail to grow at historical rates or at all, and as a result our stock price could fluctuate or decline.

We may fail to successfully integrate or achieve expected synergies from recent or future acquisitions, which could result in increased expenses, diversion of management’s time and resources and a reduction in expected revenues or revenue growth, any of which could cause our stock price to fluctuate or decline.

We may make acquisitions in the future. With respect to any future acquisitions, we may fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our work force. The process of integration could take a significant period of time and will require the dedication of management and other resources, which may distract management’s attention from our other operations. If we make acquisitions outside of our core businesses, assimilating the acquired technology, services or products into our operations could be difficult and costly. Our inability to successfully integrate any acquired company, assets or content, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth, and as a result our stock price could fluctuate or decline.

Given the tenure and experience of our CEO and his guiding role in developing our business and growth strategy since our inception, our growth may be inhibited or our operations may be impaired if we were to lose his services.

Our growth and success depends to a significant extent on our ability to retain Alan M. Meckler, our Chairman and Chief Executive Officer. Mr. Meckler has developed, engineered and stewarded the growth and operation of our business since its inception. The loss of the services of Mr. Meckler could inhibit our growth or impair our operations and cause our stock price to fluctuate or decline.

Our CEO and other employees with specialized knowledge and expertise in the operation of one or more of our businesses could use that knowledge and expertise to compete against us, which could reduce our market share and revenues.

We do not have a non-competition agreement with Mr. Meckler  or with any other member of management or personnel, other than in connection with certain recent acquisitions. As a result, we may not have any recourse if they were to join a competitor or start a competing venture. Competition from key employees or a defection by one or more of them to a competitor could harm our business and results of operations by strengthening our competitors and, as a result, reducing our market share and revenues.

Our quarterly operating results are subject to fluctuations, and our stock price may fluctuate or decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, business and media professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period.

Additionally, we completed the Images Sale in February 2009 and the Internet.com Sale in November 2009, and we have made a number of acquisitions in recent years, all of which make it difficult to analyze our results and to compare them from period to period. Any future acquisitions or dispositions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

We are exposed to potential liabilities in connection with the sale of the internet.com business to QuinStreet.

In connection with the Internet.com Sale, we agreed to indemnify QuinStreet for breaches of representations and warranties set forth in the purchase agreement if aggregate damages for such breaches exceed $200,000, up to a maximum aggregate amount of $2.0 million. In addition, we are required to indemnify QuinStreet for any breach or failure by us to perform any of our covenants or agreements contained in the purchase agreement, and any excluded liabilities under the purchase agreement. A claim against us could result in substantial cost, which would have a negative impact on our financial condition. Additionally, on November 30, 2010, QuinStreet must pay the final $2.0 million of the purchase price (subject to a working capital adjustment). We might not receive all or any of the final $2.0 million, which would have a negative effect on our financial condition.

We have agreed not to compete with the Jupiterimages business for five years from the date of the closing of the sale.

The agreement under which we sold Jupiterimages to Getty Images includes a non-competition obligation that lasts for a period of five years from the closing of the sale on February 23, 2009. Under this provision, we agreed that we will not, and we will cause our affiliates not to, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of any business engaged in the same type of online imaging business or operations conducted by Jupiterimages and its subsidiaries until February 23, 2014.  Additionally, we may not recruit or solicit employees of Jupiterimages until February 23, 2012. These limitations on the scope of our business operations may adversely affect our business prospects, operating results and financial condition.

We have agreed not to compete with the internet.com business for five years from the date of the closing of the sale.

The agreement under which we sold the Internet.com business to QuinStreet includes a non-competition obligation which lasts for a period of five years from the closing of the sale on November 30, 2009. Under this provision, we agreed that we will not, and we will cause our affiliates not to, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of any business engaged in the creation or publishing of content or services through web sites or other electronic media focused on the topics of (a) enterprise and/or corporate information technology and/or (b) software development and/or (c) web development. Additionally, we may not recruit or solicit employees of internet.com until November 30, 2011. These limitations on the scope of our business operations may adversely affect our business prospects, operating results and financial condition.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in recording a significant amount of goodwill and/or intangible assets on our financial statements. We had $10.5 million of goodwill and net intangible assets as of December 31, 2009. This is after an impairment charge of $4.6 million and $11.4 million in 2008 and 2009, respectively (See note 6 to the consolidated financial statements included in Item 8). The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As a result, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

Our operations are dependent on our communications systems and computer hardware, most of which is located in data centers operated by Qwest Communications, Inc. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be presently predicted, and could cause our stock price to fluctuate or decline. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

System failures and other events may prohibit users from accessing our networks or Web sites, which could reduce traffic on our networks or Web sites and result in decreased capacity for advertising space and reduced revenues.

Our networks and Web sites must accommodate a high volume of traffic and deliver frequently updated information. They have in the past experienced, and may in the future experience, slower response times or decreased traffic for a variety of reasons. Since we became a public company in 1999, there have been instances where our online networks as a whole, or our Web sites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third party Internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches. We also depend on information providers to provide information and data feeds on a timely basis. Some of the services in our networks or Web sites could experience temporary interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers and online service providers for access to our online networks or Web sites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our Web sites. Any of these problems could result in less traffic to our Web sites or harm the perception of our networks or Web sites as reliable sources of information. Less traffic on our Web sites or periodic interruptions in service could have the effect of reducing demand for advertising on our Web sites, thereby reducing our advertising revenues.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable and could result in increased costs and reduced revenues.

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our Web sites. We may be required to expend capital and other resources to protect our Web sites against hackers. Our Web sites could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our Web sites to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our Web sites is critical to servicing our clients and providing superior customer service. Our inability to provide continuous access to our Web sites could cause some of our clients to discontinue purchasing our products and services and/or prevent or deter our users from accessing our Web sites.

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

We seek protection of our content, logos, brands, domain names and other proprietary rights relating to our businesses, including the registration of certain of our trademarks, service marks and copyrights both in the United States and in certain foreign countries. However, our actions may be inadequate to protect our trademarks, copyrights, domain names and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our products and services or make them available through the Internet. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property. It is also difficult and costly for us to police unauthorized use of our proprietary rights and information, particularly in foreign countries. We may not have, in all cases, conducted formal evaluations to confirm that our technology, intellectual property, products and services do not, or will not, infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, intellectual property, products and services do not, or will not, infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and sales of our products and services could suffer, and we may have to pay damages which could cause our stock price to fluctuate or decline.

Although we generally obtain our content and some of our technologies from our employees through work-for-hire arrangements or purchase, we also license content from third parties. In these license arrangements, we generally obtain representations as to origin and ownership of this content, and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that this content violates the rights of another. However, we cannot be sure that these protections will be effective or sufficient or that we will be able to maintain our content on commercially reasonable terms.

We have licensed in the past, and expect to license in the future, proprietary rights, such as trademarks, brands, content or other copyrighted material, to third parties. While we attempt to ensure that the quality of our content, software and brands are maintained by such licensees, we cannot be sure that such licensees will not take actions that might decrease the value of our trademarks, brands, content or rights or other copyrighted material, which would harm our business, prospects, financial condition, results of operations and cash flows.

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

If we fail to maintain an effective event team, education department and direct sales force, our revenues could decline significantly.

We depend primarily on our event personnel to organize trade shows, our education department to design and coordinate course offerings and our direct sales force to sell advertising on our Websites. This dependence involves a number of risks, including:

•	the need to increase the size of our event personnel, education department and direct sales force;

•	the need to hire, retain, integrate and motivate additional event, education and sales personnel;

•	lack of experience or effectiveness of event, education and sales personnel; and

•	competition from other companies in hiring and retaining personnel.

Our revenues could decline if we fail to maintain an effective event team, education department and direct sales force, and as a result our stock price could decline.

Intense competition in each of our businesses could reduce our market share, which could result in a decrease in revenue.

The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. We compete for circulation and advertising impressions with general interest portal and destination Web sites as well as traditional media. In addition, our Mediabistro.com job boards compete with Monster.com, CareerBuilder.com, Craigslist.com and other job-related sites and services.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

Due to the nature of content published on our Web sites, including content placed on our Web sites by others, and as a publisher and distributor of original information, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, personal injury or other legal theories based on the nature, publication or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to Web sites operated by third parties, we are liable for wrongful actions by those third parties through these Web sites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that users could make claims against us for losses incurred in reliance on information provided on our Web sites. Such claims, whether brought in the United States or abroad, could divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high-quality provider of unbiased, timely information and result in client and user cancellations or overall decreased demand for our products and services.

Our stock price could continue to be extremely volatile, making an investment in our common stock less predictable and more risky, and could spur costly litigation against us.

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.20 per share to $72.25 per share since our initial public offering in June 1999. The stock market has experienced extreme price and volume fluctuations, and the market prices of securities of Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and divert our management’s attention and resources.

Because our stock ownership is heavily concentrated with Alan M. Meckler, our Chairman and CEO, Mr. Meckler will be able to influence matters requiring stockholder approval.

As of March 25, 2010, Alan M. Meckler beneficially owned 41% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that some investors might deem to be in the best interests of the stockholders.

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

If information technology and Internet usage grows, the Internet infrastructure might not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, future outages and other interruptions occurring throughout the Internet could lead to decreased use of our networks and would therefore harm our business and could cause our stock price to fluctuate or decline.

If we are unable to adapt to the relatively new and rapidly changing Internet advertising environment, we may be unable to attract advertisers to our networks and our revenues could suffer.

The Internet is a relatively new advertising medium, and advertisers that have historically relied upon traditional advertising media may be reluctant to advertise on the Internet. In addition, advertisers that have already invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Moreover, filtering software programs that limit or prevent advertising from being delivered to an Internet user’s computer are now more effective and widely available. Widespread adoption of this filtering software by Internet users could impair the commercial viability of Internet advertising. Our business would suffer a decrease in revenues if the market for Internet advertising fails to recover from its recent downturn or develops more slowly than expected.

In addition, several pricing models have emerged for selling advertising on the Internet. A majority of our advertising is sold on a cost-per-impression basis in which we are paid for every advertising impression that we display. If we do not effectively price our advertising sales, or do not have enough visitors to our Websites to sustain advertising, our results of operations could suffer.

Legal uncertainties could add additional costs and risks to doing business on the Internet, which would cause an increase in the costs and risks associated with operating our business.

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses and digital rights are still evolving. As a result, we cannot assure the future viability or value of our proprietary rights. We might not have taken adequate steps to prevent the misappropriation or infringement of our intellectual property. Any such infringement or misappropriation, should it occur, might decrease the value of our intellectual property and undermine our competitive advantage with respect to such property, resulting in impairment of our business, results of operations and financial condition. In addition, we may have to file lawsuits in the future to perfect or enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These lawsuits could result in substantial costs and divert our resources and the attention of our management, which could reduce our earnings and cause our stock price to fluctuate or decline.

Regulation could reduce value of our domain names.

We own registrations for the Internet domain names “WebMediaBrands.com” and “Mediabistro.com,” as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain our domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets that increase our value and contribute to our competitive advantage through name recognition, reputation, user and search engine traffic, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any further impairment in the value of these important assets could cause our stock price to fluctuate or decline.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to advertise our products and services and thereby decrease our advertising revenue.

We collect information from our customers that register to purchase products or services, our services, or respond to surveys. With our customers’ permission, we may use this information to inform our customers of products and services that may be of interest to them. We may also share this information with our advertising clients if our customers have granted us permission to do so. The U.S. federal and various state governments have recently adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. The European Union adopted a directive that may limit our collection and use of information from Internet users in Europe. In addition, public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. Since many of the proposed laws, regulations and practices are still being developed, we cannot yet determine the impact these issues may have on our business. Changes to laws or regulations, or industry practices, including consumer privacy laws, could lead to additional costs and could impair our ability to collect customer information which helps us to provide more targeted advertising for our customers, thereby impairing our ability to maximize advertising revenue from our advertising clients.

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

The information technology and Internet industries are characterized by rapid technological change, which could require frequent and costly technological improvements and, if we fail to continually improve our content offerings and services, we could cease to be competitive.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table sets forth a list of our current office locations as of December 31, 2009:

Locations	Square Feet	Termination Date	Use
Leased and Occupied
Norwalk, CT	6,600	October 2011	Administrative and IT
New York, NY	18,750	May 2013	Sales, editorial and IT

Owned and Occupied
Peoria, IL	56,000		Following the sale of Jupiterimages Corporation on February 23, 2009, this facility was leased to Getty Images (US), Inc. through February 23, 2010.

We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol “INTM”. Prior to that date, there was no public market for our common stock. In September 2002, effective with the change in the name of the company to Jupitermedia Corporation, our ticker symbol was changed to “JUPM”. In February 2009, effective with the change in the name of the company to WebMediaBrands, our ticker symbol was changed from “JUPM” to “WEBM.” The following table sets forth for the periods indicated the high and low sale prices of our common stock.

	High	Low
Year ended December 31, 2008
First Quarter	$3.98	$1.61
Second Quarter	$2.33	$1.23
Third Quarter	$1.88	$1.05
Fourth Quarter	$1.20	$0.20

Year ended December 31, 2009
First Quarter	$0.60	$0.21
Second Quarter	$0.70	$0.21
Third Quarter	$0.80	$0.42
Fourth Quarter	$1.30	$0.57

Year ending December 31, 2010
First Quarter (through March 25, 2010)	$1.47	$0.82

As of March 25, 2010, there were 52 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,697,758	$1.53	4,353,279
Equity compensation plans not approved by security holders	—	—	—
Total	5,697,758	$1.53	4,353,279

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On February 23, 2009, we announced the closing of the previously announced sale of our Online images business, or Jupiterimages, to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a stock purchase agreement dated October 22, 2008 for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Images Sale”). On March 23, 2010, we entered into a Settlement and Release agreement with Getty Images that entitles Getty Images to receive the $2.0 million that was placed into escrow pursuant to the stock purchase agreement in full and complete satisfaction of all claims related to the purchase price adjustment and claims related to certain long-term tax liabilities. As a result of the Images Sale, we are accounting for the operations of our Online images business as a discontinued operation for the periods presented.

On November 30, 2009, we announced the closing of the previously announced sale of the assets related to our Internet.com business (the ”Business Assets”) to QuinStreet, Inc. pursuant to an asset purchase agreement dated August 7, 2009 for an aggregate purchase price of $18.0 million in cash, subject to a working capital purchase price adjustment (the “Internet.com Sale”). As a result of the Internet.com Sale, the Business Assets and operations of the Internet.com business are classified as a discontinued operation for the periods presented.

Overview

WebMediaBrands is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals. Our online business includes: (i) mediabistro.com, a leading blog network providing content, career and educational resources about major media markets and industry verticals including new media, TV news, advertising, public relations, publishing, design, mobile and the semantic web; (ii) Socialtimes.com and Allfacebook.com providing industry leading content about the latest developments in social media, social networks and social gaming; (iii) other leading content Websites including Graphics.com, AdsoftheWorld.com, BrandsoftheWorld.com, SemanticWeb.com and TVNewser.com; and (iv) e-commerce Websites including FreelanceConnect.com and StockLogos.com.

Our LearnNetwork features online and in-person courses, panels, certificate programs and educational video subscription libraries for media and business professionals and presents evening panels on topics including social media, journalism, advertising design, publishing, Web content, video and more.

Our trade shows include Think Mobile, Social Gaming Summit, Virtual Goods Summit, eBook Summit, Semantic Web Summit,  Freemium Summit, Social Developer Summit, Mediabistro Circus and Mediabistro Career Circus. Our mediabistro.com business also hosts more than 130 networking events in over 15 cities.

Our mediabistro.com business includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, television and more.

We generate our revenues from:

•	fees charged for online job postings;

•	attendee registration fees for our online and in-person courses;

•	advertising on our Websites and e-mail newsletters;

•	attendee registration fees to our trade shows;

•	exhibition space fees and vendor sponsorships to our trade shows; and

•	subscription sales for our paid membership services.

Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

The principal costs of our business relate to payroll and benefits costs for our personnel; technology related costs; facilities and equipment; and venue, speaker and advertising expenses for our trade shows and courses.

Recent Acquisitions

On April 29, 2009 we acquired the assets of BrandsoftheWorld for $1.5 million in cash. BrandsoftheWorld is a user generated content site where users view, upload and download more than 160,000 vector format brands and logos. The acquisition of BrandsoftheWorld, along with two other small acquisitions made in 2009, complement our existing content and product offerings.

Results of Operations

Revenues

Revenues were $8.9 million and $6.1 million for the years ended December 31, 2008 and 2009, respectively, representing a decrease of 31%.  The decrease was primarily due to the discontinuation of certain trade shows held during 2008 along with declines in online job postings and course revenue, which were primarily due to the downturn in the U.S. economy, especially during the first half of 2009.  This was partially offset by an increase in advertising revenue due primarily to an increase in spending by advertisers, specifically during the fourth quarter.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Year Ended December 31,		2008 vs. 2009
	2008	2009	$	%
Online job postings	$3,847	$2,013	$(1,834)	(48)%
Courses	2,164	1,777	(387)	(18)
Advertising	564	809	245	43
Seminars and trade shows	1,335	648	(687)	(51)
Other	948	856	(92)	(10)
Total	$8,858	$6,103	$(2,755)	(31)%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Website hosting.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $5.3 million for the year ended December 31, 2008 and $4.2 million for the year ended December 31, 2009, representing a decrease of 20%. This decrease was due primarily to a decrease in trade show costs of $1.1 million. The decrease in trade show costs was due to the discontinuation in 2009 of certain trade shows that were held during the prior year.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $2.2 million for the year ended December 31, 2008 and $1.8 million for the year ended December 31, 2009, representing a decrease of 19%. This decrease was due primarily to a decrease in seminar and trade show advertising costs of $532,000 due to the discontinuation of certain trade shows held during the prior year. This was partially offset by an increase in employee-related costs of $231,000 due to the retention of certain employees who formerly performed duties related to our discontinued operations.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $19.1 million for the year ended December 31, 2008 and $11.3 million for the year ended December 31, 2009, representing a decrease of 41%.  This decrease was due primarily to a decrease in employee-related costs of $3.5 million, a decrease in professional fees of $1.9 million, a decrease in stock-based compensation of $1.5 million, a decrease in insurance-related costs of $273,000 and a decrease in office-related costs of $228,000. The primary reason for the reduction in employee-related costs, professional fees and insurance-related costs was due to the decreased size of the remaining business. The decrease in office-related costs was due to the termination of our Darien, Connecticut office lease. See the Restructuring charge section of this Item 7 for more detail.

Depreciation and amortization

Depreciation expense was $588,000 and $698,000 for the years ended December 31, 2008 and 2009, respectively, representing an increase of 19%.  This increase was due primarily to the full year effect of leasehold improvements made to our New York facility during the second quarter of 2008.

Amortization expense was $3.0 million and $333,000 for the years ended December 31, 2008 and 2009, respectively, representing a decrease of 89%.  This decrease was due primarily to the write-off of certain amortized intangible assets during the fourth quarter of 2008.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

During 2008 and 2009, in conjunction with our annual impairment tests, we identified indicators that certain of our long-lived assets may be impaired. These indicators included a downturn in the U.S. and global economy that impacted the projected operations and cash flows of our business. As a result, during the year ended December 31, 2008, we recorded a non-cash impairment charge of $4.6 million to reduce the carrying amounts of amortized intangible assets and property and equipment to fair value under the accounting pronouncement related to long-lived assets. During the year ended December 31, 2009, we recorded a non-cash impairment charge of $11.4 million to reduce the carrying amounts of goodwill, domain names and amortized intangible assets to fair value.

Because of the declining real estate market, we listed the building and land of our Peoria, Illinois facility for sale at an amount that was less than the carrying value. As a result, we recorded a non-cash impairment charge of $1.9 million during the year ended December 31, 2009.

Restructuring charge

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, we executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced our workforce by approximately 70 full-time employees.  During the first quarter of 2009, we recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as a component of restructuring charge in our 2009 consolidated statement of operations.  As of December 31, 2009, all severance related to the workforce reduction plan had been paid.  In addition, we entered into a lease termination agreement for our facility in Darien, Connecticut. Pursuant to the lease termination agreement, we recognized expense of $150,000 for the lease termination and $158,000 for the forfeiture of the related security deposit and recorded the expense as a component of restructuring charge in our 2009 consolidated statement of operations.  All liabilities related to the lease termination had been paid as of December 31, 2009.

Other income (loss), net

Other income (loss), net was ($59,000) and $106,000 during the years ended December 31, 2008 and 2009, respectively. This increase in other income during the year ended December 31, 2009 was due primarily to rent received from Getty Images (US), Inc. for our Peoria, Illinois facility.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,		2008 vs. 2009
	2008	2009	$	%
Interest income	$13	$164	$151	1,162%
Interest expense	(7,152)	(1,902)	5,250	73

The increase in interest income during the year ended December 31, 2009 is due primarily to interest earned in conjunction with an income tax refund received during the second quarter of 2009.

Interest expense during the year ended December 31, 2008 and through the first quarter of 2009 relates primarily to costs associated with our senior credit facility, which was repaid during the first quarter of 2009. Interest expense from the second through the fourth quarter of the year ended December 31, 2009 relates primarily to costs associated with our loan from related party. See Liquidity and Capital Resources below for a description of the facility and loan.

Loss on extinguishment of debt

During the year ended December 31, 2009, we expensed $2.1 million in unamortized debt issuance costs related to the termination of our senior credit facility.

Loss on fair value of interest rate swap

Due to the termination of our credit agreement with KeyBank as described in Liquidity and Capital Resources below, the derivative interest rate swap no longer met the criteria for hedge accounting under the accounting pronouncement related to derivative instruments and hedging activities and therefore, during the year ended December 31, 2009, we recorded a loss of $6.7 million on the fair value of interest rate swap in the consolidated statements of operations.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $8.1 million during the year ended December 31, 2008. The income tax provision is primarily related to the establishment of a valuation allowance on certain deferred tax assets that were recorded as of December 31, 2007.

We recorded an income tax benefit of $3.3 million during the year ended December 31, 2009. During the year ended December 31, 2009, the tax benefit for income taxes consisted primarily of a net tax benefit of $3.1 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income (loss) to loss from continuing operations. In addition, an income tax benefit of $854,000 was recognized for the impairment of unamortized intangible assets and an additional income tax benefit of $208,000 was recorded for the reversal of a portion of the reserve for uncertain tax positions. The income tax benefit was partially offset by a provision for income taxes of $970,000, which was primarily due to the reversal of the income tax benefit, previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 and 2008 net operating losses to 2006. The 2006 federal income tax return was amended during the third quarter of 2009 in order to include stock option expense and other adjustments that were not included in the original 2006 return. Along with the amendment of its 2006 federal income tax return, we previously amended its 2004 and 2005 federal income tax returns for additional stock option deductions. Those deductions resulted in a benefit of $4.0 million to additional paid-in capital during the year ended December 31, 2009.

Our unrecognized tax benefits were decreased by $1.2 million during the year ended December 31, 2009. The decrease was due primarily to the amendment of WebMediaBrands’s 2005 and 2006 federal income tax returns that resulted in an increase of taxable income for items that were previously classified as uncertain tax positions. The increase in taxable income was offset by the additional stock option deductions mentioned above. We also reversed a liability of $239,000 related to interest expense that was previously accrued on the $1.1 million of unrecognized tax benefits mentioned above.

As of December 31, 2008 and December 31, 2009, the total amount of unrecognized tax benefits was $1.3 million and $85,000, respectively, all of which would affect the effective tax rate, if recognized, as of December 31, 2009.

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

At December 31, 2008 and 2009, we had federal, state and foreign net operating loss (“NOL”) carryforwards of $5.3 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established an additional valuation allowance against $12.1 million of deferred tax assets attributable to NOL carryforwards during 2008 and 2009, respectively.

At December 31, 2008, we had other deferred tax assets of $7.1 million and $7.4 million, respectively, which were primarily composed of amortization and impairment of goodwill and long-lived assets and reversals of book expense on stock-based compensation. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established a valuation allowance against these deferred tax assets.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

			2008 vs. 2009
For the Year Ended December 31:	2008	2009	$	%
Operating cash flows	$12,164	$(14,210)	$(26,374)	(217)%
Investing cash flows	$(12,547)	$103,341	$115,888	924%
Financing cash flows	$(1,576)	$(77,868)	$(76,292)	(4,841)%
Purchases of businesses, assets and other	$(1,369)	$(2,678)	$(1,309)	(96)%
Purchases of property and equipment	$(1,323)	$(570)	$753	57%

As of December 31:
Cash and cash equivalents	$3,755	$15,012	$11,257	300%
Accounts receivable, net	$455	$500	$45	10%
Working capital (excluding debt)	$(7,480)	13,543	21,023	281%
Current portion of long-term debt	$81,213	$—	$(81,213)	(100)%
Loan from related party	$—	$6,197	$6,197	100%

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities. Our cash balance increased from December 31, 2008 due primarily to proceeds from the Images and Internet.com Sales, after repayment of debt.

Operating activities. Cash used in operating activities increased in 2009 primarily due to the Images Sale.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash provided by investing activities in 2009 related primarily to the net proceeds from the Images and Internet.com Sales. Net cash used in investing activities in 2008 related primarily to leasehold improvements made to our New York facility.

Financing activities. Cash used in financing activities during 2008 and 2009 related primarily to repayments under our credit facilities.

We were party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), with lenders (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provided for a $115.0 million senior credit facility. The senior credit facility was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. In connection with the Images Sale, as described in note 5, the Company terminated the Credit Agreement and applied approximately $82.0 million of the gross proceeds from the Images Sale to repay all outstanding indebtedness under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by KeyBank, on behalf of the Lenders, pursuant to the Credit Agreement, which has been fully cash collateralized by the Company and (b) the Swap Agreement. We made quarterly payments pursuant to the Swap Agreement, as amended, that were calculated on a net basis and based on the notional amount under the Swap Agreement (with the notional amount amortizing over time). As described in more detail in the Related Party Transaction section of this Item 7, the Swap Agreement with KeyBank was terminated on May 29, 2009. We expensed $2.1 million in unamortized debt issuance costs related to the Credit Agreement during the first quarter of 2009.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near-term acquisitions with cash, which as noted above is primarily proceeds from the Images and Internet.com Sales.

Our existing cash balances might decline during 2010 if the economy continues to stall or we change our planned cash outlay. However, after applying approximately $82.0 million of the gross proceeds from the Images Sale to repay our outstanding debt obligations under the Credit Agreement and paying costs related to both the Images and Internet.com Sales, we feel as though the remaining cash flow from the Images and Internet.com Sales together with our existing cash balances, our current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the foreseeable future.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Related Party Transactions

During 2005, our Compensation Committee of the Board of Directors (the “Committee”) consented to and adopted a resolution granting lifetime post-employment medical benefits to our Chairman and Chief Executive Officer and his spouse. In December 2009, the Committee consented to and adopted a resolution that terminated the entitlement to post-employment medical benefits, previously granted by the Committee. As a result, a non-cash capital contribution of $293,000 was recorded and is included in additional paid-in capital as a component of stockholders’ equity at December 31, 2009.

In connection with the Images Sale, on February 23, 2009, we entered into (a) the Swap Amendment, with respect to the Original Swap Agreement and (b) the Credit Support Agreement, dated as of February 23, 2009, with Alan M. Meckler (“Mr. Meckler”) and Ellen L. Meckler (“Mrs. Meckler”) (the “Credit Support Agreement”). In connection with the Credit Support Agreement, Mr. Meckler agreed to personally guarantee the Company’s obligations under the Swap Agreement and Mrs. Meckler agreed to grant a security interest to KeyBank in respect of certain of her assets to support Mr. Meckler’s personal guarantee to KeyBank. In exchange for Mr. Meckler’s personal guarantee to KeyBank and Mrs. Meckler’s grant of a security interest to KeyBank, the Company agreed pursuant to the Credit Support Agreement to, among other things, pay cash consideration to Mr. Meckler and Mrs. Meckler on a monthly basis. The amount of the cash consideration was equal to one-twelfth (1/12) of one percent (1%) of the notional amount of the Swap Agreement, which notional amount was initially $49,250,000 but decreased by $125,000 at the beginning of each fiscal quarter commencing on March 31, 2009. In addition, in certain circumstances, Mr. Meckler might have the right to assume KeyBank’s interests in the Swap Agreement and the Swap Security Agreements and, in the event that Mr. Meckler or Mrs. Meckler was required to satisfy the Company’s obligations under the Swap Agreement, Mr. Meckler and Mrs. Meckler would have been subrogated to KeyBank’s rights against the Company under the Swap Agreement and the Swap Security Agreements. The Credit Support Agreement was approved by all of the independent members of the Company’s Board of Directors, each of whom also has no direct or indirect interest in the Credit Support Agreement (the “Disinterested Directors”), following Mr. Meckler’s disclosure to such Disinterested Directors of the terms of the Credit Support Agreement.

On May 29, 2009, we paid off and terminated our Swap Agreement using the proceeds of a $7.2 million loan to the Company from Mr. Meckler (“Meckler Loan”).  The Company obtained the Meckler Loan and paid off and terminated the Swap Agreement in order to restructure and eliminate the Company’s ongoing obligations under the Swap Agreement and preserve working capital. In connection with these transactions, the Company entered into various security agreements to secure the Meckler Loan, as described in more detail below, and terminated various agreements securing the Swap Agreement and Swap Security Agreement. We made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009.

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

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at December 31, 2009. Interest expense on the Note was $481,000 during the year ended December 31, 2009.

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

The Company Loan Documents were approved by all of the independent members of the Company’s Board of Directors, each of whom also has no direct or indirect interest in the Company Loan Documents or Mediabistro Documents, following Mr. Meckler’s disclosure to those disinterested directors of the terms of the Company Loan Documents and Mediabistro Documents.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill and other intangible assets are tested for impairment in accordance with the accounting standard related to goodwill and other intangible assets and all other long-lived assets are tested for impairment in accordance with the accounting pronouncement related to long-lived assets. Long-lived assets, including goodwill and intangible assets, were $20.0 million and $11.6 million as of December 31, 2008 and 2009, respectively.

The accounting standard related to goodwill and other intangible assets prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount.

The determination of reporting unit fair value is a matter of significant judgment and we employ, as appropriate, three different methodologies to make this determination. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit’s industry or in related industries. As a result of the Images and Internet.com Sales, our remaining business now operates as one reporting unit.

As part of the 2008 and 2009 impairment analysis, the fair value of our business was determined using the income approach and the market approach.

The determination of the fair value of the reporting unit and the allocation of that value to individual assets and liabilities within the reporting unit requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting unit to our total enterprise value as implied by the market value of our equity. This comparison indicated that, in total, our assumptions and estimates were not unreasonable. However, future declines in the overall market value of our equity may indicate that the fair value of the reporting unit has declined below its carrying value.

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

In addition to the testing above, which is done on an annual basis, management uses certain indicators to evaluate whether the carrying value of its long-lived assets may not be recoverable, such as (i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels and (ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity.

The annual impairment test is considered critical because of the significance of goodwill and indefinite lived intangible assets to our consolidated balance sheet. We have applied what we believe to be the most appropriate valuation methodology for our reporting unit.

Impairment of Long-Lived Assets. All other long-lived assets (amortized intangible assets, such as customer relationships and property, plant and equipment) are tested for impairment, in accordance with the accounting standard related to long-lived assets, at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset is (i) not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (ii) is greater than its fair value.

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

The annual impairment test is considered critical because of the significance of long-lived assets to our consolidated balance sheet. We have applied what we believe to be the most appropriate valuation methodology for our reporting unit.

Stock-based Compensation. Effective January 1, 2006, we adopted the accounting pronouncement related to stock-based compensation. Among its provisions, the accounting pronouncement related to stock-based compensation requires us to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value. The intrinsic value of options exercised during the years ended December 31, 2008 and 2009 was $2,000 and $98,000, respectively.

Historically, we offered stock option awards as our primary form of long-term incentive compensation. These stock option awards generally vest over three years and have a five or ten year term. We use the Black-Scholes option valuation model to value stock option awards. The fair value of stock option awards is based on the fair value of our stock on the date of grant.

The Black-Scholes valuation model for our stock option awards estimates the potential value the employee will receive based on current interest rates, expected time at which the employee will exercise the award and the expected volatility of our stock price. These assumptions are based on historical experience and future expectations of employee behavior and stock price.

Another significant assumption utilized in calculating our stock-based compensation is the amount of awards that we expect to forfeit. Compensation expense is recognized only for share-based payments expected to vest, and we estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on our historical experience and future expectations.

Changes in our assumptions utilized to value our stock options and forfeiture rates could materially affect the amount of stock-based compensation expense recognized in the consolidated statement of operations.

Income taxes. We are subject to income taxes in the U.S. and in certain foreign jurisdictions. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred income tax assets to an amount that will more likely than not be realized. Our net deferred income tax assets were $2.2 million and $1.1 million as of December 31, 2008 and 2009, respectively. A significant portion of deferred income tax assets consists of net operating loss carryforwards (“NOLs”). We have NOLs totaling $126.5 million at December 31, 2009, which are available to reduce future taxes in the United States. Of these NOLs, $126.4 million expire at various times between 2010 and 2028 and $116,000 have indefinite lives.

Significant management judgment is required in determining our income tax provision and in evaluating our tax position. We evaluate our uncertain tax positions using a two-step approach in accordance with the accounting pronouncement related to income taxes. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. Our net income tax provision was $8.1 million for the year ended December 31, 2008 and our net income tax benefit was $3.2 million for the year ended December 31, 2009. A change in our uncertain tax positions could have a significant impact on our results of operations. Historically, the difference between our estimates and actual results has not been material.

Allowance for doubtful accounts. We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to charge off our uncollectible accounts through an entry to bad debt expense included in general and administrative expense in our consolidated statement of operations. Our allowances for doubtful accounts at December 31, 2008 and 2009 were $168,000 and $90,000, respectively. Historically, the difference between our estimates and actual results has not been material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 WebMediaBrands Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WebMediaBrands Inc. (formerly known as Jupitermedia Corporation)

We have audited the accompanying consolidated balance sheets of WebMediaBrands Inc. (formerly known as Jupitermedia Corporation) and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebMediaBrands Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    Grant Thornton LLP
Melville, New York
March 31, 2010

WebMediaBrands Inc.

Consolidated Balance Sheets
December 31, 2008 and 2009
(in thousands, except share and per share amounts)

	December 31, 2008	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,755	$15,012
Accounts receivable, net of allowances of $168 and $90, respectively	455	500
Income taxes receivable	2,941	2,379
Prepaid expenses and other current assets	929	500
Assets of discontinued operations	20,578	—
Total current assets	28,658	18,391
Property and equipment, net	1,649	1,086
Intangible assets, net	2,002	990
Goodwill	16,314	9,495
Investments and other assets	2,549	1,051
Assets held for sale and of discontinued operations	113,844	2,000
Total assets	$165,016	$33,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$701	$566
Accrued payroll and related expenses	1,109	811
Accrued expenses and other current liabilities	4,971	2,516
Current portion of long-term debt	81,213	—
Deferred revenues	1,204	955
Liabilities of discontinued operations	28,153	—
Total current liabilities	117,351	4,848
Loan from related party	—	6,197
Deferred revenues	108	92
Deferred income taxes	2,190	1,122
Other long-term liabilities	7,764	586
Liabilities of discontinued operations	2,727	—
Total liabilities	130,140	12,845
Commitments and contingencies (see note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 36,032,152 and 37,060,723 shares issued at December 31, 2008 and 2009, respectively	360	371
Additional paid-in capital	273,324	280,556
Accumulated deficit	(234,479)	(260,680)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive income (loss)	(4,223)	27
Total stockholders’ equity	34,876	20,168
Total liabilities and stockholders’ equity	$165,016	$33,013

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2009
(in thousands, except per share data)

	Year Ended December 31,
	2008	2009
Revenues	$8,858	$6,103
Cost of revenues	5,279	4,217
Advertising, promotion and selling	2,179	1,759
General and administrative	19,113	11,272
Depreciation	588	698
Amortization	2,999	333
Impairment	4,617	13,296
Restructuring charge	—	876
Total operating expenses	34,775	32,451
Operating loss from continuing operations	(25,917)	(26,348)
Other income (loss), net	(59)	106
Interest income	13	164
Interest expense	(7,152)	(1,902)
Loss on extinguishment of debt	—	(2,105)
Loss on fair value of interest rate swap	—	(6,732)
Loss from continuing operations before income taxes	(33,115)	(36,817)
Provision (benefit) for income taxes	8,074	(3,248)
Loss from continuing operations	(41,189)	(33,569)
Loss from discontinued operations	(64,842)	(1,724)
Gain on sale of discontinued operations	—	8,195
Provision (benefit) for income taxes from discontinued operations	10,650	(897)
Net loss	$(116,681)	$(26,201)
Income (loss) per share:
Basic
Loss from continuing operations	$(1.14)	$(0.92)
Income (loss) from discontinued operations	(2.10)	0.20
Net loss	$(3.24)	$(0.72)
Diluted
Loss from continuing operations	$(1.14)	$(0.92)
Income (loss) from discontinued operations	(2.10)	0.20
Net loss	$(3.24)	$(0.72)
Shares used in computing loss per share:
Basic	35,967	36,516
Diluted	35,967	36,516

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2009
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2008	36,029,651	$360	$266,858	$(117,798)	$(106)	$7,678	$156,992	$
Exercise of stock options	2,501	—	7	—	—	—	7	—
Excess tax benefit from employee stock option exercises	—	—	1,813	—	—	—	1,813	—
Stock-based compensation, net of forfeitures	—	—	4,646	—	—	—	4,646	—
Net unrealized loss on interest rate swap	—	—	—	—	—	(2,578)	(2,578)	(2,578)
Foreign currency translation adjustment	—	—	—	—	—	(9,323)	(9,323)	(9,323)
Net loss	—	—	—	(116,681)	—	—	(116,681)	(116,681)
Balance at December 31, 2008	36,032,152	360	273,324	(234,479)	(106)	(4,223)	34,876	(128,582)
Exercise of stock options	1,028,571	11	264	—	—	—	275	—
Excess tax benefit from employee stock option exercises	—	—	3,969	—	—	—	3,969	—
Stock-based compensation, net of forfeitures	—	—	2,706	—	—	—	2,706	—
Non-cash capital contribution	—	—	293	—	—	—	293	—
Net unrealized loss on interest rate swap	—	—	—	—	—	320	320	320
Reclassification adjustment for loss included in net loss related to the interest rate swap						4,328	4,328	4,328
Foreign currency translation adjustment	—	—	—	—	—	(1,561)	(1,561)	(1,561)
Reclassification adjustment for loss included in net loss related to foreign currency translation						1,163	1,163	1,163
Net loss	—	—	—	(26,201)	—	—	(26,201)	(26,201)
Balance at December 31, 2009	37,060,723	$371	$280,556	$(260,680)	$(106)	$27	$20,168	$(21,951)

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2009
(in thousands)

	Year Ended December 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(116,681)	$(26,201)
Less: Loss from discontinued operations, net of taxes	(75,492)	(827)
Less: Gain on sale of discontinued operations, net of taxes	—	8,195
Loss from continuing operations	$(41,189)	(33,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on fair value of swap	—	6,732
Impairment	4,617	13,296
Depreciation and amortization	3,587	1,031
Stock-based compensation	3,592	2,090
Provision for losses on accounts receivable	76	9
Other income (loss), net	18	230
Amortization of debt issue costs	208	19
Loss on extinguishment of debt	—	2,105
Deferred income taxes	5,460	(3,978)
Excess tax benefit from stock-based compensation	(1,813)	(3,969)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	647	(58)
Prepaid expenses and other assets	1,173	4,648
Accounts payable and other accrued expenses	(131)	(3,133)
Deferred revenues	(178)	(265)
Discontinued operations	36,097	602
Net cash provided by (used in ) operating activities	12,164	(14,210)
Cash flows from investing activities:
Purchases of property and equipment	(1,323)	(570)
Acquisitions of businesses and other	(1,369)	(2,678)
Proceeds from sale of discontinued operations	—	106,806
Discontinued operations	(9,855)	(217)
Net cash (used in) provided by investing activities	(12,547)	103,341
Cash flows from financing activities:
Borrowings from related party	—	7,197
Borrowings under credit facilities	3,900	—
Settlement of interest rate swap	—	(6,732)
Debt issuance costs	(483)	(364)
Repayment of borrowings from related party	—	(1,000)
Repayment of borrowings under credit facilities	(6,813)	(81,213)
Proceeds from exercise of stock options	7	275
Excess tax benefit from stock-based compensation	1,813	3,969
Net cash used in financing activities	(1,576)	(77,868)
Effect of exchange rates on cash	(1,587)	(6)
Net increase (decrease) in cash and cash equivalents	(3,546)	11,257
Cash and cash equivalents, beginning of year	7,301	3,755
Cash and cash equivalents, end of year	$3,755	$15,012
Supplemental disclosures of cash flow:
Cash refund of income taxes, net	$1,026	$1,320
Cash paid for interest	$7,008	$1,855
Non-cash investing activities:
Acquisitions of long-lived assets	$372	$28
Accrued acquisition contingency	$61	$1,556

See notes to consolidated financial statements.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008 and 2009

1. THE COMPANY

WebMediaBrands Inc. (f/k/a Jupitermedia Corporation) (“WebMediaBrands” or the “Company”) is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals.

On February 23, 2009, the Company announced the closing of the previously announced sale of its Online images business, or Jupiterimages, to Getty Images, Inc. (“Getty Images”) pursuant to the terms and conditions of a stock purchase agreement dated October 22, 2008 for an aggregate purchase price of $96.0 million in cash, subject to a working capital purchase price adjustment (the “Images Sale”). On March 23, 2010, the Company entered into a settlement and release agreement with Getty Images that entitles Getty Images to receive the $2.0 million that was placed in escrow pursuant to the stock purchase agreement in full and complete satisfaction of all claims related to the purchase price adjustment and claims related to certain long-term tax liabilities. See note 5 for additional disclosure information.

On November 30, 2009, the Company announced the closing of the previously announced sale of the assets related to the Internet.com business, (the "Business Assets") to Quinstreet, Inc. pursuant to an asset purchase agreement dated August 7, 2009 for an aggregate purchase price of $18.0 million in cash, subject to a working capital purchase price adjustment (the "Internet.com Sale"). See note 5 for additional disclosure information.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Revenue recognition. WebMediaBrands generates its revenues from the following primary sources: job postings on its specialized career Website; online and in-person courses; the sale of advertising on its Websites; trade shows; and paid subscriptions.

Online job boards. WebMediaBrands generates fees charged for online job postings on mediabistro.com. WebMediaBrands recognizes revenue ratably in the period in which the job postings are displayed.

Online and in-person courses. WebMediaBrands offers online and in-person courses for media and business professionals. WebMediaBrands generates revenues from attendee registrations and recognizes revenue ratably as classes are held.

Advertising revenues. WebMediaBrands recognizes advertising revenue ratably in the period in which the advertising is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. WebMediaBrands typically sells its advertising based on the delivery of a minimum number of advertising impressions.

Trade shows. WebMediaBrands produces trade shows and panels for media and business professionals. WebMediaBrands generates revenues from attendee registrations, the purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space and advertiser and vendor sponsorships. WebMediaBrands recognizes revenue from trade shows in the period in which the trade show is held.

Paid subscription revenues. Paid subscription services relate to member subscriptions to paid services, FreelanceMarketplace.com and AvantGuild.com, which the Company sells through mediabistro.com. WebMediaBrands recognizes revenue from subscriptions ratably over the subscription period. Deferred revenues relate to the portion of collected subscription fees that has not yet been recognized as revenue.

Use of estimates in the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in WebMediaBrands’s consolidated financial statements. Actual results could differ from those estimates.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

Concentration of credit risk. Financial instruments that potentially subject WebMediaBrands to concentration of credit risk consist primarily of cash and accounts receivable. In general, WebMediaBrands invests its excess cash in savings and business money market accounts. WebMediaBrands’s cash balances are in excess of federal depository insurance limitations. WebMediaBrands has not experienced any losses on its deposits of cash and cash equivalents. WebMediaBrands’s concentration of credit risk with respect to accounts receivable is limited due to its large number of customers and their dispersion across many geographic areas. No single customer represented 10% or more of its total revenue or accounts receivable in any of the periods presented.

Cash and cash equivalents. WebMediaBrands considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2008 and 2009, WebMediaBrands had no investments with maturities greater than three months.

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. WebMediaBrands paid variable interest rates on its long-term debt. As such, the fair value approximated the carrying value of the long-term debt because the interest rates associated with the debt fluctuate with market rates. See note 11 for further disclosure regarding the Company’s long-term debt.

Fair Value Measurements. Certain assets and liabilities of WebMediaBrands are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable, debt and accounts payable approximate their carrying values. The Company also has other assets or liabilities that it records at the fair value, such as its interest rate swap contracts, long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1	Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2
Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3	Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

Allowance for doubtful accounts. WebMediaBrands estimates its allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of its customers is difficult to estimate. Should future uncollectible amounts not reflect its current estimates, WebMediaBrands would be required to charge off its uncollectible accounts through an entry to bad debt expense included in general and administrative expense in its consolidated statement of operations.

Property and equipment. Property and equipment have been recorded at cost or their estimated fair value if acquired during a business combination at the date of acquisition, and depreciated over their estimated useful lives. Depreciation of computer equipment and software is provided for by the straight-line method over estimated useful lives of three years. Depreciation of furniture, fixtures and equipment is provided for by the straight-line method over estimated useful lives ranging from five to ten years. Depreciation of buildings is provided for by the straight-line method over estimated useful life of forty years. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. Amortization of leasehold improvements is included in depreciation expense.

Goodwill and other intangible assets. In accordance with the accounting standard related to goodwill and other intangible assets, goodwill and other intangible assets with indefinite useful lives are no longer amortized but are reviewed periodically for impairment.

The provisions of the accounting standard related to goodwill and other intangible assets require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. WebMediaBrands evaluates goodwill on a separate reporting unit basis in the fourth quarter each year. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. See note 6 for additional disclosure information.

The significant estimates and assumptions management uses in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

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

The accounting pronouncement related to goodwill and other intangible assets also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment in accordance with the accounting pronouncement related to long-lived assets.

Impairment of long-lived assets. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values have been determined based upon estimated future cash flows. See note 6 for additional disclosure information.

Advertising and promotion expense. WebMediaBrands expenses advertising and promotion costs as incurred. Advertising and promotion expense was $898,000 and $278,000 for the years ended December 31, 2008 and 2009, respectively.

Income taxes. WebMediaBrands accounts for income taxes in accordance with the accounting standard related to income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using presently enacted statutory tax rates. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. The accounting standard related to income taxes also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

WebMediaBrands adopted the accounting pronouncement related to income taxes on January 1, 2007 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. WebMediaBrands reports penalties and tax-related interest expense as a component of income tax expense in the consolidated statements of operations.

Self-insurance. WebMediaBrands is self-insured for its health and welfare costs. The Company's liability for health and welfare claims includes an estimate for claims incurred but not yet reported and is limited by the Company's stop loss policy. This liability is included in accrued payroll and related expenses on the consolidated balance sheets for the years ended December 31, 2008 and 2009.

Stock-based compensation. Effective January 1, 2006, WebMediaBrands adopted the accounting pronouncement related to stock-based compensation. Among its provisions, the pronouncement requires WebMediaBrands to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. WebMediaBrands’s policy is to grant stock options with an exercise price equal to or greater than the fair value on the date of grant. WebMediaBrands amortizes stock-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for stock-based payments expected to vest. WebMediaBrands estimates forfeitures at the date of grant based on WebMediaBrands’s historical experience and future expectations.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

Recent accounting pronouncements. Effective January 1, 2009, the Company adopted the accounting pronouncement related to business combinations. The pronouncement establishes revised principles and requirements for how the Company will recognize and measure assets acquired and liabilities assumed in a business combination. The pronouncement is effective for business combinations completed by the Company on or after January 1, 2009.

On January 1, 2009, the Company adopted the accounting pronouncement related to the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This pronouncement also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2009, the Company adopted the accounting pronouncement related to noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial statements at January 1, 2009.

On January 1, 2009, the Company adopted the accounting pronouncement related to disclosures about derivative instruments and hedging activities, which requires additional disclosures that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial statements.

On June 30, 2009, the Company adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. The disclosure requirements are required to be included in the Company’s consolidated financial statements beginning with the quarter ended June 30, 2009, and have not had an impact on the Company’s financial statements.

On June 30, 2009, the Company adopted the accounting pronouncement related to the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company now recognizes in its consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing its consolidated financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are now disclosed in a footnote. In accordance with this pronouncement, the Company evaluated events and transactions after the close of its consolidated balance sheet on December 31, 2009, until the date of the Company’s Annual Report on Form 10-K filing with the SEC on March 31, 2010, for potential recognition or disclosure in the Company’s consolidated financial statements.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

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

In June 2009, the FASB issued an accounting pronouncement related to transfers and servicing of assets and liabilities and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. The pronouncement is effective for fiscal years beginning after November 15, 2009. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement related to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The pronouncement is effective for the Company beginning January 1, 2010. The effect of adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued amendments to the accounting pronouncement for variable interest entities (“VIEs”) and for transfers of financial assets. The amendments require an enterprise to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE. The amendment will be effective for the Company on January 1, 2010. The adoption of these amendments did not have a material impact on the Company’s financial statements.

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

In October 2009, the FASB issued an accounting pronouncement which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. Full retrospective application of the new guidance is optional. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

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

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

Computations of basic and diluted loss per share for the years ended December 31, 2008 and 2009 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2009
Loss from continuing operations	$(41,189)	$(33,569)
Loss from discontinued operations	(64,842)	(1,724)
Gain on sale of discontinued operations	—	8,195
Provision (benefit) for income taxes from discontinued operations	10,650	(897)
Net loss	$(116,681)	$(26,201)

Basic weighted average common shares outstanding	35,967	36,516
Effect of dilutive stock options	—	—
Total basic weighted average common shares and dilutive stock options	35,967	36,516

Loss Per Share:
Basic
Loss from continuing operations	$(1.14)	$(0.92)
Income (loss) from discontinued operations	(2.10)	0.20
Net loss	$(3.24)	$(0.72)
Diluted
Loss from continuing operations	$(1.14)	$(0.92)
Income (loss) from discontinued operations	(2.10)	0.20
Net loss	$(3.24)	$(0.72)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted earnings per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2008	2009
Number of anti-dilutive stock options	6,848	5,698
Weighted average exercise price	$2.60	$1.53

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31, 2008	December 31, 2009
Computer equipment and software	$8,325	$1,470
Furniture, fixtures and equipment	1,040	456
Leasehold improvements	1,101	960
	10,466	2,886
Less: Accumulated depreciation	(8,817)	(1,800)
Property and equipment, net	$1,649	$1,086

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

WebMediaBrands recorded a non-cash impairment charge of $86,000 to reduce the carrying value of property and equipment during the fourth quarter of 2008. See note 6 for additional disclosure information.

5. ASSETS HELD FOR SALE AND OF DISCONTINUED OPERATIONS

As a result of the Images Sale, WebMediaBrands is accounting for the operations of its Online images business as a discontinued operation. The carrying value of the net assets of the Online images business at the time of the Images Sale was $82.0 million and the sale of the Online images business resulted in a gain of $6.6 million. Company revenues from the discontinued Online images business for the years ended December 31, 2008 and 2009 were $96.3 million and $11.9 million, respectively.  Loss from discontinued operations of Jupiterimages for year ended December 31, 2009 of $530,000 was net of income taxes of $738,000. The provision for income taxes from discontinued operations was primarily due to the reversal of the income tax benefit previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 net operating losses to 2006.  The income tax provision was partially offset by the reversal of the interest related to uncertain tax positions and other adjustments recognized on the 2006 amended federal income tax return.  See note 13 for further discussion of these amended returns. Prior year financial results have been presented to reflect WebMediaBrand’s Online images segment as a discontinued operation.

Assets and liabilities of the discontinued operations of Jupiterimages were as follows (in thousands):

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

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

As a result of the Internet.com Sale, WebMediaBrands is accounting for the operations of its Internet.com business as a discontinued operation. The carrying value of the net assets of the Internet.com business at the time of the Internet.com Sale was $12.9 million and the sale of the Internet.com business resulted in a gain of $1.6 million. Company revenues from the discontinued Internet.com business for the years ended December 31, 2008 and 2009 were $23.3 million and $14.1 million, respectively.  Loss from discontinued operations for year ended December 31, 2009 of $297,000 was net of income taxes of $159,000.

Assets and liabilities of the discontinued operations of Internet.com were as follows (in thousands):

December 31, 2008
Accounts receivable	$6,011
Prepaids and other current assets	82
Current deferred income taxes	53
Property and equipment, net	769
Intangible assets, net	1,058
Goodwill	9,748
Deferred income taxes	923
Other assets	15
Total assets	$18,659

Accounts payable	$373
Accrued payroll and related expenses	448
Accrued expenses and other current liabilities	117
Deferred revenue	1,144
Total liabilities	$2,082

Assets and liabilities of discontinued operations also include assets of $300,000 and liabilities of $133,000 of our former majority-owned Japanese subsidiary, which the Company sold during the first quarter of 2009.

As a result of the Images Sale, the Company decided to sell the remaining assets of the former Online images business. Accordingly, assets held for sale include the carrying value of the Company’s building and land in Peoria, Illinois. The carrying value of this property was $3.7 million and $2.0 million as of December 31, 2008 and December 31, 2009, respectively. Because of declining real estate markets throughout 2009, the Company listed the facility for sale at an amount that was less than the carrying value.  As a result, the Company recorded a non-cash impairment charge of $1.9 million during 2009. The Company expects to sell the facility by the end of 2010.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

6. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

During 2008 and 2009, in conjunction with its annual impairment tests, WebMediaBrands identified indicators that certain of its long-lived assets may be impaired. These indicators included a downturn in the U.S. and global economy that impacted the projected operations and cash flows of its business. As a result, during the year ended December 31, 2008, WebMediaBrands recorded a non-cash impairment charge of $4.6 million to reduce the carrying amounts of amortized intangible assets and property and equipment to fair value under the accounting pronouncement related to long-lived assets. During the year ended December 31, 2009, WebMediaBrands recorded a non-cash impairment charge of $291,000 to reduce the carrying amounts of amortized intangible assets to fair value. The 2008 impairment charge was not tax deductible because the acquisition that gave rise to the intangible assets was structured as a stock transaction. The impairment charges, which are included as a component of impairment in the consolidated statements of operations for the years ended December 31, 2008 and 2009, are presented below by intangible asset (in thousands):

Year Ended December 31, 2008
Customer relationships	$4,184
Non-compete agreements	179
Content development	108
Website development costs	60
Total	$4,531

Year Ended December 31, 2009
Copyrights and trademarks	$126
Customer relationships	115
Website development costs	44
Non-compete agreements	6
Total	$291

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2008
	Cost	Accumulated Amortization	Net Carrying Value
Customer and distributor relationships	$2,009	$(1,954)	$55
Website development costs	289	(219)	70
Trademarks	4,148	(3,590)	558
Total	$6,446	$(5,763)	$683

	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$15	$—	$15
Content development costs	72	(17)	55
Total	$87	$(17)	$70

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. Website development costs are amortized over three years and content development costs are amortized over a two year period. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31:
2010	$41
2011	24
2012	5
$70

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

Unamortized Intangible Assets and Goodwill

WebMediaBrands’s impairment test during 2009 also resulted in a non-cash impairment charge of $11.1 million related to the write-down of goodwill and domain names.  The significant majority of this impairment charge is not tax deductible because the acquisition that gave rise to most of the carrying value of the Company’s goodwill and domain names was structured as a stock transaction. There was no impairment charge by the Company for unamortized intangible assets and goodwill for the year ended December 31, 2008.  The impairment charge, which is included as a component of Impairment in the 2008 and 2009 consolidated statements of operations, is presented below by intangible asset (in thousands):

	Year Ended December 31, 2009
	Pre-Tax	Tax Benefit	After-Tax
Goodwill	$10,675	$—	$10,675
Domain names	468	—	468
Total	$11,143	$—	$11,143

The tax benefit of $864,000 related to goodwill impairment for the year ended December 31, 2009 was subject to a full valuation allowance.

The fair value of goodwill is the residual fair value after allocating the total fair value of a reporting unit to its other assets, net of liabilities. The total fair value of each reporting unit was estimated using a combination of a discounted cash flow model (present value of future cash flows) and two market approach models (a multiple of various metrics based on comparable businesses and market transactions).

The fair value of the domain names was calculated by estimating the present value of future cash flows associated with the assets.

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31,
	2008	2009
Domain names	$1,319	$920
Total	$1,319	$920

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2009 are as follows (in thousands):

Balance as of January 1, 2008	$14,304
Purchase accounting adjustments	2,010
Balance as of December 31, 2008	16,314
Goodwill acquired during year	2,300
Accrued acquisition contingency	1,556
Impairment	(10,675)
Balance as of December 31, 2009	$9,495

Purchase accounting adjustments pertain primarily to purchase price adjustments made in finalizing the valuation of the fair value of certain assets purchased in conjunction with the acquisition of Mediabistro.com Inc.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	Year Ended December 31,
	2008	2009
Customer overpayments	$768	$506
Accrued professional fees	534	248
Accrued property and capital taxes	66	196
Accrued acquisition contingencies	—	967
Other	3,603	599
Accrued expenses and other current liabilities	$4,971	$2,516

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2008	2009
Foreign currency translation adjustments	$426	$27
Net unrealized loss on interest rate swap	(4,649)	—
Total accumulated other comprehensive loss	$(4,223)	$27

The Swap Agreement was terminated and reclassed into income during 2009. See note 11 for additional disclosure information.

9. SEGMENT INFORMATION

Segment information is presented in accordance with the accounting pronouncement related to segment reporting. This pronouncement is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business. As a result of the Images and Internet.com Sales described in note 5, the Company now operates in one reportable segment. The Company’s remaining segment is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

10. ACQUISITIONS

On April 29, 2009 WebMediaBrands acquired the assets of BrandsoftheWorld for $1.5 million in cash. BrandsoftheWorld is a user generated content site where readers view and download more than 160,000 vector format brands and logos. The acquisition of BrandsoftheWorld complements WebMediaBrands’s existing content and product offerings. The total purchase price has been allocated to the assets based on their respective fair values.

The following table summarizes the final purchase price allocation of the acquisition of BrandsoftheWorld (in thousands):

Goodwill	$1,308
Customer relationships	145
Domain names	49
Web site development costs	30
Non-compete agreement	8
Total assets acquired	$1,540

The intangible assets subject to amortization were being amortized on a straight-line basis over three years. However, due to the non-cash impairment charge recorded in the fourth quarter of 2009, the carrying amounts of the assets listed above have been reduced to zero. The goodwill associated with the acquisition of BrandsoftheWorld is deductible for tax purposes. See note 6 for further discussion on intangible assets and goodwill.

The acquisition of BrandsoftheWorld is not material to WebMediaBrands as a whole and therefore, pro forma financial information is not presented.

The following table summarizes the cash paid by WebMediaBrands’s for additional acquisitions during the years ended December 31, 2008 and 2009 (dollars in thousands):

	Year Ended December 31,
	2008	2009
Number of acquisitions	—	2

Total aggregate purchase price	$—	$1,000

The acquisitions presented in the above table were not material, individually or in the aggregate, to WebMediaBrands as a whole and, therefore, pro forma financial information is not presented. The amounts presented above have been allocated to goodwill on a preliminary basis. Both of the asset purchase agreements include a two year earn-out that could result in additional cash consideration. The Company recorded a liability of $1.6 million for the estimated consideration to be paid. $967,000 of liability represents the earn-out expected to be paid by the end of 2010 and is included in accrued expenses and other current liabilities. The remaining $589,000 is included in other long-term liabilities on the consolidated balance sheet at December 31, 2009. The maximum potential earn-out is unlimited under one of the acquisition agreements. The other acquisition agreement has a $2.4 million maximum earn-out.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

11. DEBT AND DERIVATIVE INSTRUMENT

WebMediaBrands was party to a Credit and Security Agreement, dated as of July 12, 2007 (the “Credit Agreement”), with lenders (the “Lenders”), KeyBank National Association, as the lead arranger, sole book runner and administrative agent (the “Administrative Agent”), and Citizens Bank, N.A., as Syndication Agent. The Credit Agreement provided for a $115.0 million senior credit facility. The senior credit facility was comprised of (i) a $75.0 million term loan facility, that was drawn in full on July 12, 2007, and (ii) a $40.0 million revolving credit facility, including a $2.0 million sublimit for letters of credit and a $5.0 million swingline facility. In connection with the Images Sale described in note 5, the Company terminated the Credit Agreement with KeyBank and applied approximately $82.0 million of the gross proceeds from the Sale to repay all outstanding indebtedness under the Credit Agreement other than (a) a $500,000 letter of credit previously issued by KeyBank, on behalf of the Lenders, pursuant to the Credit Agreement, which has been fully cash collateralized by the Company and (b) the Swap Agreement described in more detail below. WebMediaBrands expensed $2.1 million in unamortized debt issuance costs related to the Credit Agreement during the first quarter of 2009.

Pursuant to the Credit Agreement, WebMediaBrands also entered into a derivative interest rate swap (the “Swap Agreement”) that was to mature in July 2013, which had been designated as a cash flow hedge. The objective of the hedge was to eliminate the variability of cash flows in the interest payments of $50.0 million of variable rate debt. Under this agreement, WebMediaBrands received a floating rate based on the LIBOR interest rate, and paid a fixed rate of 5.58% on the notional amount. Due to the termination of the Credit Agreement, the derivative interest rate swap no longer met the criteria of hedge accounting under the accounting pronouncement related to derivative instruments and hedging activities. As a result, during the year ended December 31, 2009, the Company recorded a charge of $6.7 million as loss on fair value of interest rate swap in the consolidated statement of operations. As described in more detail below, the Swap Agreement was terminated on May 29, 2009.

As required by the accounting pronouncement related to derivative instruments and hedging activities, all derivative instruments are recorded in the consolidated balance sheet at fair value as derivative assets or derivative liabilities. Subject to specific qualifying conditions in the accounting pronouncement related to derivative instruments and hedging activities, a derivative instrument may be designated either as a hedge of the fair value of an asset or liability (fair value hedge), or as a hedge of the variability of cash flows of an asset or liability or forecasted transaction (cash flow hedge). Gains and losses on derivative instruments designated as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of stockholders’ equity, and subsequently reclassified to earnings to offset the impact of the hedged items when they occur. In the event the forecasted transaction to which a cash flow hedge relates is no longer likely, the amount in accumulated other comprehensive income is recognized in earnings and generally the derivative is terminated. Changes in the fair value of derivatives not qualifying as hedges, and for any portion of a hedge that is ineffective, are reported in earnings. The net interest paid or received on an interest rate swap is recognized as interest expense. Gains resulting from the early termination of interest rate swap agreements are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the terminated swap.

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

For the Years Ended December 31, 2008 and 2009

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

On May 29, 2009, WebMediaBrands paid off and terminated its Swap Agreement using the proceeds of a $7.2 million loan to the Company from Mr. Meckler (the “Meckler Loan”). The Company obtained the Meckler Loan and paid off and terminated the Swap Agreement in order to restructure and eliminate the Company’s ongoing obligations under the Swap Agreement and preserve working capital. In connection with these transactions, the Company entered into various security agreements to secure the Meckler Loan, as described in more detail below, and terminated various agreements securing the Swap Agreement, and Swap Security Agreement. WebMediaBrands made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009.

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

For the Years Ended December 31, 2008 and 2009

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

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at December 31, 2009. There are no future minimum principal payments under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013, $191,000 for the year ended December 31, 2014 and $6.0 million thereafter. Interest expense on the Note was $481,000 during the year ended December 31, 2009.

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

The Company Loan Documents were approved by all of the independent members of the Company’s Board of Directors, each of whom also has no direct or indirect interest in the Company Loan Documents or Mediabistro Documents, following Mr. Meckler’s disclosure to those disinterested directors of the terms of the Company Loan Documents and Mediabistro Documents.

Interest expense, as shown in the accompanying consolidated statements of operations was as follows (in thousands):

	2008	2009
Interest expense	$7,152	$1,902

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

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

13. INCOME TAXES

WebMediaBrands’s income tax provision (benefit) for each of the years presented is determined in accordance with the accounting pronouncement related to income taxes.

Loss from continuing operations before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2008	2009
United States	$(32,914)	$(36,725)
Foreign	(201)	(92)
Loss from continuing operations before taxes	$(33,115)	$(36,817)

The components of the income tax provision (benefit) as shown in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2008	2009
Current income tax benefit
Federal	$(307)	$(1,895)
State and local	—	(151)
Total current income tax benefit	(307)	(2,046)
Deferred income tax provision (benefit)
Federal	8,568	(1,201)
State and local	(179)	10
Foreign	(9)	(11)
Total deferred income tax provision (benefit)	8,381	(1,202)
Income tax provision (benefit)	$8,074	$(3,248)

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

A summary of WebMediaBrands’s deferred income tax assets and liabilities as of December 31, 2008 and 2009 is as follows (in thousands):

	Year Ended December 31,
	2008	2009
Deferred income tax assets:
Net operating losses	$5,312	$23,306
Capital loss carryforward	—	44,579
Amortization and impairment of goodwill and long-lived assets	132	—
Interest rate swap	2,910	—
Reserves recorded for financial reporting purposes	31	51
Stock-based compensation	3,059	4,593
Other	931	951
Total deferred income tax assets	12,375	73,480
Less valuation allowance	(12,375)	(73,480)
Net deferred income tax assets	—	—
Deferred income tax liabilities:
Amortization of intangible assets	(618)	(331)
Depreciation of property and equipment	(1,543)	(785)
Other	(29)	(6)
Total deferred income tax liabilities	(2,190)	(1,122)
Net deferred income tax liabilities	$(2,190)	$(1,122)

The income tax provision recorded in 2008 is primarily related to the establishment of a valuation allowance on certain deferred tax assets that were recorded as of December 31, 2007.

WebMediaBrands recorded an income tax benefit of $3.3 million during the year ended December 31, 2009. During the year ended December 31, 2009, the tax benefit for income taxes consisted primarily of a net tax benefit of $3.1 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income (loss) to loss from continuing operations.  In addition, an income tax benefit of $854,000 was recognized for the impairment of unamortized intangible assets and an additional income tax benefit of $208,000 was recorded for the reversal of a portion of the reserve for uncertain tax positions. The income tax benefit was partially offset by a provision for income taxes of $970,000, which was primarily due to the reversal of the income tax benefit, previously recognized on the carryforward of 2005 net operating losses ("NOLs") and the carryback of 2007 and 2008 NOLs to 2006. The 2006 federal income tax return was amended during the third quarter of 2009 in order to include stock option expense and other adjustments that were not included in the original 2006 return. Along with the amendment of its 2006 federal income tax return, the Company previously amended its 2004 and 2005 federal income tax returns for additional stock option deductions. Those deductions resulted in a benefit of $4.0 million to additional paid-in capital during the year ended December 31, 2009.

The valuation allowance as of December 31, 2008 and 2009 was $12.4 million and $73.5 million, respectively. Included in the $61.1 million change is an increase to the valuation allowance of $44.6 million related to the Images Sale and NOL carryforwards of $9.6 million related to the Internet.com Sale. The income tax benefit and offsetting valuation allowance for these items were recorded as a component of gain on sale of discontinued operations in the consolidated statements of operations for the year ended December 31, 2009.

WebMediaBrands’s unrecognized tax benefits were decreased by $1.2 million during the year ended December 31, 2009. The decrease was due primarily to the amendment of WebMediaBrands’s 2005 and 2006 federal income tax returns that resulted in an increase of taxable income for items that were previously classified as uncertain tax positions. The increase in taxable income was offset by the additional stock option deductions mentioned above. The Company also reversed a liability of $239,000 related to interest expense that was previously accrued on the $1.1 million of unrecognized tax benefits mentioned above.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

Based on current projections, management believes that it is more likely than not that WebMediaBrands will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, a valuation allowance has been established against deferred tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized for income tax purposes.

At December 31, 2009, WebMediaBrands had deferred income tax assets associated with NOL carryforwards of $23.3 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. WebMediaBrands established an additional valuation allowance of $16.7 million against the deferred tax assets attributable to NOL carryforwards during 2009.

Tax benefits of $1.8 million and $4.0 million associated with the exercise of stock options were recorded in additional paid-in capital in 2008 and 2009, respectively. The 2008 and 2009 tax benefit were attributable to an amendment of the 2005 and 2006 federal income tax returns for stock option exercises not reported in the original federal income tax returns.

WebMediaBrands’s deferred income tax assets at December 31, 2009 with respect to net operating losses expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2024 and 2029	$19,503	$57,363
United States (State), expiring between 2010 and 2028	3,770	69,068
Foreign, expiring between 2010 and 2027	33	116
Total	$23,306	$126,547

Additionally, WebMediaBrands has capital loss carryforwards of $112.0 million, which will expire by 2014. Based on current projections, management believes that it is more likely than not that WebMediaBrands will have insufficient capital gain income to allow recognition of these carryforwards. Accordingly, a valuation allowance has been established against the deferred tax asset.

A reconciliation setting forth the difference between the amount of taxes computed at WebMediaBrands’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2008	2009
Income tax expense based on federal statutory rate	$(11,260)	$(12,518)
State and local tax expense, net of U.S. federal income tax	(1,595)	(1,576)
Change in valuation allowance	13,008	8,055
Non-deductible expenses	7,691	2,954
Foreign rate differential	2	3
Other	228	(166)
Total	$8,074	$(3,248)

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

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

WebMediaBrands conducts business globally and, as a result, WebMediaBrands or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Through the normal course of business, WebMediaBrands is subject to examination by taxing authorities throughout the world. WebMediaBrands remains open for examination by the Internal Revenue Service (“IRS”) for 2006 and subsequent years. With limited exception, the Company is no longer subject to state and local or non-U.S. income tax audits by taxing authorities for years prior to 2005. In addition, for years prior to 2005 in which NOLs were generated, the tax authorities could adjust the NOL carryovers up to the amount of the NOL carryover.

As of December 31, 2008, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities in the consolidated balance sheet was $256,000 and $34,000, respectively. As of December 31, 2009, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities was $23,000 and $8,000, respectively.

It is reasonably possible that a reduction in a range up to $53,000 of unrecognized income tax benefits may occur within the next 12 months as a result of projected resolutions of worldwide tax disputes and expiration of statute of limitations.

A reconciliation of our beginning and ending unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2009	$1,306
Reduction for amended tax returns	(1,082)
Reduction for expiration of statute of limitations	(43)
Reduction for settled liabilities	(96)
Balance at December 31, 2009	$85

As of December 31, 2008 and December 31, 2009, the total amount of unrecognized tax benefits was $1.3 million and $85,000, respectively, all of which would affect the effective tax rate, if recognized, as of December 31, 2009.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

14. COMMITMENTS AND CONTINGENCIES

WebMediaBrands has entered into operating leases for both of its office facilities. Generally under the lease agreements, WebMediaBrands is obligated to pay a proportionate share of all operating costs for these premises. Rent expense for leased facilities was $666,000 and $744,000 for the years ended December 31, 2008 and 2009, respectively.  The Company had sublease income of $0 and $8,000 during the years ended December 31, 2008 and 2009, respectively.

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Years Ending December 31,	Operating Leases
2010	$746
2011	1,025
2012	958
2013	399
2014 and thereafter	--
Total minimum payments	$3,128

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2009 are $46,000.

15. WORKFORCE REDUCTION PLAN

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, WebMediaBrands executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced the Company’s workforce by 67 full-time employees. During the first quarter of 2009, WebMediaBrands recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as restructuring charge in the consolidated statements of operations. As of December 31, 2009, all severance related to the workforce reduction plan had been paid.

16.  LEASE TERMINATION

WebMediaBrands entered into a lease termination agreement for its facility in Darien, Connecticut. Pursuant to the lease termination, WebMediaBrands recognized expense of $150,000 for the lease termination and $158,000 for the forfeiture of the related security deposit and recorded the expense as a component of restructuring charge in the consolidated statement of operations.  All liabilities related to the lease termination had been paid as of December 31, 2009.

WebMediaBrands is subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of WebMediaBrands.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

17. EMPLOYEE BENEFIT PLAN

WebMediaBrands has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. WebMediaBrands may also make contributions each year for the benefit of all eligible employees under the plan. WebMediaBrands did not make discretionary contributions to the defined contribution plan in 2008 and 2009.

18. STOCK INCENTIVE PLAN

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

Subject to certain antidilution adjustments, 4,353,279 shares of WebMediaBrands common stock may be issued under the 2008 Plan, and up to 5,697,758 shares of common stock (as of December 31, 2009) underlying outstanding awards granted under the 1999 Plan and 2008 Plan that remain undelivered following any expiration, cancellation, forfeiture, cash settlement, or other termination of such awards, may also be available for grant under the 2008 Plan.

Stock options granted in 2008 and 2009 have a five year term. Stock option grants vest equally on each of the first three anniversaries of their respective grant dates. WebMediaBrands issues new shares of common stock upon the exercise of stock options.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2008	2009
Risk-free interest rate	1.89%	1.29%
Expected life (in years)	2.19	3.02
Dividend yield	0%	0%
Expected volatility	84%	102%

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

The weighted-average grant date fair value of options granted during the years 2008 and 2009 was $0.41 and $0.36, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2009, was $2,000 and $98,000, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2008	1,373,728	$1.95
Granted	2,495,000	.59
Vested	(2,447,231)	1.26
Forfeited	(192,797)	.86
Outstanding nonvested shares at December 31, 2009	1,228,700	$0.72

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

The following table summarizes option activity during the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2008	6,848,500	$2.60
Granted	2,495,000	0.59
Exercised	(1,028,571)	0.27
Forfeited or expired	(2,617,171)	3.94
Outstanding at December 31, 2009	5,697,758	$1.53	3.62	$2,082
Vested and expected to vest at December 31, 2009	5,601,561	$1.54	3.60	$2,066
Exercisable at December 31, 2009	4,469,058	$1.75	3.28	$1,889

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.88 as of December 31, 2009.

Stock-based compensation included in continuing operations for the years ended December 31, 2008 and 2009 was $3.6 million and $2.1 million, respectively.  Stock-based compensation included in discontinued operations for the years ended December 31, 2008 and 2009 was $1.1 million and $616,000, respectively. Stock-based compensation increased additional paid-in capital by $4.7 million and $2.7 million during the years ended December 31, 2008 and 2009, respectively. As a result of the Images Sale, as further described in note 1, all unvested options on that date were immediately vested and all unrecognized stock-based compensation was immediately expensed.  During the year ended December 31, 2009, $2.4 million of the stock-based compensation expense was related to the Images Sale.  As a result of the Internet.com Sale on November 30, 2009, as further described in note 1, all unvested options on that date were immediately vested and all unrecognized stock-based compensation was immediately expensed.  During the year ended December 31, 2009, $230,000 of the the stock-based compensation expense was related to the Internet.com Sale.  As of December 31, 2009, there was $527,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 1999 and 2008 Plans. The Company expects to amortize this cost over a weighted-average period of two years.

WebMediaBrands received $7,000 and $275,000 from the exercise of stock options during the years ended December 31, 2008 and 2009, respectively.

Cash provided by operating activities decreased and cash provided by financing activities increased by $1.8 million and $4.0 million related to excess tax benefits from stock-based payment arrangements for the years ended December 31, 2008 and 2009.

Common Stock Option Exchange Offer

On May 20, 2008, WebMediaBrands’s Board approved a plan to exchange all outstanding non-qualified stock options for 13 option holders having an exercise price greater than $4.00 per share for new options with an exercise price of $2.01 per share, the closing price of WebMediaBrands’s common stock on May 20, 2008, on a one-for-one basis. The new options follow the vesting schedule of the original options that were exchanged.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Years Ended December 31, 2008 and 2009

WebMediaBrands accounted for the exchange offer as a modification under the accounting pronouncement related to stock-based compensation. In accordance with the pronouncement, WebMediaBrands recorded the incremental fair value related to the exchanged awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining vesting period. The fair values of the exchanged options were estimated using the Black-Scholes option pricing model. The incremental fair value of the exchange offer was approximately $1.8 million, with $1.5 million recorded during the year ended December 31, 2008, and the remaining $263,000 being recognized during the year ended December 31, 2009.

On November 17, 2008, WebMediaBrands’s Board approved a plan to exchange all outstanding non-qualified stock options for 11 option holders having an exercise price greater than $2.00 per share for new options with an exercise price of $0.26 per share, the closing price of WebMediaBrands’s common stock on November 17, 2008, on a one-for-one basis. The new options follow the vesting schedule of the original options that were exchanged.

WebMediaBrands accounted for the exchange offer as a modification under the accounting pronouncement related to stock-based compensation. In accordance with the pronouncement, WebMediaBrands recorded the incremental fair value related to the exchanged awards, together with unamortized stock-based compensation expense associated with the unvested cancelled awards, over the remaining vesting period. The fair values of the exchanged options were estimated using the Black-Scholes option pricing model. A total of 2,310,313 options were cancelled and reissued. The incremental fair value of the exchange offer was approximately $241,000, with $188,000 recorded during the year ended December 31, 2008, and the remaining $53,000 being recognized during the year ended December 31, 2009.

19. RELATED PARTY TRANSACTIONS

During 2005, WebMediaBrands’s Compensation Committee of the Board of Directors (the “Committee”) consented and adopted a resolution granting lifetime post-employment medical benefits to WebMediaBrands’s Chairman and Chief Executive Officer and his spouse. In December 2009, the Committee consented to and adopted a resolution that terminated the entitlement to post-employment medical benefits, previously granted by the Committee. As a result, a non-cash capital contribution of $293,000 was recorded and is included as a component of stockholders’ equity at December 31, 2009. See note 11 for additional related party disclosure information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This evaluation was done under the supervision and with the participation of management, including the CEO and CFO.

A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result of this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009 based on criteria in Internal Control—Integrated Framework issued by COSO.

Remediation of Material Weakness in Internal Control over Financial Reporting Related to the Financial Statement Close Process.  As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management concluded that as of December 31, 2008 the Company’s internal control over financial reporting was not effective and that a material weakness in internal controls over financial reporting existed. Specifically, the Company concluded that the process, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the tax provision and related current or deferred income tax asset and liability accounts were accurate and determined in accordance with generally accepted accounting principles.  This material weakness resulted in accounting errors, which resulted in corrections prior to the issuance of the consolidated financial statements for the year ended December 31, 2008 and interim periods during 2008.

Management has concluded that, as of December 31, 2009, the Company has remediated the previously reported material weakness in internal control over financial reporting relating to the income tax process. During the year ended December 31, 2009, the Company improved documentation and instituted more formalized review of the tax positions taken, with senior management and external experts, to ensure proper evaluation and accounting treatment of complex tax issues.  In addition, the Company believes that the complexities that gave rise to this material weakness will be substantially reduced as a result of the Images and Internet.com Sales.

Changes in Internal Control over Financial Reporting.  The discussion above under Remediation of Material Weakness in Internal Control over Financial Reporting Related to the Financial Statement Close Process includes a description of the material changes to the Company’s internal control over financial reporting during 2009 that affected the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See WebMediaBrands Inc.—Index to Consolidated Financial Statements at Item 8 on page 26 of this report.

(2) Index to Exhibits

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

10.5
Credit Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent, and Citizens Bank, N.A., as Syndication Agent. (6)

10.6	Guaranty of Payment Agreement, dated July 12, 2007, among Jupiterimages Corporation as guarantor in favor of KeyBank National Association, as Administrative Agent. (7)

10.7	Guaranty of Payment Agreement, dated July 12, 2007, among I-Venture Management LLC as guarantor in favor of KeyBank National Association, as Administrative Agent. (8)

10.8	Guaranty of Payment Agreement, dated July 12, 2007, among Workbook, Inc. as guarantor in favor of KeyBank National Association, as Administrative Agent. (9)

10.9	Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank NationalAssociation, as Administrative Agent. (10)

10.10	Security Agreement, dated July 12, 2007, among I-Venture Management LLC as pledgor and KeyBank National Association, as Administrative Agent. (11)

10.11	Security Agreement, dated July 12, 2007, among Workbook, Inc. as pledgor and KeyBank National Association, as Administrative Agent. (12)

10.12	Intellectual Property Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank National Association, as Administrative Agent. (13)

10.13	Intellectual Property Security Agreement, dated July 12, 2007, among Jupitermedia Corporation. as borrower and KeyBank National Association, as Administrative Agent. (14)

10.14	Pledge Agreement, dated July 12, 2007, among Jupitermedia Corporation., as borrower and KeyBank National Association, as Administrative Agent. (15)

10.15	Pledge Agreement, dated July 12, 2007, among Jupiterimages Corporation, as pledgor and KeyBank National Association, as Administrative Agent. (16)

10.16
Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company. (17)

10.17†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008). (18)

10.18†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement. (19)

10.19†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement. (20)

10.20
Consent to Credit Agreement, dated as of March 30, 2008, by and among the Registrant, the several Lenders and subsidiaries of the Registrant listed on the signature pages thereof, and Keybank National Association, as the lead arranger, sole book runner and administrative agent. (21)

10.21†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler. (22)

10.22†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Christopher S. Cardell. (23)

10.23†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler. (24)

10.24†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Christopher S. Cardell. (25)

10.25†	Registrant’s 2008 Stock Incentive Plan. (26)

10.26†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement. (27)

10.27†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement. (28)

10.28†	Employment Agreement between Registrant and Donald J. O’Neill, dated as of July 21, 2008. (29)

10.29
First Amendment Agreement, dated as of October 10, 2008 to Credit and Security Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent and Citizens Bank, N.A., as Syndication Agent. (30)

10.30†	Letter Agreement by and between Christopher Cardell and Jupitermedia Corporation, dated October 24, 2008. (31)

10.31
First Amendment to ISDA Master Agreement, dated as of February 23, 2009, with respect to that certain ISDA Master Agreement and Schedule, both dated as of July 19, 2007, by and between KeyBank National Association and Jupitermedia Corporation and evidenced by that certain Confirmation between Jupitermedia Corporation and KeyBank National Association, dated as of July 19, 2007, executed in accordance with the ISDA Master Agreement. (32)

10.32
ISDA Master Agreement and Schedule, both dated as of July 19, 2007, by and between KeyBank National Association and Jupitermedia Corporation and evidenced by that certain Confirmation between Jupitermedia Corporation and KeyBank National Association, dated as of July 19, 2007, executed in accordance with the ISDA Master Agreement. (33)

10.33	Credit Support Agreement, dated as of February 23, 2009, by and among Alan M. Meckler, Ellen L. Meckler and Jupitermedia Corporation. (34)

10.34	Security Agreement by and between Jupitermedia Corporation and KeyBank National Association, dated as of February 23, 2009. (35)

10.35	First Amendment to Security Agreement, dated as of February 23, 2009, by and between Mediabistro.com Inc. and KeyBank National Association. (36)

10.36	Security Agreement, dated as of July 30, 2007, by and between Mediabistro.com Inc. and KeyBank National Association. (37)

10.37	First Amendment to Intellectual Property Security Agreement, dated as of February 23, 2009, by and between Jupitermedia Corporation and KeyBank National Association. (38)

10.38	First Amendment to Intellectual Property Security Agreement, dated as of February 23, 2009, by and between Mediabistro.com Inc. and KeyBank National Association. (39)

10.39	Intellectual Property Security Agreement, dated as of July 30, 2007, by and between Mediabistro.com Inc. and KeyBank National Association. (40)

10.40	First Amendment to Pledge Agreement, dated as of February 23, 2009, by and between Jupitermedia Corporation and KeyBank National Association. (41)

10.41	Blocked Account Pledge and Control Agreement, dated as of February 23, 2009, by and between the Jupitermedia Corporation and KeyBank National Association as both lender and depositary. (42)

10.42	Letter of Credit Reimbursement and Security Agreement, dated as of February 23, 2009, by and between Jupitermedia Corporation and KeyBank National Association. (43)

10.43	Promissory Note, dated May 29, 2009, by WebMediaBrands Inc. and Mediabistro.com Inc. to Alan M. Meckler. (44)

10.44	Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler. (45)

10.45	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler. (46)

10.46	Pledge Agreement, dated as of May 29, 2009, by WebMediaBrands Inc. in favor of Alan M. Meckler. (47)

10.47	Form of Blocked Account Control Agreement by and among the WebMediaBrands Inc., Alan M. Meckler and a depositary bank. (48)

10.48	Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler. (49)

10.49	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler. (50)

10.50	Form of Blocked Account Control Agreement by and among Mediabistro.com Inc., Alan M. Meckler and a depositary bank. (51)

10.51	Asset Purchase Agreement dated August 7, 2009, by WebMediaBrands Inc. and QuinStreet Inc. (52)

10.52	Settlement and Release Agreement dated March 23, 2010, by WebMediaBrands Inc. and Getty Images, Inc. (53)

11.1	Statement Regarding Computation of Per Share Earnings (included in notes to financial statements).

21.1	Subsidiaries of the Registrant. (54)

23.1	Consent of Grant Thornton LLP. (54)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (54)

31.2	Rule 13a-14(a)/15d-14(a) Certification. (54)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (54)

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (54)

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-76331) Filed on May 19, 1999.
(2)	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K Filed on October 23, 2008
(3)	Incorporated herein by reference to the Registrant's Form 8-K Filed on February 27, 2009.
(4)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Filed on December 14, 2007.
(5)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q/A filed on February 8, 2007.
(6)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on July 18, 2007.
(7)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K Filed on July 18, 2007.
(8)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K Filed on July 18, 2007.
(9)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K Filed on July 18, 2007.
(10)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K Filed on July 18, 2007.
(11)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K Filed on July 18, 2007.
(12)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 8-K Filed on July 18, 2007.
(13)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 8-K Filed on July 18, 2007.
(14)	Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K Filed on July 18, 2007.
(15)	Incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 8-K Filed on July 18, 2007.
(16)	Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 8-K Filed on July 18, 2007.
(17)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on July 20, 2007.
(18)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on March 7, 2008.
(19)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(20)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(21)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-Q Filed on May 12, 2008
(22)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(23)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(24)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(25)	Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 10-Q Filed on May 12, 2008.
(26)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on June 9, 2008.
(27)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K Filed on June 9, 2008.
(28)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K Filed on June 9, 2008.
(29)	Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 10-Q Filed on August 11, 2008.
(30)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on October 14, 2008.
(31)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on October 29, 2008.
(32)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on February 27, 2009.
(33)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K Filed on February 27, 2009.
(34)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K Filed on February 27, 2009.
(35)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K Filed on February 27, 2009.
(36)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K Filed on February 27, 2009.
(37)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K Filed on February 27, 2009.
(38)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 8-K Filed on February 27, 2009.
(39)	Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Form 8-K Filed on February 27, 2009.
(40)	Incorporated herein by reference to Exhibit 10.10 of the Registrant’s Form 8-K Filed on February 27, 2009.
(41)	Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 8-K Filed on February 27, 2009.
(42)	Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Form 8-K Filed on February 27, 2009.
(43)	Incorporated herein by reference to Exhibit 10.14 of the Registrant’s Form 8-K Filed on February 27, 2009.
(44)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on June 4, 2009.
(45)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K Filed on June 4, 2009.
(46)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K Filed on June 4, 2009.
(47)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K Filed on June 4, 2009.
(48)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K Filed on June 4, 2009.
(49)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K Filed on June 4, 2009.
(50)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 8-K Filed on June 4, 2009.
(51)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 8-K Filed on June 4, 2009.
(52)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K Filed on August 11, 2009.
(53) (54)	Incorporated herein by reference to Exhibit 10.31 of the Registrant’s Form 8-K Filed on March 23, 2010. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2010

WebMediaBrands Inc.

By:	/S/ ALAN M. MECKLER
Name:	Alan M. Meckler
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/ S / ALAN M. MECKLER Alan M. Meckler	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/ S / DONALD J. ON EILL Donald J. O’Neill	Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 31, 2010

/ S / GILBERT F. BACH Gilbert F. Bach	Director	March 31, 2010

/ S / MICHAEL J. DAVIES Michael J. Davies	Director	March 31, 2010

/ S / WAYNE A. MARTINO Wayne A. Martino	Director	March 31, 2010

/ S / JOHN R. PATRICK John R. Patrick	Director	March 31, 2010

/ S / WILLIAM A. SHUTZER William A. Shutzer	Director	March 31, 2010