Form 10-Q
period 2010-03-31
WEBMEDIA BRANDS INC.
filed 2010-05-14
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.
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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 10, 2010 was 37,427,901.

 WebMediaBrands Inc.

WebMediaBrands Inc.
Consolidated Condensed Balance Sheets
December 31, 2009 and March 31, 2010
(in thousands, except share and per share amounts)

	December 31, 2009	March 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,012	$13,550
Accounts receivable, net of allowances of $90 and $78, respectively	500	682
Income taxes receivable	2,379	2,301
Prepaid expenses and other current assets	500	410
Total current assets	18,391	16,943

Property and equipment, net of accumulated depreciation of $1,800 and $1,928, respectively	1,086	978
Intangible assets, net	990	1,073
Goodwill	9,495	9,500
Investments and other assets	1,051	1,032
Assets held for sale	2,000	2,000
Total assets	$33,013	$31,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566	391
Accrued payroll and related expenses	811	657
Accrued expenses and other current liabilities	2,516	2,839
Deferred revenues	955	1,219
Total current liabilities	4,848	5,106

Loan from related party	6,197	6,197
Deferred revenues	92	89
Deferred income taxes	1,122	1,124
Other long-term liabilities	586	586
Total liabilities	12,845	13,102

Commitments and contingencies (see note 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 37,060,723 and 37,416,261 shares issued at December 31, 2009 and March 31, 2010, respectively	371	374
Additional paid-in capital	280,556	280,726
Accumulated deficit	(260,680)	(262,598)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	27	28

Total stockholders’ equity	20,168	18,424

Total liabilities and stockholders’ equity	$33,013	$31,526

See notes to unaudited consolidated condensed financial statements.

 WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Operations
For the Three Months Ended March 31, 2009 and 2010
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2010
Revenues	$1,541	$1,904

Cost of revenues	1,237	1,298
Advertising, promotion and selling	604	529
General and administrative	5,274	1,642
Depreciation	180	128
Amortization	119	11
Impairment	662	—
Restructuring charge	567	—

Total operating expenses	8,643	3,608

Operating loss from continuing operations	(7,102)	(1,704)
Other income, net	106	8
Interest income	1	17
Interest expense	(1,307)	(230)
Loss on extinguishment of debt	(2,119)	—
Loss on fair value of interest rate swap	(7,170)	—

Loss from continuing operations before income taxes	(17,591)	(1,909)
Provision (benefit) for income taxes	(2,875)	3
Loss from continuing operations	(14,716)	(1,912)
Loss from discontinued operations, net of tax	(974)	—
Gain (loss) on sale of discontinued operations	7,021	(6)

Net loss	$(8,669)	$(1,918)
Income (loss) per share:
Basic
Loss from continuing operations	$(0.41)	$(0.05)
Income from discontinued operations	0.17	—
Net loss	$(0.24)	$(0.05)
Diluted
Loss from continuing operations	$(0.41)	$(0.05)
Income from discontinued operations	0.17	—
Net loss	$(0.24)	$(0.05)
Shares used in computing income (loss) per share:
Basic	35,969	37,185
Diluted	35,969	37,185
See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2010
(in thousands)

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(8,669)	$(1,918)
Less: Loss from discontinued operations, net of tax	(974)	—
Less: Gain (loss) on sale of discontinued operations	7,021	(6)
Loss from continuing operations	(14,716)	(1,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on fair value of swap	7,170	—
Impairment	662	—
Depreciation and amortization	299	139
Stock-based compensation	1,874	45
Other income, net	(155)	—
Amortization of debt issuance costs	—	34
Loss on extinguishment of debt	2,119	—
Deferred income taxes	(2,894)	2
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(69)	(180)
Prepaid expenses and other assets	752	152
Accounts payable and accrued expenses	(209)	(21)
Deferred revenues	(77)	260
Discontinued operations	(41)	(5)
Net cash used in operating activities	(5,285)	(1,486)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(12)
Acquisitions of assets and other	(42)	(91)
Proceeds from sale of discontinued operations	91,205	—
Discontinued operations	(259)	—
Net cash provided by (used in) investing activities	90,897	(103)
Cash flows from financing activities:
Debt issuance costs	(161)	—
Repayment of borrowings under credit facilities	(81,213)	—
Proceeds from exercise of stock options	3	128
Net cash provided by (used in) financing activities	(81,371)	128
Effects of exchange rates on cash	(65)	(1)
Net increase (decrease) in cash and cash equivalents	4,176	(1,462)
Cash and cash equivalents, beginning of period	3,755	15,012
Cash and cash equivalents, end of period	$7,931	$13,550

See notes to unaudited consolidated condensed financial statements.

 WebMediaBrands Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2010

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals.

The Company’s online business includes: (i) mediabistro.com, a leading blog network providing content, career and educational resources about major media markets and industry verticals including new media, TV news, advertising, public relations, publishing, design, mobile and the semantic web; (ii) Socialtimes.com and Allfacebook.com, providing industry leading content about the latest developments in social media, social networks and social gaming; (iii) other leading content Websites including Graphics.com, AdsoftheWorld.com, BrandsoftheWorld.com, SemanticWeb.com and TVNewser.com; and (iv) e-commerce Websites including FreelanceConnect.com and StockLogos.com.

The Company’s LearnNetwork features online and in-person courses, panels, certificate programs and educational video subscription libraries for media and business professionals and presents evening panels on topics including social media, journalism, advertising design, publishing, Web content, video and more.

The Company’s trade shows include Think Mobile, Social Gaming Summit, Virtual Goods Summit, eBook Summit, Semantic Web Summit, Freemium Summit, Social Developer Summit, Mediabistro Circus and Mediabistro Career Circus. The Company’s mediabistro.com business also hosts more than 100 networking events in over 15 cities.

The Company’s mediabistro.com business includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, television and more.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim period. Reclassifications have been made to prior period amounts to conform to current year presentation. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements. See note 4 for additional disclosure on presentation of discontinued operations.

The consolidated condensed financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) Topic 860-010 related to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity (“VIE”). The amendments require an enterprise to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE.  This pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The pronouncement is effective for the Company beginning January 1, 2010. The effect of adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU No. 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of these amendments is not expected to have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which updated the ASC on accounting for distributions to shareholders that offer them the ability to elect to receive their entire distribution in cash or stock with a potential limitation on the total amount of cash that all shareholders can receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”, that amends ASC Subtopic 855-10, “Subsequent Events – Overall”.  ASU No. 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and, accordingly, the Company has adopted the provisions of ASU No. 2010-09.  In accordance with this pronouncement, the Company evaluated events and transactions after the close of its consolidated balance sheet on March 31, 2010.

4. DISPOSITIONS AND DISCONTINUED OPERATIONS

On February 23, 2009, the Company sold its Online images business, or Jupiterimages (the “Images Sale”). As a result of the Images Sale, WebMediaBrands is accounting for the operations of its Online images business as a discontinued operation. The carrying value of the net assets of the Online images business at the time of the Images Sale was $82.0 million and the sale of the Online images business resulted in a gain of $7.1 million. Company revenues from the discontinued Online images business for the three months ended March 31, 2009 were $11.9 million. Income from discontinued operations of Jupiterimages for the three months ended March 31, 2009 of $183,000 was net of a provision for income taxes of $25,000.

On November 30, 2009, WebMediaBrands sold its Internet.com business (the “Internet.com Sale”). As a result of the Internet.com Sale, WebMediaBrands is accounting for the operations of its Internet.com business as a discontinued operation. The carrying value of the net assets of the Internet.com business at the time of the Internet.com Sale was $12.9 million, and the sale of the Internet.com business resulted in a gain of $1.6 million. Company revenues from the discontinued Internet.com business for the quarter ended March 31, 2009 were $4.2 million. Loss from discontinued operations of the Internet.com business for the three months ended March 31, 2009 of $1.2 million was net of a provision for income taxes of $229,000.

5. SEGMENT INFORMATION

Segment information is presented in accordance with ASC Topic 280-10 "Segment Reporting". This pronouncement is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.  As a result of the Images and Internet.com Sales described in note 4, the Company now operates in one reportable segment. The Company’s remaining segment is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

  6. ACCOUNTING FOR STOCK-BASED COMPENSATION

Total stock-based compensation during the three months ended March 31, 2009 and 2010 was $1.9 million and $45,000, respectively, and stock-based compensation increased additional paid-in capital by $45,000 during the three months ended March 31, 2010. As a result of the Images Sale on February 23, 2009, all unvested stock options on that date became immediately vested and all unrecognized stock-based compensation was immediately expensed. During the three months ended March 31, 2009, $1.8 million of the stock-based compensation expense was related to the Images Sale.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Three Months Ended March 31,
	2009	2010
Risk-free interest rate	1.54%	1.17%
Expected life (in years)	3.5	2.6
Dividend yield	0%	0%
Expected volatility	91%	116%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the stock options was calculated using the simplified method for stock options granted in 2008 and through the second quarter of 2009. WebMediaBrands previously had issued stock options with a life of ten years. Beginning in 2007, stock options were issued with a five-year life. Due to the change, WebMediaBrands did not have historical exercise data to provide a reasonable basis upon which to estimate the expected term. As a result, the Company has applied the simplified method, which entails averaging the life of the stock option with the vesting period. Beginning in the third quarter of 2009, WebMediaBrands began using historical data to estimate the expected term as this information is now available.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2010 was $0.27 and $0.78, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,697,758	$1.53
Granted	5,000	$1.19
Exercised	(355,538)	$0.36
Forfeited, expired or cancelled	(384,211)	$5.58
Outstanding at March 31, 2010	4,963,009	$1.30	3.36	$2,333
Vested and expected to vest at March 31, 2010	4,888,840	$1.31	3.34	$2,313
Exercisable at March 31, 2010	3,741,309	$1.48	2.94	$2,009

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.99 as of March 31, 2010.  During the three months ended March 31, 2009 and 2010, the total intrinsic value of stock options exercised was $2,000 and $250,000, respectively.

As of March 31, 2010, there was $487,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 22 months.

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2010
Loss from continuing operations	$(14,716)	$(1,912)
Loss from discontinued operations, net of tax	(974)	—
Gain (loss) on sale of discontinued operations	7,021	(6)
Net loss	$(8,669)	$(1,918)

Basic weighted average number of common shares outstanding	35,969	37,185
Effect of dilutive stock options	—	—
Total basic weighted average number of common shares and dilutive stock options	35,969	37,185

Income (loss) per share:
Basic
Loss from continuing operations	$(0.41)	$(0.05)
Income from discontinued operations	0.17	—
Net loss	$(0.24)	$(0.05)
Diluted
Loss from continuing operations	$(0.41)	$(0.05)
Income from discontinued operations	0.17	—
Net loss	$(0.24)	$(0.05)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2009	2010
Number of anti-dilutive stock options	7,851	4,963
Weighted average exercise price	$2.21	$1.30

8. ASSETS HELD FOR SALE

Assets held for sale include the carrying value of the Company’s building and land in Peoria, Illinois. The carrying value of this property was $2.0 million as of December 31, 2009 and March 31, 2010, respectively. Because of declining real estate markets, during the first quarter of 2009, the Company listed the facility for sale at an amount that was less then the carrying value.  As a result, the Company recorded an impairment charge of $662,000 during the first quarter of 2009.

9. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Content development costs	$72	$(17)	$55
Website development costs	15	—	15
Total	$87	$(17)	$70

	March 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Content development costs	$101	$(28)	$73
Website development costs	77	—	77
Total	$178	$(28)	$150

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. Website development costs are amortized over three years and content development costs are amortized over a two year period.

Amortization expense related to intangible assets subject to amortization was $119,000 and $11,000 for the three months ended March 31, 2009 and 2010, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2010, is expected to be as follows (in thousands):

Years Ending December 31:
2010	$61
2011	59
2012	28
2013	2
2014	—
$150

Unamortized Intangible Assets

	December 31, 2009	March 31, 2010
Domain names	$920	$923

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$9,495
Purchase price adjustments	5
Balance as of March 31, 2010	$9,500

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2009	March 31, 2010
Accrued acquisition contingencies	$967	$967
Cash received on behalf of the acquirer of the Internet.com business	201	572
Customer overpayments	506	503
Accrued professional fees	248	300
Accrued property and capital taxes	196	181
Other	398	316
Total	$2,516	$2,839

11. DEBT

On May 29, 2009, WebMediaBrands entered into a loan agreement in the amount of $7.2 million with the Company’s Chief Executive Officer, Alan M. Meckler (the “Meckler Loan”).

In conjunction with the Meckler Loan, the Company (1) entered into a promissory note jointly and severally payable by the Company and Mediabistro, to Mr. Meckler (the “Note”), (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement by and among the Company, Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

To fund the Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Mrs. Ellen L. Meckler (the “BOA Loan”). Pursuant to a Collateral Assignment of the Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the Note to BOA as additional collateral for the BOA Loan. Payment terms of the Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

The principal amount of the Meckler Loan equals the amount that was required to pay off and terminate the swap agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 12.5% at March 31, 2010.  Interest expense on the Note was $0 and $224,000 during the three months ended March 31, 2009 and 2010, respectively.

There are no future minimum payments due under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013.  There are future minimum payments due in the amount of $191,000 for the year ended December 31, 2014, $396,000 for the year ended December 31, 2015 and $5.6 million for the year ended December 31, 2016.

12. INCOME TAXES

The Company recorded a benefit for income taxes of $2.9 million during the three months ended March 31, 2009, which consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income to loss from continuing operations.  The Company recorded a provision for income taxes of $3,000 during the three months ended March 31, 2010.

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

 The total amount of unrecognized tax benefits was $85,000 as of December 31, 2009 and March 31, 2010, all of which would affect the effective tax rate, if recognized, as of March 31, 1010.

13. COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of WebMediaBrands.

14. COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
Net loss	$(8,669)	$(1,918)
Foreign currency translation adjustment	(1,548)	1
Reclassification adjustment for loss included in net income related to foreign currency	1,163	—
Change in fair value of interest rate swap, net of income taxes	320	—
Reclassification adjustment for loss included in net income related to the interest rate swap	4,328	—
Total comprehensive loss	$(4,406)	$(1,917)

15. WORKFORCE REDUCTION PLAN

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, WebMediaBrands executed and completed a workforce reduction plan in the first quarter of 2009.  The plan reduced the Company’s workforce by 67 full-time employees.  During the first quarter of 2009, WebMediaBrands recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as restructuring charge in the consolidated statements of operations.  All severance related to the workforce reduction plan has been paid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q, that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which WebMediaBrands competes; the unpredictability of WebMediaBrands’s future revenues, expenses, cash flows and stock price; WebMediaBrands’s ability to integrate acquired businesses, products and personnel into its existing businesses; WebMediaBrands’s dependence on a limited number of advertisers; and WebMediaBrands’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to WebMediaBrands’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Overview

WebMediaBrands is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals. Our online business includes: (i) mediabistro.com, a leading blog network providing content, career and educational resources about major media markets and industry verticals including new media, TV news, advertising, public relations, publishing, design, mobile and the semantic web; (ii) Socialtimes.com and Allfacebook.com, providing industry leading content about the latest developments in social media, social networks and social gaming; (iii) other leading content Websites including Graphics.com, AdsoftheWorld.com, BrandsoftheWorld.com, SemanticWeb.com and TVNewser.com; and (iv) e-commerce Websites including FreelanceConnect.com and StockLogos.com.

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

Results of Operations

Revenues

Revenues were $1.5 million for the three months ended March 31, 2009 and $1.9 million for the three months ended March 31, 2010, representing an increase of 24%. The change was primarily due to an increase in online job postings and advertising revenue, both of which were impacted by an improving economy and the growth of our unique visitors.  This increase in revenue was partially offset by a decrease in trade show revenues due to fewer trade shows being held during the first quarter of 2010.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended March 31,		2009 vs. 2010
	2009	2010	$	%
Online job postings	$486	$792	$306	63%
Education	486	463	(23)	(5)
Advertising	137	331	194	142
Trade shows	204	114	(90)	(44)
Other	228	204	(24)	(11)
Total	$1,541	$1,904	$363	24%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Website hosting. Cost of revenues excludes depreciation and amortization.  Cost of revenues was $1.2 million for the three months ended March 31, 2009 and $1.3 million for the three months ended March 31, 2010, representing an increase of 5%. This change was primarily due to increases in employee-related costs of $155,000 and in freelance costs of $67,000.  This increase was partially offset by a decrease in trade show costs of $167,000.

We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings, specifically in the area of social media, social networking and social gaming.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $604,000 for the three months ended March 31, 2009 and $529,000 for the three months ended March 31, 2010, representing a decrease of 12%.  This decrease was primarily due to a decrease in trade show advertising costs of $81,000 because we held fewer trade shows during the first quarter of 2010.

General and administrative

General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $5.3 million for the three months ended March 31, 2009 and $1.6 million for the three months ended March 31, 2010, representing a decrease of 69%.  This decrease was due primarily to a decrease in stock-based compensation of $1.8 million, a decrease in professional fees of $771,000, a decrease in employee-related costs of $673,000, a decrease in office-related costs of $128,000 and a decrease in insurance-related costs of $93,000.  The primary reason for the reduction in employee-related costs, professional fees and insurance-related costs was due to cost reduction efforts initiated in conjunction with the sales of our Online images and Internet.com businesses and the decreased size of the continuing business.  The decrease in office-related costs was due to the termination of our Darien, Connecticut office lease during the second quarter of 2009.

Depreciation and amortization

Depreciation expense was $180,000 for the three months ended March 31, 2009 and $128,000 for the three months ended March 31, 2010, representing a decrease of 29%. This decrease was due to the write-off of certain fixed assets during the fourth quarter of 2009 and a decrease in capital expenditures.

Amortization expense was $119,000 for the three months ended March 31, 2009 and $11,000 for the three months ended March 31, 2010, representing a decrease of 91%.  This decrease was due to the write-off of certain amortized intangible assets during the fourth quarter of 2009.

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

Restructuring charge

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity, we executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced our workforce by 67 full-time employees.  During the first quarter of 2009, we recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as restructuring charge in the consolidated statements of operations.   All severance related to the workforce reduction plan has been paid.

Other income, net

Other income of $106,000 and $8,000 during the three months ended March 31, 2009 and 2010, respectively, relates primarily to rent received from Getty Images (US), Inc. for our Peoria, Illinois facility.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2009 vs. 2010
	2009	2010	$	%
Interest income	$1	$17	$16	1,600%
Interest expense	(1,307)	(230)	1,077	82

Interest expense during the three months ended March 31, 2009 relates primarily to costs associated with our credit facility, which we repaid during the first quarter of 2009.  Interest expense during the three months ended March 31, 2010 relates primarily to costs associated with our loan from a related party. See Related Party Transactions section below for a description of the loan.

Loss on extinguishment of debt

During the three months ended March 31, 2009, we expensed $2.1 million in unamortized debt issuance costs related to the termination of our credit facility.

Loss on fair value of interest rate swap

Due to the termination of our credit agreement in February 2009, our derivative interest rate swap no longer met the criteria for hedge accounting under the accounting pronouncement related to derivative instruments and hedging activities and therefore, during the three months ended March 31, 2009, we recorded a loss of $7.2 million on the fair value of interest rate swap in the consolidated statements of operations.

Provision (benefit) for income taxes

We recorded a benefit for income taxes of $2.9 million during the three months ended March 31, 2009, which consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income to loss from continuing operations. We recorded a provision for income taxes of $3,000 during the three months ended March 31, 2010.

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

 The total amount of unrecognized tax benefits was $85,000 as of December 31, 2009 and March 31, 2010, all of which would affect the effective tax rate, if recognized, as of March 31, 2010.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2009 vs. 2010
	2009	2010	$	%
Operating cash flows	$(5,285)	$(1,486)	$3,799	72%
Investing cash flows	90,897	(103)	(91,000)	(100)
Financing cash flows	(81,371)	128	81,499	100
Purchases of assets and other	(42)	(91)	(49)	(117)
Purchases of property and equipment	(7)	(12)	(5)	(71)

	As of		2009 vs. 2010
	December 31, 2009	March 31, 2010	$	%
Cash and cash equivalents	$15,012	$13,550	$(1,462)	(10)%
Accounts receivable, net	500	682	182	36
Loan from related party	6,197	6,197	0	0
Working capital	13,543	11,837	(1,706)	(13)

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities. Our cash balance decreased from December 31, 2009 due primarily to a loss from continuing operations.

Operating activities. Cash used by operating activities decreased during the three months ended March 31, 2010 due primarily to reduced losses from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated. Net cash used in investing activities during the first quarter of 2010 related primarily to the acquisition of certain assets. Net cash provided by investing activities during the first quarter of 2009 related primarily to the net proceeds from the sale of the Online images business.

Financing activities. Cash used in financing activities during the three months ended March 31, 2010 related primarily to stock option exercises. Cash used in financing activities during the three months ended March 31, 2009 related primarily to repayments under our credit facilities.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near-term acquisitions with cash on hand.

Our existing cash balances might decline during the remainder of 2010 in the event of a downturn in the general economy or changes in our planned cash outlay. However, we believe the remaining cash flow together with our existing cash balances and our current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the next 12 months.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 3 to the consolidated financial statements included in Item 1 of this Form 10-Q.

Related Party Transactions

On May 29, 2009, WebMediaBrands entered into a loan agreement in the amount of $7.2 million with the Company’s Chief Executive Officer, Alan M. Meckler (“Meckler Loan”).

In conjunction with the Meckler Loan, the Company (1) entered into a promissory note jointly and severally payable by the Company and Mediabistro, to Mr. Meckler (the “Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

To fund the Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Mrs. Ellen L. Meckler (the “BOA Loan”). Pursuant to a Collateral Assignment of the Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the Note to BOA as additional collateral for the BOA Loan. Payment terms of the Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. The Company made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 12.5% at March 31, 2010. Interest expense on the Note was $0 and $224,000 during the three months ended March 31, 2009 and 2010, respectively.

There are no future minimum payments due under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013.  There are future minimum payments due in the amount $191,000 for the year ended December 31, 2014, $396,000 for the year ended December 31, 2015 and $5.6 million for the year ended December 31, 2016.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative & Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

3.1	Registrant’s Certificate of Incorporation, as amended.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2010	WebMediaBrands Inc.

/s/ Alan M. Meckler Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)