Form 10-Q
period 2010-06-30
WEBMEDIABRANDS INC.
filed 2010-08-12
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-26393

WebMediaBrands Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1542480 (I.R.S. Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut (Address of principal executive offices)	06854 (Zip Code)
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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 9, 2010 was 37,652,201.

WebMediaBrands Inc.

WebMediaBrands Inc.
Consolidated Condensed Balance Sheets
December 31, 2009 and June 30, 2010
(in thousands, except share and per share amounts)

	December 31, 2009	June 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,012	$13,476
Accounts receivable, net of allowances of $90 and $73, respectively	500	660
Income taxes receivable	2,379	844
Prepaid expenses and other current assets	500	361
Total current assets	18,391	15,341

Property and equipment, net of accumulated depreciation of $1,800 and $2,043, respectively	1,086	886
Intangible assets, net	990	1,106
Goodwill	9,495	9,500
Investments and other assets	1,051	1,031
Assets held for sale	2,000	2,000
Total assets	$33,013	$29,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566	$530
Accrued payroll and related expenses	811	568
Accrued expenses and other current liabilities	2,516	2,164
Deferred revenues	955	1,192
Total current liabilities	4,848	4,454

Loan from related party	6,197	6,047
Deferred revenues	92	19
Deferred income taxes	1,122	1,126
Other long-term liabilities	586	644
Total liabilities	12,845	12,290

Commitments and contingencies (see note 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 37,060,723 and 37,707,951 shares issued at December 31, 2009 and June 30, 2010, respectively	371	377
Additional paid-in capital	280,556	280,841
Accumulated deficit	(260,680)	(263,566)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	27	28

Total stockholders’ equity	20,168	17,574

Total liabilities and stockholders’ equity	$33,013	$29,864

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Operations
For the Three Months and Six Months Ended June 30, 2009 and 2010
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues	$1,430	$2,453	$2,971	$4,357

Cost of revenues	923	1,400	2,160	2,698
Advertising, promotion and selling	377	495	981	1,024
General and administrative	2,130	1,371	7,404	3,013
Depreciation	162	118	342	246
Amortization	49	21	168	32
Impairment	—	—	662	—
Restructuring charge	308	—	875	—

Total operating expenses	3,949	3,405	12,592	7,013

Operating loss from continuing operations	(2,519)	(952)	(9,621)	(2,656)
Other income, net	68	31	174	39
Interest income	157	196	158	213
Interest expense	(185)	(203)	(1,492)	(433)
Loss on extinguishment of debt	—	—	(2,119)	—
Gain (loss) on fair value of interest rate swap	438	—	(6,732)	—

Loss from continuing operations before income taxes	(2,041)	(928)	(19,632)	(2,837)
Provision (benefit) for income taxes	24	17	(2,851)	20
Loss from continuing operations	(2,065)	(945)	(16,781)	(2,857)
Income (loss) from discontinued operations, net of tax	856	—	(118)	—
Gain (loss) on sale of discontinued operations	(4)	(23)	7,017	(29)

Net loss	$(1,213)	$(968)	$(9,882)	$(2,886)
Income (loss) per share:
Basic
Loss from continuing operations	$(0.05)	$(0.03)	$(0.46)	$(0.08)
Income from discontinued operations	0.02	—	0.19	—
Net loss	$(0.03)	$(0.03)	$(0.27)	$(0.08)
Diluted
Loss from continuing operations	$(0.05)	$(0.03)	$(0.46)	$(0.08)
Income from discontinued operations	0.02	—	0.19	—
Net loss	$(0.03)	$(0.03)	$(0.27)	$(0.08)
Shares used in computing income (loss) per share:
Basic	36,399	37,493	36,155	37,340
Diluted	36,399	37,493	36,155	37,340

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2010
(in thousands)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(9,882)	$(2,886)
Less: Loss from discontinued operations, net of tax	(118)	—
Less: Gain (loss) on sale of discontinued operations	7,017	(29)
Loss from continuing operations	(16,781)	(2,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on fair value of swap	6,732	—
Impairment	662	—
Depreciation and amortization	510	278
Stock-based compensation	1,890	82
Other income, net	(151)	—
Amortization of debt issuance costs	3	45
Loss on extinguishment of debt	2,119	—
Deferred income taxes	(2,842)	4
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable, net	(69)	(159)
Prepaid expenses and other assets	1,513	113
Income taxes receivable	975	1,535
Accounts payable, accrued expenses and other liabilities	(2,068)	(608)
Deferred revenues	(350)	164
Discontinued operations	1,533	(29)
Net cash used in operating activities	(6,324)	(1,432)
Cash flows from investing activities:
Purchases of property and equipment	(52)	(27)
Acquisitions of assets and other	(1,577)	(135)
Proceeds from sale of discontinued operations	91,205	—
Discontinued operations	(487)	—
Net cash provided by (used in) investing activities	89,089	(162)
Cash flows from financing activities:
Borrowings from related party	7,197	—
Settlement of interest rate swap	(6,732)	—
Debt issuance costs	(383)	—
Repayment of borrowings from related party	—	(150)
Repayment of borrowings under credit facilities	(81,213)	—
Proceeds from exercise of stock options	196	209
Net cash provided by (used in) financing activities	(80,935)	59
Effects of exchange rates on cash	(65)	(1)
Net increase (decrease) in cash and cash equivalents	1,765	(1,536)
Cash and cash equivalents, beginning of period	3,755	15,012
Cash and cash equivalents, end of period	$5,520	$13,476

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2010

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals.

The Company’s online business includes: (i) mediabistro.com, a leading blog network providing content, career and educational resources about major media markets and industry verticals including new media, TV news, advertising, public relations, publishing, design, mobile and the semantic web; (ii) Socialtimes.com and Allfacebook.com, providing industry leading content about the latest developments in social media, social networks and social gaming; (iii) other leading content Websites including AgencySpy.com, PRNewser.com, EbookNewser.com, BrandsoftheWorld.com, GalleyCat.com and TVNewser.com; and (iv) e-commerce Websites including FreelanceConnect.com and StockLogos.com.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim period. Reclassifications have been made to prior period amounts to conform to current year presentation. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements. See note 4 for additional disclosure on presentation of discontinued operations.

The consolidated condensed financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) Topic 860-010 related to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity (“VIE”). The amendments require an enterprise to make a qualitative assessment whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE.  This pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The pronouncement was effective for the Company beginning January 1, 2010. The effect of adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU No. 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which updated the ASC on accounting for distributions to shareholders.  The amendments in this ASU clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”, that amends ASC Subtopic 855-10, “Subsequent Events – Overall”.  ASU No. 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and, accordingly, the Company has adopted the provisions of ASU No. 2010-09.  In accordance with this pronouncement, the Company evaluated events and transactions after the close of its consolidated balance sheet on June 30, 2010.

4. DISPOSITIONS AND DISCONTINUED OPERATIONS

On February 23, 2009, the Company sold its Online images business, or Jupiterimages (the “Images Sale”). As a result of the Images Sale, WebMediaBrands is accounting for the operations of its Online images business as a discontinued operation. The carrying value of the net assets of the Online images business at the time of the Images Sale was $82.0 million and the Images Sale resulted in a gain of $7.1 million. Company revenues from the discontinued Online images business for the six months ended June 30, 2009 were $11.9 million. Income from discontinued operations of Jupiterimages for the six months ended June 30, 2009 of $183,000 was net of a provision for income taxes of $25,000.

On November 30, 2009, the Company sold its Internet.com business to Quinstreet Inc. for $18.0 million in cash, subject to a working capital purchase price adjustment (the “Internet.com Sale”).  Quinstreet paid $16.0 million of the purchase price at closing.  The remaining $2.0 million must be paid on the first anniversary of the closing.  Quinstreet may withhold and deduct from the $2.0 million anniversary payment any sum that the Company owes Quinstreet under the indemnification and working capital adjustment provisions of the asset purchase agreement.  In June 2010, the Company finalized the working capital purchase price adjustment related to the Internet.com Sale and has recorded a liability of $399,000 related to this adjustment as of June 30, 2010.  This amount is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet.  As a result of the Internet.com Sale, WebMediaBrands is accounting for the operations of its Internet.com business as a discontinued operation. The carrying value of the net assets of the Internet.com business at the time of the Internet.com Sale was $12.9 million, and the sale of the Internet.com business resulted in a gain of $1.5 million.   Company revenues from the discontinued Internet.com business for the three and six months ended June 30, 2009 were $4.4 million and $8.6 million, respectively. Income from discontinued operations of the Internet.com business for the three months ended June 30, 2009 of $856,000 was net of a provision for income taxes of $42,000.   Loss from discontinued operations of the Internet.com business for the six months ended June 30, 2009 of $301,000 was net of a provision for income taxes of $271,000.

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

6. ACCOUNTING FOR STOCK-BASED COMPENSATION

Total stock-based compensation during the three months ended June 30, 2009 and 2010 was $15,000 and $36,000, respectively, and $1.9 million and $82,000 for the six months ended June 30, 2009 and 2010, respectively.  Stock-based compensation increased additional paid-in capital by $36,000 and $82,000 during the three and six months ended June 30, 2010, respectively.  As a result of the Images Sale on February 23, 2009, all unvested stock options on that date became immediately vested and all unrecognized stock-based compensation was immediately expensed. During the six months ended June 30, 2009, $1.8 million of the stock-based compensation expense was due to the accelerated vesting related to the Images Sale.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Six Months Ended June 30,
	2009	2010
Risk-free interest rate	1.55%	0.88%
Expected life (in years)	3.5	2.5
Dividend yield	0%	0%
Expected volatility	92%	118%

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

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2009 and 2010 was $0.27 and $0.63, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,697,758	$1.53
Granted	25,000	$0.96
Exercised	(647,228)	$0.32
Forfeited, expired or cancelled	(489,749)	$5.85
Outstanding at June 30, 2010	4,585,781	$1.23	3.33	$1,767
Vested and expected to vest at June 30, 2010	4,453,402	$1.25	3.30	$1,745
Exercisable at June 30, 2010	3,377,881	$1.41	2.95	$1,559

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.90 as of June 30, 2010.    During the three months ended June 30, 2009 and 2010, the total intrinsic value of stock options exercised was $240,000 and $200,000, respectively.  During the six months ended June 30, 2009 and 2010, the total intrinsic value of stock options exercised was $242,000 and $450,000, respectively.

As of June 30, 2010, there was $442,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 18 months.

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Loss from continuing operations	$(2,065)	$(945)	$(16,781)	$(2,857)
Gain (loss) from discontinued operations, net of tax	856	—	(118)	—
Gain (loss) on sale of discontinued operations	(4)	(23)	7,017	(29)
Net loss	$(1,213)	$(968)	$(9,882)	$(2,886)

Basic weighted average number of common shares outstanding	36,399	37,493	36,155	37,340
Effect of dilutive stock options	—	—	—	—
Total basic weighted average number of common shares and dilutive stock options	36,399	37,493	36,155	37,340

Income (loss) per share:
Basic
Loss from continuing operations	$(0.05)	$(0.03)	$(0.46)	$(0.08)
Income from discontinued operations	0.02	—	0.19	—
Net loss	$(0.03)	$(0.03)	$(0.27)	$(0.08)
Diluted
Loss from continuing operations	$(0.05)	$(0.03)	$(0.46)	$(0.08)
Income from discontinued operations	0.02	—	0.19	—
Net loss	$(0.03)	$(0.03)	$(0.27)	$(0.08)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three and Six Months Ended June 30,
	2009	2010
Number of anti-dilutive stock options	6,263	4,586
Weighted average exercise price	$1.96	$1.23

8. ASSETS HELD FOR SALE

Assets held for sale include the carrying value of the Company’s building and land in Peoria, Illinois. The carrying value of this property was $2.0 million as of December 31, 2009 and June 30, 2010, respectively. Because of declining real estate markets, during the first quarter of 2009, the Company listed the facility for sale at an amount that was less then the carrying value.  As a result, the Company recorded an impairment charge of $662,000 during the six months ended June 30, 2009.

9. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Content development costs	$72	$(17)	$55
Website development costs	15	—	15
Total	$87	$(17)	$70

	June 30, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Content development costs	$120	$(41)	$79
Website development costs	90	(7)	83
Copyrights and trademarks	21	(1)	20
Total	$231	$(49)	$182

Intangibles that are subject to amortization are amortized on a straight-line basis over their expected useful lives. Website development costs and copyrights and trademarks are amortized over three years and content development costs are amortized over a two year period.

Amortization expense related to intangible assets subject to amortization was $49,000 and $168,000 for the three and six months ended June 30, 2009, respectively and $21,000 and $32,000 for the three and six months ended June 30, 2010, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2010, is expected to be as follows (in thousands):

Years Ending December 31:
2010	$49
2011	80
2012	43
2013	10
2014	—
$182

 Unamortized Intangible Assets

	December 31, 2009	June 30, 2010
Domain names	$920	$924

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$9,495
Purchase price adjustments	5
Balance as of June 30, 2010	$9,500

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2009	June 30, 2010
Accrued acquisition contingencies	$967	$958
Working capital purchase price adjustment related to Internet.com Sale	—	399
Cash received on behalf of the acquirer of the Internet.com business	201	7
Customer overpayments	506	143
Accrued professional fees	248	261
Accrued property and capital taxes	196	108
Other	398	288
Total	$2,516	$2,164

11. DEBT

On May 29, 2009, WebMediaBrands entered into a loan agreement in the amount of $7.2 million with the Company’s Chief Executive Officer, Alan M. Meckler (the “Meckler Loan”).

In conjunction with the Meckler Loan, the Company (1) entered into a promissory note jointly and severally payable by the Company and its subsidiary, Mediabistro, to Mr. Meckler (the “Note”), (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement by and among the Company, Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

The principal amount of the Meckler Loan equals the amount that was required to pay off and terminate the swap agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009 and one principal payment of $150,000 during the six months ended June 30, 2010. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 12.6% at June 30, 2010.  Interest expense on the Note was $75,000 during the three and six months ended June 30, 2009, and $192,000 and $416,000 during the three and six months ended June 30, 2010, respectively.

Although there are no future minimum payments due under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013, the Company had repaid approximately $1.2 million of the Meckler Loan as of June 30, 2010.  There are future minimum payments due in the amount of $195,000 for the year ended December 31, 2014; $403,000 for the year ended December 31, 2015 and $5.4 million for the year ended December 31, 2016.

12. INCOME TAXES

The Company recorded a provision for income taxes of $24,000 and a benefit for income taxes of $2.9 million during the three and six months ended June 30, 2009, respectively.  During the six months ended June 30, 2009, the benefit for income taxes consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income to loss from continuing operations.  The Company recorded a provision for income taxes of $17,000 and $20,000 during the three and six months ended June 30, 2010, respectively.

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

 The total amount of unrecognized tax benefits was $85,000 as of December 31, 2009 and June 30, 2010, all of which would affect the effective tax rate, if recognized, as of June 30, 2010.

13. COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of WebMediaBrands.

14. COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net loss	$(1,213)	$(968)	$(9,882)	$(2,886)
Foreign currency translation adjustment	(10)	—	(1,558)	1
Reclassification adjustment for loss included in net income related to foreign currency	—	—	1,163	—
Change in fair value of interest rate swap, net of income taxes	—	—	320	—
Reclassification adjustment for loss included in net income related to the interest rate swap	—	—	4,328	—
Total comprehensive loss	$(1,223)	$(968)	$(5,629)	$(2,885)

15. WORKFORCE REDUCTION PLAN

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, WebMediaBrands executed and completed a workforce reduction plan in the first quarter of 2009.  The plan reduced the Company’s workforce by 67 full-time employees.  During the first quarter of 2009, WebMediaBrands recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as a component of restructuring charge in the consolidated statements of operations.  All severance related to the workforce reduction plan has been paid.

16.  LEASE TERMINATION

In the second quarter of 2009, WebMediaBrands entered into a lease termination agreement for its facility in Darien, Connecticut.  Pursuant to the lease termination agreement, the Company recognized expense of $150,000 for the lease termination and $158,000 for the forfeiture of the related security deposit and recorded the expense as a component of restructuring charge in the consolidated statement of operations.  The liability was paid in July 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q  that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: the risk of illiquidity if our stock is delisted; general economic conditions; the competitive environment in which WebMediaBrands competes; the unpredictability of WebMediaBrands’s future revenues, expenses, cash flows and stock price; WebMediaBrands’s ability to integrate acquired businesses, products and personnel into its existing businesses; WebMediaBrands’s dependence on a limited number of advertisers; and WebMediaBrands’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to WebMediaBrands’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Overview

WebMediaBrands is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals. Our online business includes: (i) mediabistro.com, a leading blog network providing content, career and educational resources about major media markets and industry verticals including new media, TV news, advertising, public relations, publishing, design, mobile and the semantic web; (ii) Socialtimes.com and Allfacebook.com, providing industry leading content about the latest developments in social media, social networks and social gaming; (iii) other leading content Websites including AgencySpy.com, PRNewser.com, EbookNewser.com, BrandsoftheWorld.com, GalleyCat.com and TVNewser.com; and (iv) e-commerce Websites including FreelanceConnect.com and StockLogos.com.

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

We generate our revenues from:

●	fees charged for online job postings;

●	attendee registration fees for our online and in-person courses;

●	advertising on our Websites and e-mail newsletters;

●	attendee registration fees to our trade shows;

●	exhibition space fees and vendor sponsorships to our trade shows; and

●	subscription sales for our paid services.

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

Results of Operations

Revenues

Revenues were $1.4 million for the three months ended June 30, 2009 and $2.5 million for the three months ended June 30, 2010, representing an increase of 72%. Revenues were $3.0 million for the six months ended June 30, 2009 and $4.4 million for the six months ended June 30, 2010, representing an increase of 47%. These changes were primarily due to an increase in online job postings and advertising revenues, both of which were impacted by an improving economy and the growth in the number of our unique visitors. In addition, we ran four trade shows during the second quarter of 2010 compared to only two during the second quarter of 2009.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended June 30,		2009 vs. 2010		Six Months Ended June 30,		2009 vs. 2010
	2009	2010	$	%	2009	2010	$	%

Online job postings	$434	$911	$477	110%	$920	$1,703	$783	85%
Education	455	451	(4)	(1)	941	914	(27)	(3)
Advertising	156	422	266	171	293	753	460	157
Trade shows	173	452	279	161	377	566	189	50
Other	212	217	5	2	440	421	(19)	(4)
Total	$1,430	$2,453	$1,023	72%	$2,971	$4,357	$1,386	47%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Website hosting. Cost of revenues excludes depreciation and amortization.  Cost of revenues was $923,000 for the three months ended June 30, 2009 and $1.4 million for the three months ended June 30, 2010, representing an increase of 52%. This change was primarily due to an increase in employee-related costs of $215,000, trade show costs of $184,000 and freelance contributor costs of $81,000.

Cost of revenues was $2.2 million for the six months ended June 30, 2009 and $2.7 million for the six months ended June 30, 2010, representing an increase of 25%. This change was primarily due to an increase in employee-related costs of $370,000 and freelance contributor costs of $232,000.  These increases were partially offset by a decrease in education-related costs due to fewer courses being held during the second quarter of 2010 compared to the second quarter of 2009.

The increases in employee-related costs and freelance contributor costs are due primarily to our development of blog content, specifically in, but not limited to, the areas of social media, social networks, social gaming and virtual goods.  We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings. We may need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $377,000 for the three months ended June 30, 2009 and $495,000 for the three months ended June 30, 2010, representing an increase of 31%.  This increase was due primarily to an increase in sales commissions of $63,000 due primarily to the increase in revenues noted above.

Advertising, promotion and selling expenses were $981,000 for the six months ended June 30, 2009 and $1.0 million for the six months ended June 30, 2010, representing an increase of 4%.  This increase was due primarily to an increase in sales commissions of $78,000 due primarily to the increase in revenues noted above.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $2.1 million for the three months ended June 30, 2009 and $1.4 million for the three months ended June 30, 2010, representing a decrease of 36%.  This decrease was due primarily to a decrease in employee-related costs of $325,000, a decrease in professional fees of $215,000, a decrease in office-related costs of $114,000 and a decrease in insurance-related costs of $95,000.

General and administrative expenses were $7.4 million for the six months ended June 30, 2009 and $3.0 million for the six months ended June 30, 2010, representing a decrease of 59%.  This change was primarily due to a decrease in stock-based compensation of $1.8 million, a decrease in employee-related costs of $998,000, a decrease in professional fees of $986,000, a decrease in office-related costs of $242,000 and a decrease in insurance-related costs of $188,000.  The reduction in employee-related costs, professional fees and insurance-related costs during the periods presented was primarily due to cost reduction efforts initiated in conjunction with the sales of our Online images and Internet.com businesses and the decreased size of the continuing business.  The decrease in office-related costs during the periods presented was due to the termination of our Darien, Connecticut office lease during the second quarter of 2009.

Depreciation and amortization

Depreciation expense was $162,000 for the three months ended June 30, 2009 and $118,000 for the three months ended June 30, 2010, representing a decrease of 27%.  Depreciation expense was $342,000 for the six months ended June 30, 2009 and $246,000 for the six months ended June 30, 2010, representing a decrease of 28%.  These decreases are due primarily to the write-off of fixed assets during the fourth quarter of 2009.

Amortization expense was $49,000 for the three months ended June 30, 2009 and $21,000 for the three months ended June 30, 2010, representing a decrease of 57%.  Amortization expense was $168,000 for the six months ended June 30, 2009 and $32,000 for the six months ended June 30, 2010, representing a decrease 81%.  These decreases are due primarily to the write-off of amortized intangible assets during the fourth quarter of 2009.

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

Restructuring charge

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity, we executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced our workforce by 67 full-time employees.  During the first quarter of 2009, we recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as a component of restructuring charge in the consolidated statements of operations.   All severance related to the workforce reduction plan has been paid.  In addition, during the second quarter of 2009, we entered into a lease termination agreement for our facility in Darien, Connecticut.  Pursuant to the lease termination agreement, we recognized expense of $150,000 for the lease termination and $158,000 for the forfeiture of the related security deposit and recorded the expense as a component of restructuring charge in the consolidated statement of operations.

Other income, net

Other income of $68,000 and $174,000 during the three and six months ended June 30, 2009, respectively, relates primarily to rent received from Getty Images (US), Inc. for our Peoria, Illinois facility pursuant to a lease agreement that terminated in February 2010.  Other income of $31,000 and $39,000 during the three and six months ended June 30, 2010, respectively, relates primarily to the gain on the sale of an investment in a portfolio company of one of our former venture funds that was previously impaired.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2009 vs. 2010		Six Months Ended June 30,		2009 vs. 2010
	2009	2010	$	%	2009	2010	$	%
Interest income	$157	$196	$39	25%	$158	$213	$55	35%
Interest expense	(185)	(203)	(18)	(10)%	(1,492)	(433)	1,059	71%

Interest expense during the six months ended June 30, 2009 relates primarily to costs associated with our credit facility, which we repaid during the first quarter of 2009.  Interest expense during the three and six months ended June 30, 2010 relates primarily to costs associated with our loan from a related party. See Related Party Transactions section below for a description of the loan.

Loss on extinguishment of debt

During the six months ended June 30, 2009, we expensed $2.1 million in unamortized debt issuance costs related to the termination of our credit facility.

Loss on fair value of interest rate swap

Due to the termination of our credit agreement in February 2009, our derivative interest rate swap no longer met the criteria for hedge accounting under the accounting pronouncement related to derivative instruments and hedging activities and therefore, during the three months ended June 30, 2009, we recorded a gain of $438,000 and during the six months ended June 30, 2009 we recorded a loss of $6.7 million on the fair value of the interest rate swap in the consolidated statements of operations.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $24,000 and a benefit for income taxes of $2.9 million during the three and six months ended June 30, 2009, respectively.  During the six months ended June 30, 2009, the benefit for income taxes consisted primarily of a net tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income to loss from continuing operations. We recorded a provision for income taxes of $17,000 and $20,000 during the three and six months ended June 30, 2010, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of December 31, 2009 and June 30, 2010, all of which would affect the effective tax rate, if recognized, as of June 30, 2010.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2009 vs. 2010
	2009	2010	$	%
Operating cash flows	$(6,324)	$(1,432)	$4,892	77%
Investing cash flows	89,089	(162)	(89,251)	(100)
Financing cash flows	(80,935)	59	80,994	100
Purchases of assets and other	(1,577)	(135)	1,442	91
Purchases of property and equipment	(52)	(27)	25	48

	As of		2009 vs. 2010
	December 31, 2009	June 30, 2010	$	%
Cash and cash equivalents	$15,012	$13,476	$(1,536)	(10)%
Accounts receivable, net	500	660	160	32
Loan from related party	6,197	6,047	(150)	(2)
Working capital	13,543	10,887	(2,656)	(20)

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities. Our cash balance decreased from December 31, 2009 due primarily to a loss from continuing operations.

Operating activities. Cash used in operating activities decreased during the six months ended June 30, 2010 due primarily to reduced losses from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated.  Cash used in 2010 related primarily to the acquisition of a Website and domain names. Net cash provided by investing activities during the first quarter of 2009 related primarily to the net proceeds from the sale of the Online images business.

Financing activities. Cash provided by financing activities during 2010 related primarily to stock option exercises offset by a repayment of borrowings from a related party. Cash used in financing activities during 2009 related primarily to repayments of borrowings under our credit facilities.

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

In conjunction with the Meckler Loan, the Company (1) entered into a promissory note jointly and severally payable by the Company and its subsidiary, Mediabistro, to Mr. Meckler (the “Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between the Company and KeyBank and related transactional expenses. The interest rate of the Note is 4.7% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month for a period of five years. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years, to be paid in full in the two remaining years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. The Company made one principle payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009 and one principle payment of $150,000 during the six months ended June 30, 2010. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 12.6% at June 30, 2010.  Interest expense on the Note was $75,000 during the three and six months ended June 30, 2009, and $192,000 and $416,000 during the three and six months ended June 30, 2010, respectively.

Although there are no future minimum payments due under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013, we had repaid approximately $1.2 million of the Meckler Loan as of June 30, 2010.  There are future minimum payments due in the amount of $195,000 for the year ended December 31, 2014; $403,000 for the year ended December 31, 2010; and $5.4 million for the year ended December 31, 2016.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: August 12, 2010

WebMediaBrands Inc.

/s/ Alan M. Meckler
Alan M. Meckler
Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)