Form 10-Q
period 2010-09-30
WEBMEDIABRANDS INC.
filed 2010-11-04
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 000-26393

WebMediaBrands Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1542480 (I.R.S. Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut (Address of principal executive offices)	06854 (Zip Code)
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

The number of outstanding shares of the Registrant’s common stock, par value $.01 per share, as of November 1, 2010 was 37,653,201.

WebMediaBrands Inc.

WebMediaBrands Inc.
Consolidated Condensed Balance Sheets
December 31, 2009 and September 30, 2010
(in thousands, except share and per share amounts)

	December 31, 2009	September 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,012	$11,310
Accounts receivable, net of allowances of $90 and $71, respectively	500	465
Income taxes receivable	2,379	443
Prepaid expenses and other current assets	500	462
Total current assets	18,391	12,680

Property and equipment, net of accumulated depreciation of $1,800 and $1,511, respectively	1,086	795
Intangible assets, net	990	1,485
Goodwill	9,495	10,389
Investments and other assets	1,051	1,033
Assets held for sale	2,000	1,681
Total assets	$33,013	$28,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566	$345
Accrued payroll and related expenses	811	546
Accrued expenses and other current liabilities	2,516	1,944
Deferred revenues	955	1,364
Total current liabilities	4,848	4,199

Loan from related party	6,197	5,997
Deferred revenues	92	19
Deferred income taxes	1,122	1,308
Other long-term liabilities	586	645
Total liabilities	12,845	12,168

Commitments and contingencies (see note 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 37,060,723 and 37,718,201 shares issued at December 31, 2009 and September 30, 2010, respectively	371	377
Additional paid-in capital	280,556	280,890
Accumulated deficit	(260,680)	(265,279)
Treasury stock, 65,000 shares at cost	(106)	(106)
Accumulated other comprehensive income	27	13

Total stockholders’ equity	20,168	15,895

Total liabilities and stockholders’ equity	$33,013	$28,063

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Operations
For the Three Months and Nine Months Ended September 30, 2009 and 2010
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$1,473	$1,943	$4,444	$6,300

Cost of revenues	941	1,307	3,101	4,005
Advertising, promotion and selling	369	399	1,350	1,423
General and administrative	2,178	1,277	9,582	4,290
Depreciation	173	104	515	350
Amortization	62	102	230	134
Impairment	—	319	662	319
Restructuring charge	—	—	875	—

Total operating expenses	3,723	3,508	16,315	10,521

Operating loss from continuing operations	(2,250)	(1,565)	(11,871)	(4,221)
Other income, net	42	25	216	64
Interest income	3	14	161	227
Interest expense	(182)	(194)	(1,674)	(627)
Loss on extinguishment of debt	—	—	(2,119)	—
Loss on fair value of interest rate swap	—	—	(6,732)	—

Loss from continuing operations before income taxes	(2,387)	(1,720)	(22,019)	(4,557)
Provision (benefit) for income taxes	1,367	—	(1,484)	20
Loss from continuing operations	(3,754)	(1,720)	(20,535)	(4,577)
Loss from discontinued operations, net of tax	(850)	—	(968)	—
Gain (loss) on sale of discontinued operations	(41)	7	6,976	(22)

Net loss	$(4,645)	$(1,713)	$(14,527)	$(4,599)
Income (loss) per share:
Basic
Loss from continuing operations	$(0.10)	$(0.05)	$(0.56)	$(0.12)
Income (loss) from discontinued operations	(0.03)	—	0.16	—
Net loss	$(0.13)	$(0.05)	$(0.40)	$(0.12)
Diluted
Loss from continuing operations	$(0.10)	$(0.05)	$(0.56)	$(0.12)
Income (loss) from discontinued operations	(0.03)	—	0.16	—
Net loss	$(0.13)	$(0.05)	$(0.40)	$(0.12)
Weighted average shares used in computing income (loss) per share:
Basic	36,813	37,650	36,377	37,444
Diluted	36,813	37,650	36,377	37,444

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2010
(in thousands)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(14,527)	$(4,599)
Less: Loss from discontinued operations, net of tax	(968)	—
Less: Gain (loss) on sale of discontinued operations	6,976	(22)
Loss from continuing operations	(20,535)	(4,577)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Loss on fair value of interest rate swap	6,732	—
Impairment	662	319
Depreciation and amortization	745	484
Stock-based compensation	1,906	118
Other, net	(150)	10
Amortization of debt issuance costs	11	53
Loss on extinguishment of debt	2,119	—
Deferred income taxes	(2,561)	3
Excess tax benefit from stock-based compensation	(3,226)	—
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable, net	34	34
Prepaid expenses and other assets	3,586	11
Income taxes receivable	960	1,936
Accounts payable, accrued expenses and other liabilities	(2,420)	(1,130)
Deferred revenues	(125)	336
Discontinued operations	1,547	(22)
Net cash used in operating activities	(10,715)	(2,425)
Cash flows from investing activities:
Purchases of property and equipment	(233)	(66)
Acquisitions of businesses, assets and other	(1,593)	(1,200)
Proceeds from sale of discontinued operations	91,205	—
Discontinued operations	(560)	—
Net cash provided by (used in) investing activities	88,819	(1,266)
Cash flows from financing activities:
Borrowings from related party	7,197	—
Settlement of interest rate swap	(6,732)	—
Debt issuance costs	(384)	(9)
Repayment of borrowings from related party	—	(200)
Repayment of borrowings under credit facilities	(81,213)	—
Excess tax benefit from stock-based compensation	3,226	—
Proceeds from exercise of stock options	246	213
Net cash provided by (used in) financing activities	(77,660)	4
Effects of exchange rates on cash	(65)	(15)
Net increase (decrease) in cash and cash equivalents	379	(3,702)
Cash and cash equivalents, beginning of period	3,755	15,012
Cash and cash equivalents, end of period	$4,134	$11,310

See notes to unaudited consolidated condensed financial statements.

 WebMediaBrands Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2010

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals.

The Company’s online business includes:

•
mediabistro.com, a leading blog network providing content, career and educational resources about major media markets and industry verticals including new media, social media, TV news, advertising, public relations, publishing, design and mobile. The Company’s blog network consists of the following:

AgencySpy	FishbowlLA	PRNewser	TVNewser
AllFacebook	FishbowlNY	SocialTimes	UnBeige
eBookNewser	GalleyCat	SportsNewser	WebNewser
FishbowlDC	MediaJobsDaily	ThinkMobile

The mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, television and more;

•	SemanticWeb.com, a leading content Website about the Semantic Web;

•	BrandsoftheWorld.com, AdsoftheWorld.com and other related Websites that provide content for creative, advertising and design professionals; and

•	e-commerce Websites including FreelanceConnect.com and StockLogos.com.

The Company’s education business features online and in-person courses, panels, certificate programs and video subscription libraries for media and business professionals.

The Company’s trade shows include the Semantic Technology (“SemTech”) Conference, ThinkMobile, Social Gaming Summit, Virtual Goods Summit, eBook Summit, Semantic Web Summit, Freemium Summit, Social Ad Summit and Social Developer Summit.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or any future interim period. Reclassifications have been made to prior period amounts to conform to current year presentation. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements. See note 4 for additional disclosure on presentation of discontinued operations.

The consolidated condensed financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to Accounting Standards Codification (“ASC”) Topic 860-10 related to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity (“VIE”). The amendments require an enterprise to make a qualitative assessment about whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE.  This pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The pronouncement was effective for the Company beginning January 1, 2010. The effect of adoption of this pronouncement did not have a material effect on the Company’s consolidated condensed financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU No. 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of these amendments is not expected to have a material impact on the Company’s consolidated condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which updated the ASC on accounting for distributions to shareholders.  The amendments in this ASU clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on the Company’s consolidated condensed financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”, that amends ASC Subtopic 855-10, “Subsequent Events – Overall”.  ASU No. 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and, accordingly, the Company has adopted the provisions of ASU No. 2010-09.  In accordance with this pronouncement, the Company evaluated events and transactions after the close of its consolidated condensed balance sheet on September 30, 2010.  See note 17 for further information on subsequent events.

4. DISPOSITIONS AND DISCONTINUED OPERATIONS

On February 23, 2009, the Company sold its Online images business, or Jupiterimages (the “Images Sale”). As a result of the Images Sale, WebMediaBrands is accounting for the operations of its Online images business as a discontinued operation. The carrying value of the net assets of the Online images business at the time of the Images Sale was $82.0 million and the Images Sale resulted in a gain of $7.0 million. Company revenues from the discontinued Online images business for the nine months ended September 30, 2009 were $11.9 million. Loss from discontinued operations of Jupiterimages for the three months ended September 30, 2009 of $923,000 was due to a provision for income taxes.  Loss from discontinued operations of Jupiterimages for the nine months ended September 30, 2009 of $740,000 was net of a provision for income taxes of $948,000.  The provision for income taxes was primarily due to the reversal of the income tax benefit previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 net operating losses to 2006.  The income tax provision was partially offset by the reversal of the interest related to uncertain tax positions and other adjustments recognized on the 2006 amended federal income tax return.  See note 12 for further discussion of these amended returns.

On November 30, 2009, the Company sold its Internet.com business to Quinstreet Inc. for $18.0 million in cash, subject to a working capital purchase price adjustment (the “Internet.com Sale”).  Quinstreet paid $16.0 million of the purchase price at closing.  The remaining $2.0 million must be paid on the first anniversary of the closing.  Quinstreet may withhold and deduct from the $2.0 million anniversary payment any sum that the Company owes Quinstreet under the indemnification and working capital adjustment provisions of the asset purchase agreement.  In June 2010, the Company finalized the working capital purchase price adjustment related to the Internet.com Sale and recorded a liability of $399,000, of which, $99,000 was paid during the three months ended September 30, 2010.  The remaining liability of $300,000 is included in accrued expenses and other current liabilities in the Company’s consolidated condensed balance sheet at September 30, 2010.  As a result of the Internet.com Sale, WebMediaBrands is accounting for the operations of its Internet.com business as a discontinued operation. The carrying value of the net assets of the Internet.com business at the time of the Internet.com Sale was $12.9 million, and the sale of the Internet.com business resulted in a gain of $1.5 million.   Company revenues from the discontinued Internet.com business for the three and nine months ended September 30, 2009 were $3.1 million and $11.7 million, respectively. Income from discontinued operations of the Internet.com business for the three months ended September 30, 2009 of $73,000 was net of a benefit for income taxes of $393,000.   Loss from discontinued operations of the Internet.com business for the nine months ended September 30, 2009 of $229,000 was net of a benefit for income taxes of $121,000.

5. SEGMENT INFORMATION

Segment information is presented in accordance with ASC Topic 280-10 "Segment Reporting". This pronouncement is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.    As a result of the Images and Internet.com Sales described in note 4, the Company now operates in one reportable segment. The Company’s continuing business is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations in our results from period to period as trade shows held in one period in the current year may be held in a different period in future years.

6. ACCOUNTING FOR STOCK-BASED COMPENSATION

Total stock-based compensation during the three months ended September 30, 2009 and 2010 was $16,000 and $41,000, respectively, and $1.9 million and $118,000 for the nine months ended September 30, 2009 and 2010, respectively.  Stock-based compensation increased additional paid-in capital by $41,000 and $118,000 during the three and nine months ended September 30, 2010, respectively.  As a result of the Images Sale on February 23, 2009, all unvested stock options on that date became immediately vested and all unrecognized stock-based compensation was immediately expensed. During the nine months ended September 30, 2009, $1.8 million of the stock-based compensation expense was due to the accelerated vesting related to the Images Sale.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Nine Months Ended September 30,
	2009	2010
Risk-free interest rate	1.55%	1.02%
Expected life (in years)	3.5	3.7
Dividend yield	0%	0%
Expected volatility	92%	109%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  WebMediaBrands had previously issued stock options with a five-year life.  The expected term for these stock options was calculated using historical data.   However, during the third quarter of 2010, the Company began issuing stock options with a ten-year life and as a result, the expected term was calculated using the simplified method.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2009 and 2010 was $0.27 and $0.55, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,697,758	$1.53
Granted	1,201,200	$0.80
Exercised	(657,478)	$0.32
Forfeited, expired or cancelled	(535,749)	$5.55
Outstanding at September 30, 2010	5,705,731	$1.14	4.50	$1,820
Vested and expected to vest at September 30, 2010	5,362,180	$1.16	4.25	$1,783
Exercisable at September 30, 2010	3,357,631	$1.40	2.69	$1,526

The aggregate intrinsic value in the table above is before income taxes and is based on WebMediaBrands’s closing stock price of $0.89 as of September 30, 2010.    During the three months ended September 30, 2009 and 2010, the total intrinsic value of stock options exercised was $68,000 and $4,000, respectively.  During the nine months ended September 30, 2009 and 2010, the total intrinsic value of stock options exercised was $310,000 and $454,000, respectively.

            As of September 30, 2010, there was $1.0 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 22 months.

 7. COMPUTATION OF INCOME (LOSS) PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding during the period. The Company computes diluted income (loss) per share using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted income (loss) per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Loss from continuing operations	$(3,754)	$(1,720)	$(20,535)	$(4,577)
Loss from discontinued operations, net of tax	(850)	—	(968)	—
Gain (loss) on sale of discontinued operations	(41)	7	6,976	(22)
Net loss	$(4,645)	$(1,713)	$(14,527)	$(4,599)

Basic weighted average number of common shares outstanding	36,813	37,650	36,377	37,444
Effect of dilutive stock options	—	—	—	—
Total basic weighted average number of common shares and dilutive stock options	36,813	37,650	36,377	37,444

Income (loss) per share:
Basic
Loss from continuing operations	$(0.10)	$(0.05)	$(0.56)	$(0.12)
Income (loss) from discontinued operations	(0.03)	—	0.16	—
Net loss	$(0.13)	$(0.05)	$(0.40)	$(0.12)
Diluted
Loss from continuing operations	$(0.10)	$(0.05)	$(0.56)	$(0.12)
Income (loss) from discontinued operations	(0.03)	—	0.16	—
Net loss	$(0.13)	$(0.05)	$(0.40)	$(0.12)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three and Nine Months Ended September 30,
	2009	2010
Number of anti-dilutive stock options	5,872	5,706
Weighted average exercise price	$2.00	$1.14

8. ASSETS HELD FOR SALE

Assets held for sale include the carrying value of the Company’s building and land in Peoria, Illinois. The carrying value of this property was $2.0 million as of December 31, 2009 and $1.7 million as of September 30, 2010. Because of declining real estate markets, during the first quarter of 2009, the Company listed the facility for sale at an amount that was less then the carrying value.  As a result, the Company recorded an impairment charge of $662,000 during the nine months ended September 30, 2009.

On September 1, 2010, the Company executed a Letter of Intent (“LOI”) with an Illinois not-for-profit corporation for the sale of the Company’s building and land for $1.8 million.   As a result of the LOI, the Company recorded an impairment charge of $319,000 during the three months ended September 30, 2010.  The impairment charge includes a broker commission payable upon the closing of the transaction and estimated closing costs.  On October 11, 2010, the Company entered into a Purchase and Sale Agreement for this property.  See note 17 for additional disclosure of the Purchase and Sale Agreement.

9. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Content development costs	$72	$(17)	$55
Website development costs	15	—	15
Total	$87	$(17)	$70

	September 30, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$187	$(47)	$140
Website development costs	151	(23)	128
Content development costs	145	(57)	88
Non-compete agreements	53	(20)	33
Copyrights and trademarks	33	(4)	29
Total	$569	$(151)	$418

Intangible assets that are subject to amortization are amortized on a straight-line basis over their expected useful lives. Website development costs, copyrights and trademarks and customer relationships are amortized over three years and content development costs are amortized over a two year period.  Non-compete agreements are amortized over the period of the agreements, typically from one to three years.

Amortization expense related to intangible assets subject to amortization was $62,000 and $230,000 for the three and nine months ended September 30, 2009, respectively, and $102,000 and $134,000 for the three and nine months ended September 30, 2010, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2010, is expected to be as follows (in thousands):

Years Ending December 31:
2010	$58
2011	205
2012	138
2013	17
2014	—
$418

 Unamortized Intangible Assets

	December 31, 2009	September 30, 2010
Domain names	$920	$1,067

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

Balance as of December 31, 2009	$9,495
Goodwill acquired during the year	1,125
Purchase accounting adjustments	(231)
Balance as of September 30, 2010	$10,389

Goodwill acquired during the year primarily relates to the Company’s purchase of the SemTech Conference and SemanticUniverse blog from Wilshire Conferences.  This purchase occurred during the third quarter of 2010. Purchase accounting adjustments relate to adjustments made in finalizing the valuation of certain assets purchased in conjunction with acquisitions that were consummated during the fourth quarter of 2009.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2009	September 30, 2010
Accrued acquisition contingencies	$967	$921
Working capital purchase price adjustment related to Internet.com Sale	—	300
Cash received on behalf of the acquirer of the Internet.com business	201	—
Customer overpayments	506	64
Accrued professional fees	248	91
Accrued property and capital taxes	196	143
Other	398	425
Total	$2,516	$1,944

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

The principal amount of the Meckler Loan equals the amount that was required to pay off and terminate the swap agreement between the Company and KeyBank and related transactional expenses. On September 1, 2010, WebMediaBrands entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009 and two principal payments totaling $200,000 during the nine months ended September 30, 2010. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at September 30, 2010.  Interest expense on the Note was $205,000 and $280,000 during the three and nine months ended September 30, 2009, respectively, and $194,000 and $610,000 during the three and nine months ended September 30, 2010, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013, the Company had repaid approximately $1.2 million of the Meckler Loan as of September 30, 2010.  There are future minimum payments due in the amount of $157,000 for the year ended December 31, 2014; $322,000 for the year ended December 31, 2015 and $5.5 million for the year ended December 31, 2016.

12. INCOME TAXES

The Company recorded a provision for income taxes of $1.4 million and a benefit for income taxes of $1.5 million during the three and nine months ended September 30, 2009, respectively. The income tax provision for the three months ended September 30, 2009 is primarily due to the reversal of the income tax benefit previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 and 2008 net operating losses to 2006. The 2006 federal income tax return was amended during the third quarter of 2009 in order to include stock option expense and other adjustments that were not included in the original 2006 return. Along with the amendment of its 2006 federal income tax return, the Company previously amended its 2004 and 2005 federal income tax returns for additional stock option deductions.  Those deductions resulted in a benefit of $3.2 million to additional paid-in capital during the third quarter of 2009. During the nine months ended September 30, 2009, the tax benefit for income taxes consisted primarily of a net income tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income to loss from continuing operations. The income tax benefit was partially offset by a provision for income taxes of $1.4 million for the nine months ended September 30, 2009, which was primarily due to the reversal of the income tax benefit mentioned above, the reversal of a portion of the reserve for uncertain tax positions and additional tax amortization on indefinite lived assets. The Company recorded a provision for income taxes of $0 and $20,000 during the three and nine months ended September 30, 2010, respectively.

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

 The total amount of unrecognized tax benefits was $85,000 as of December 31, 2009 and September 30, 2010, all of which would affect the effective tax rate, if recognized, as of September 30, 2010.

13. COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the consolidated condensed financial statements of WebMediaBrands.

14. COMPREHENSIVE LOSS

Comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net loss	$(4,645)	$(1,713)	$(14,527)	$(4,599)
Foreign currency translation adjustment	(2)	(15)	(1,560)	(14)
Reclassification adjustment for loss included in net loss related to foreign currency	—	—	1,163	—
Change in fair value of interest rate swap, net of income taxes	—	—	320	—
Reclassification adjustment for loss included in net loss related to the interest rate swap	—	—	4,328	—
Total comprehensive loss	$(4,647)	$(1,728)	$(10,276)	$(4,613)

15. WORKFORCE REDUCTION PLAN

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, WebMediaBrands executed and completed a workforce reduction plan in the first quarter of 2009.  The plan reduced the Company’s workforce by 67 full-time employees.  During the first quarter of 2009, WebMediaBrands recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as a component of restructuring charge in the consolidated condensed statements of operations.  All severance related to the workforce reduction plan has been paid.

16.  LEASE TERMINATION

In the second quarter of 2009, WebMediaBrands entered into a lease termination agreement for its facility in Darien, Connecticut.  Pursuant to the lease termination agreement, the Company recognized expense of $150,000 for the lease termination and $158,000 for the forfeiture of the related security deposit and recorded the expense as a component of restructuring charge in the consolidated condensed statement of operations.  The liability was paid in July 2009.

17.  SUBSEQUENT EVENT

On October 11, 2010, the Company entered into a Purchase and Sale Agreement for Commercial Real Estate by Agreement for Warranty Deed with an Illinois not-for-profit corporation for the purchase and sale of the Company’s Peoria, Illinois property. Upon execution of the agreement, the purchaser paid $500,000 as a deposit to be applied toward the $1.8 million purchase price at the closing of the transaction.  If the transaction closes, the purchaser must pay the remainder of the purchase price in monthly payments of principal and interest of approximately $9,000, with the first monthly payment due on December 1, 2010 and continuing until five years after the closing date, at which time the entire balance of principal and interest will be due and payable.  The 6% interest rate will be computed monthly on the unpaid balance of the purchase price.  The purchaser may prepay the balance of the purchase price at any time without penalty.

The parties agreed to close the transaction on or before November 25, 2010.  For 40 days from the date of the agreement, the purchaser may conduct tests, studies, and inspections of the property.  If the purchaser determines, in its sole judgment, that the property is unsuitable for its intended purposes, then it may terminate the agreement by giving written notice to the Company within the 40-day period, and the $500,000 deposit will be returned to the purchaser.  Additionally, the agreement is subject to the approval of the purchaser’s board of directors, which must meet within 40 days of the date of the agreement.  If the board of directors fails to approve the agreement, and the purchaser notifies the Company within three business days after such failure to approve the agreement, then the parties will have no further obligations under the agreement and the $500,000 deposit will be returned to the purchaser.

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

Overview

WebMediaBrands is a leading Internet media company that provides content, education, trade shows and online job board services for media and business professionals. Our online business includes:

•
mediabistro.com, a leading blog network providing content, career and educational resources about major media markets and industry verticals including new media, social media, TV news, advertising, public relations, publishing, design, and mobile.  Our blog network consists of the focllowing:

AgencySpy	FishbowlLA	PRNewser	TVNewser
AllFacebook	FishbowlNY	SocialTimes	UnBeige
eBookNewser	GalleyCat	SportsNewser	WebNewser
FishbowlDC	MediaJobsDaily	ThinkMobile

Our mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, television and more;

•	SemanticWeb.com, a leading content Website about the Semantic Web; and

•	BrandsoftheWorld.com, AdsoftheWorld.com and other related Websites that provide content for creative, advertising and design professionals; and

•	e-commerce Websites including FreelanceConnect.com and StockLogos.com.

Our education business features online and in-person courses, panels, certificate programs and video subscription libraries for media and business professionals.

Our trade shows include the Semantic Technology (“SemTech”) Conference, ThinkMobile, Social Gaming Summit, Virtual Goods Summit, eBook Summit, Semantic Web Summit, Freemium Summit, Social Ad Summit and Social Developer Summit.

We generate our revenues from:

•	fees charged for online job postings;
•	attendee registration fees for our online and in-person courses;
•	advertising on our Websites and e-mail newsletters;
•	attendee registration fees from our trade shows;
•	exhibition space and sponsorship fees from our trade shows; and
•	subscription sales for our paid services.

Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations in our results from period to period as trade shows held in one period in the current year may be held in a different period in future years.

The principal costs of our business relate to payroll and benefits costs for our personnel; technology-related costs; facilities and equipment; and venue, speaker and advertising expenses for our trade shows and courses.

 Results of Operations

Revenues

Revenues were $1.5 million for the three months ended September 30, 2009 and $1.9 million for the three months ended September 30, 2010, representing an increase of 32%. This increase was primarily due to an increase in online job postings and advertising revenues.   Revenues were $4.4 million for the nine months ended September 30, 2009 and $6.3 million for the nine months ended September 30, 2010, representing an increase of 42%. This increase was primarily due to an increase in online job postings, advertising revenues and trade show revenues.  The increases in online job postings and advertising revenues were the result of an improving economy and growth in both page views and the number of unique visitors to our Websites.  Also, during the nine months ended September 30, 2010, we held nine trade shows compared to only seven during the nine months ended September 30, 2009.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended September 30,		2009 vs. 2010		Nine Months Ended September 30,		2009 vs. 2010
	2009	2010	$	%	2009	2010	$	%

Online job postings	$546	$997	$451	83%	$1,466	$2,700	$1,234	84%
Education	426	387	(39)	(9)	1,367	1,301	(66)	(5)
Advertising	203	253	50	25	496	1,006	510	103
Trade shows	98	92	(6)	(6)	475	658	183	39
Other	200	214	14	7	640	635	(5)	(1)
Total	$1,473	$1,943	$470	32%	$4,444	$6,300	$1,856	42%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Website hosting. Cost of revenues excludes depreciation and amortization.  Cost of revenues was $941,000 for the three months ended September 30, 2009 and $1.3 million for the three months ended September 30, 2010, representing an increase of 39%. This change was primarily due to an increase in employee-related costs of $238,000 and freelance contributor costs of $107,000.

Cost of revenues was $3.1 million for the nine months ended September 30, 2009 and $4.0 million for the nine months ended September 30, 2010, representing an increase of 29%. This change was primarily due to an increase in employee-related costs of $609,000 and freelance contributor costs of $339,000.  These increases were partially offset by a decrease in education-related costs due to fewer in-person courses being held during the third quarter of 2010 compared to the third quarter of 2009.

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

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $369,000 for the three months ended September 30, 2009 and $399,000 for the three months ended September 30, 2010, representing an increase of 8%.  This increase was due primarily to an increase in employee-related costs of $23,000.

Advertising, promotion and selling expenses were $1.4 million for both the nine months ended September 30, 2009 and 2010.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $2.2 million for the three months ended September 30, 2009 and $1.3 million for the three months ended September 30, 2010, representing a decrease of 41%.  This decrease was due primarily to a decrease in employee-related costs of $509,000, a decrease in professional fees of $243,000, a decrease in office-related costs of $105,000 and a decrease in insurance-related costs of $52,000.  The primary reason for the reduction in employee-related costs, professional fees and insurance-related costs was due to cost reduction efforts initiated in conjunction with the sales of our Online images and Internet.com businesses and the decreased size of the continuing business.  The decrease in office-related costs was due to the termination of our Darien, Connecticut office lease during the second quarter of 2009, which resulted in reduced rent expense beginning in October 2009.

General and administrative expenses were $9.6 million for the nine months ended September 30, 2009 and $4.3 million for the nine months ended September 30, 2010, representing a decrease of 55%.  This change was primarily due to a decrease in stock-based compensation of $1.8 million, a decrease in employee-related costs of $1.5 million, a decrease in professional fees of $1.2 million, a decrease in office-related costs of $347,000 and a decrease in insurance-related costs of $240,000.  The primary reason for the reduction in employee-related costs, professional fees and insurance-related costs was due to cost reduction efforts initiated in conjunction with the sales of our Online images and Internet.com businesses and the decreased size of the continuing business.  The decrease in office-related costs was due to the termination of our Darien, Connecticut office lease noted above.

Depreciation and amortization

Depreciation expense was $173,000 for the three months ended September 30, 2009 and $104,000 for the three months ended September 30, 2010, representing a decrease of 40%.  Depreciation expense was $515,000 for the nine months ended September 30, 2009 and $350,000 for the nine months ended September 30, 2010, representing a decrease of 32%.  These decreases are due primarily to the write-off of fixed assets during the fourth quarter of 2009 and a decrease in capital expenditures.

Amortization expense was $62,000 for the three months ended September 30, 2009 and $102,000 for the three months ended September 30, 2010, representing an increase of 65%.  This increase was due to adjustments made in finalizing the valuation of certain assets purchased in conjunction with acquisitions that were consummated during the fourth quarter of 2009.  Amortization expense was $230,000 for the nine months ended September 30, 2009 and $134,000 for the nine months ended September 30, 2010, representing a decrease of 42%.  This decrease was due primarily to the write-off of amortized intangible assets during the fourth quarter of 2009.

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

On September 1, 2010, we executed a Letter of Intent (“LOI”) with an Illinois not-for-profit corporation for the sale of our building and land for $1.8 million.   As a result of the LOI, we recorded an impairment charge of $319,000 during the three months ended September 30, 2010.  The impairment charge includes a broker commission payable upon the closing of the transaction and estimated closing costs.  On October 11, 2010, we entered into a Purchase and Sale Agreement for this property.  See note 17 to the consolidated condensed financial statements included in Item 1 of this Form 10Q for additional disclosure of the Purchase and Sale Agreement.

Restructuring charge

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity, we executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced our workforce by 67 full-time employees.  During the first quarter of 2009, we recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as a component of restructuring charge in the consolidated condensed statements of operations.   All severance related to the workforce reduction plan has been paid.  In addition, during the second quarter of 2009, we entered into a lease termination agreement for our facility in Darien, Connecticut.  Pursuant to the lease termination agreement, we recognized expense of $150,000 for the lease termination and $158,000 for the forfeiture of the related security deposit and recorded the expense as a component of restructuring charge in the consolidated condensed statement of operations.

Other income, net

Other income of $42,000 and $216,000 for the three and nine months ended September 30, 2009, respectively, relates primarily to rent received from Getty Images (US), Inc. for our Peoria, Illinois facility pursuant to a lease agreement that terminated in February 2010.  Other income of $25,000 for the three months ended September 30, 2010, relates primarily to net foreign currency transaction gains. Other income of $64,000 for the nine months ended September 30, 2010, relates primarily to the gain on sale of an investment in a portfolio company of one of our former venture funds that was previously impaired along with net foreign currency transaction gains.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2009 vs. 2010		Nine Months Ended September 30,		2009 vs. 2010
	2009	2010	$	%	2009	2010	$	%
Interest income	$3	$14	$11	367%	$161	$227	$66	41%
Interest expense	(182)	(194)	(12)	(7)	(1,674)	(627)	1,047	63%

Interest expense during the nine months ended September 30, 2009 relates primarily to costs associated with our credit facility, which we repaid during the first quarter of 2009 and to costs associated with our loan from a related party.  Interest expense during the three and nine months ended September 30, 2010 relates primarily to costs associated with our loan from a related party. See Related Party Transactions section below for a description of the loan.

Loss on extinguishment of debt

During the nine months ended September 30, 2009, we expensed $2.1 million in unamortized debt issuance costs related to the termination of our credit facility.

Loss on fair value of interest rate swap

Due to the termination of our credit agreement in February 2009, our derivative interest rate swap no longer met the criteria for hedge accounting under the accounting pronouncement related to derivative instruments and hedging activities and therefore, during the nine months ended September 30, 2009, we recorded a loss of $6.7 million on the fair value of the interest rate swap in the consolidated condensed statements of operations.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $1.4 million and a benefit for income taxes of $1.5 million during the three and nine months ended September 30, 2009, respectively. The income tax provision for the three months ended September 30, 2009 is primarily due to the reversal of the income tax benefit previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 and 2008 net operating losses to 2006. The 2006 federal income tax return was amended during the third quarter of 2009 in order to include stock option expense and other adjustments that were not included in the original 2006 return. Along with the amendment of our 2006 federal income tax return, we previously amended our 2004 and 2005 federal income tax returns for additional stock option deductions.  Those deductions resulted in a benefit of $3.2 million to additional paid-in capital during the third quarter of 2009. During the nine months ended September 30, 2009, the tax benefit for income taxes consisted primarily of a net income tax benefit of $2.9 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income to loss from continuing operations. The income tax benefit was partially offset by a provision for income taxes of $1.4 million for the nine months ended September 30, 2009, which was primarily due to the reversal of the income tax benefit mentioned above, the reversal of a portion of the reserve for uncertain tax positions and additional tax amortization on indefinite lived assets. We recorded a provision for income taxes of $0 and $20,000 during the three and nine months ended September 30, 2010, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of December 31, 2009 and September 30, 2010, all of which would affect the effective tax rate, if recognized, as of September 30, 2010.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2009 vs. 2010
	2009	2010	$	%
Operating cash flows	$(10,715)	$(2,425)	$8,290	77%
Investing cash flows	88,819	(1,266)	(90,085)	(101)
Financing cash flows	(77,660)	4	77,664	100
Acquisitions of businesses, assets and other	(1,593)	(1,200)	393	25
Purchases of property and equipment	(233)	(66)	167	72

	As of		2009 vs. 2010
	December 31, 2009	September 30, 2010	$	%
Cash and cash equivalents	$15,012	$11,310	$(3,702)	(25)%
Accounts receivable, net	500	465	(35)	(7)
Loan from related party	6,197	5,997	(200)	(3)
Working capital	13,543	8,481	(5,062)	(37)

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities. Our cash balance decreased from December 31, 2009 due primarily to a loss from continuing operations.

Operating activities. Cash used in operating activities decreased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due primarily to reduced losses from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated.  Cash used in 2010 related primarily to the acquisition of a business during the third quarter of 2010. Net cash provided by investing activities during 2009 related primarily to the net proceeds from the sale of the Online images business.

Financing activities. Cash provided by financing activities during 2010 related primarily to stock option exercises offset by repayments of borrowings from a related party. Cash used in financing activities during 2009 related primarily to repayments of borrowings under our credit facilities.

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

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 3 to the consolidated condensed financial statements included in Item 1 of this Form 10-Q.

Related Party Transactions

On May 29, 2009, we entered into a loan agreement in the amount of $7.2 million with our Chief Executive Officer, Alan M. Meckler (the “Meckler Loan”).

In conjunction with the Meckler Loan, we (1) entered into a promissory note jointly and severally payable by us and our subsidiary, Mediabistro, to Mr. Meckler (the “Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in the our assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which the we granted to Mr. Meckler a security interest in the our intellectual property, (4) entered into a Pledge Agreement by us in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which we granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by us, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

The principal amount of the Meckler Loan equals the amount required to pay off and terminate the Swap Agreement between us and KeyBank and related transactional expenses. On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009 and two principal payments totaling $200,000 during the nine months ended September 30, 2010. So long as any amount remains outstanding under the Meckler Loan, we must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at September 30, 2010.  Interest expense on the Note was $205,000 and $280,000 during the three and nine months ended September 30, 2009, respectively and $194,000 and $610,000 during the three and nine months ended September 30, 2010, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013, we had repaid approximately $1.2 million of the Meckler Loan as of September 30, 2010.  There are future minimum payments due in the amount of $157,000 for the year ended December 31, 2014; $322,000 for the year ended December 31, 2015; and $5.5 million for the year ended December 31, 2016.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report an evaluation was carried out, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Dated: November 4, 2010

WebMediaBrands Inc.

/s/ Alan M. Meckler
Alan M. Meckler
Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)