Form 10-K
period 2010-12-31
WEBMEDIABRANDS INC.
filed 2011-03-08
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-26393

WebMediaBrands Inc.
(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

(203) 662-2800
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $19,267,827.

The number of shares of the outstanding registrant’s Common Stock as of March 3, 2011 was 37,982,262.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

WebMediaBrands Inc.

Annual Report on Form 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K that are not historical facts are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which WebMediaBrands Inc. competes; the unpredictability of WebMediaBrands’s future revenues, expenses, cash flows and stock price; WebMediaBrands’s ability to integrate acquired businesses, products and personnel into its existing businesses; WebMediaBrands’s ability to protect its intellectual property; and WebMediaBrands’s dependence on other companies posting job listings on its Websites. For a more detailed discussion of such risks and uncertainties, refer to Item 1A.  The forward-looking statements included herein are made as of the date of this Form 10-K, and WebMediaBrands assumes no obligation to update the forward-looking statements after the date hereof.

Part I

ITEM 1.	BUSINESS

Overview

WebMediaBrands is a leading Internet media company that provides content, education and career services to media and creative professionals through a portfolio of vertical online properties, communities and trade shows. Our online business includes:

•
mediabistro.com, a leading blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, sports news, advertising, public relations, publishing, design, mobile and the Semantic Web.  Our blog network consists of the following:

10,000Words	eBookNewser	GalleyCat	SocialTimes	TVSpy
AgencySpy	FishbowlDC	MediaJobsDaily	SportsNewser	UnBeige
AllFacebook	FishbowlLA	PRNewser	ThinkMobile	WebNewser
AllTwitter	FishbowlNY	SemanticWeb.com	TVNewser

Our mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, television and more;

•	A leading network of online properties providing content, education, community, career and other resources for creative and design professionals that includes the following Websites:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StepInsideDesign
Creativebits	GraphicsDesignForum

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos and premium membership services.

Our education business features online and in-person courses, panels, certificate programs and video subscription libraries for media and creative professionals.

Our trade shows include, among others, the Semantic Technology Conference (“SemTech”), Socialize: Monetizing Social Media, SMOC: Social Media Optimization Conference, Social Gaming Summit  + Virtual Goods Summit, AF Expo and Publishing App Expo.

Our businesses cross-leverage and cross-promote our content, product and service offerings.  For example, users of our Websites read our content, search for jobs on our job boards, attend our trade shows, subscribe to and purchase products and services and take courses.

For information regarding the components of our revenue sources, please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Our Strategy

Our objective is to strengthen our position as a leading Internet media company that provides content, education, jobs and trade shows for media and creative professionals. We intend to achieve this objective by continuing to execute on the following strategies:

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

Identify and Define Emerging Trends and New Business Opportunities. We continually search for emerging technologies and topics that are of interest to media and creative professionals. We believe that our creative and entrepreneurial culture enables us to identify technology and business shifts before these changes are apparent to most of our users and competitors.

Leverage Our Interrelated and Complementary Business Offerings. We will continue to cross-leverage and cross-promote our various products and service offerings among the users of our online businesses and attendees of our trade shows.

Corporate Information

internet.com LLC was formed on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999.

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

Our Website address is www.webmediabrands.com. We make available free of charge, through a link on our Website to the Securities and Exchange Commission’s (“SEC”) Internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  We also post our press releases and other information about our Company on our website.  Our consolidated subsidiaries include the following: internet.com Canada corporation (a Nova Scotia unlimited liability company); Jupitermedia GmbH (a Germany limited liability company): and Mediabistro.com Inc. (a Delaware corporation).

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

Seasonality and Cyclicality

Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business.  Our results will be impacted by the number and size of trade shows that we hold in each calendar quarter. In addition, there might be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.  Expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Customers

Our customer base is a diverse group of individuals and companies, many of which are focused on the content creation and social web industries, including many of the most popular and recognizable new and traditional media outlets.  No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

Backlog

Our backlog as of December 31, 2009 and 2010 was $909,000 and $923,000, respectively.  Our backlog consists of job board postings on our networks, subscriptions to our paid subscription services and attendee registrations, exhibit space and vendor sponsorships for our trade shows. We expect substantially all of our backlog as of December 31, 2010 will be recognized as revenue in 2011.

Competition

The market for job related services, trade shows and Internet based education is intensely competitive and rapidly changing. The number of online services competing for users’ attention and spending continues to proliferate and intensify. Competitive factors include the quantity and quality of the users of our networks, editorial quality, customer service, pricing and the strength of our offerings. We compete for users and advertisers with media and general interest and destination Websites as well as traditional media publications. In addition, our online job board competes with Monster.com, CareerBuilder.com, Craigslist.com and other job-related sites and services. Our education business competes with the education programs offered by other Internet companies and higher education institutions. Our trade shows compete for exhibitors, sponsors and attendees with other media and marketing related events, including social media and emerging technology related events.

Intellectual Property

We seek protection of our proprietary content, logos, brands, domain names and software relating to our Websites, e-mail newsletters and trade shows, and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions.

Trademarks: We pursue the registration of certain of our trademarks and service marks in the United States and internationally. We have encountered obstacles to registration of some marks in several countries.

Trademark rights are perpetual once applications mature into registrations, for so long as statutory filings and renewals are made on a timely basis and local use requirements are met. Our trademark portfolio supports our claim to the exclusive right to use the registered marks for the goods and services listed in the applicable jurisdictions. This helps us in marketing our goods and services, building goodwill among customers and preventing infringement of our marks by third parties that might dilute the value of these marks.

The primary marks used in our business are WebMediaBrands, mediabistro.com, BrandsoftheWorld, AdsoftheWorld, TVNewser, Agencyspy, AllFacebook, and Social Times.

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

Employees

As of December 31, 2010, our business employed 66 full-time and 3 part-time employees.

ITEM 1A.	RISK FACTORS

 YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION.  OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THE FOLLOWING RISKS, AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

Risks Related to Our Business

We have generated significant losses since inception and might not report net income in the future.

As of December 31, 2010, we had an accumulated deficit of $263.7 million. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $13.0 million for the year ended December 31, 2009 and $7.4 million for the year ended December 31, 2010. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and these fluctuations could affect the market price of our common stock.

Conditions in the global economy and the markets we serve might materially and adversely affect our business and results of operations.

Our business and operating results were adversely affected by worldwide economic conditions over the past 12-24 months and, in particular, we are subject to conditions in the advertising and online business sector on which we depend.  As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, shifts in consumer spending patterns, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our clients have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  If the economy falters, existing or potential clients might delay or cancel plans to purchase our products and services and might not be able to fulfill their obligations to us in a timely fashion.  Similarly, higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results.  If the global economy does not recover, or if the slowdown continues for a significant period, if there is significant further deterioration in the global economy or if adverse changes in laws or regulations are implemented, our financial position and cash flows could be materially adversely affected.

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

For the year ended December 31, 2010, our job board accounted for 40% of our revenues.  We expect that our job board will continue to account for a significant portion of our revenues. In the event that employers reduce costs and hire less, an employer may reduce or terminate its commercial relationship with us and our business, results of operations and financial condition would suffer.

Our trade shows and course offerings have become more significant sources of our revenues, and our revenues could decline if our trade shows and course offerings fail to attract customers.

The success of our trade shows depends on attendees, exhibitors and sponsors.  There is intense competition to attract attendees, and we must produce trade shows that are timely and attractive to exhibitors, sponsors and their targeted audience.  If we fail to organize quality programming, attract sufficient numbers of attendees, exhibitors and sponsors, or generate sufficient interest in our trade shows, our revenues from trade shows would decline or fail to grow, which could harm our business.  Similarly, in order for our course offerings to be successful, we must organize educational programs that are timely and attractive with quality instructors.  The online education market is highly competitive, with few barriers to entry.  If we fail to offer courses that our customers are interested in taking, or if we fail to contract with instructors from whom our customers want to learn, our revenues from courses would decline and our business, results of operations and financial condition would suffer.

Our business will suffer if we are unable to maintain or enhance awareness of our brands or if we incur excessive expenses attempting to promote our brands.

Promoting and strengthening our brands is critical to our efforts to attract and retain users of our Internet media properties, advertisers, customers and clients for our products, and to increase attendance at our trade shows. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote these brands, in response to competitive pressures or otherwise, we might have to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results would suffer, and, as a result, our stock price could fluctuate or decline.

We might fail to identify or successfully acquire assets, businesses and content that would otherwise enhance our product offerings to our customers and users, and as a result our revenue might decrease or fail to grow.

We have acquired and intend to continue to acquire, when appropriate opportunities arise, assets, businesses and content as a key component of our growth strategy. We might not be successful in identifying appropriate acquisition opportunities and, as a result, our growth strategy could be adversely affected. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of the acquisition successfully or finance the transaction. In order to finance any strategic acquisitions, one or more of which could be very significant to our company, we might have to incur indebtedness, use our existing cash, enter into new credit facilities and/or issue equity securities or stock options. We might be unable to obtain adequate financing for acquisitions on terms and conditions acceptable to us. In order to finance acquisitions, we may sell equity securities at a discount to our common stock’s market value. Any issuance of equity securities or stock options could result in substantial dilution to existing stockholders, particularly if there is any discount to our common stock’s market price. Any future acquisition or investment might result in amortization expenses related to intangible assets. If the market price for acquisition targets increases, or if we fail to acquire desired targets for this or any other reason, our business might fail to grow at historical rates or at all, and, as a result, our stock price could fluctuate or decline.

Our failure to successfully integrate or achieve expected synergies from recent or future acquisitions could result in increased expenses, diversion of management’s time and resources and a reduction in expected revenues or revenue growth, any of which could cause our stock price to fluctuate or decline.

With respect to any future acquisitions, we might fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our work force. The process of integration could take a significant period of time and will require the dedication of management and other resources, which could distract management’s attention from our other operations. If we make acquisitions outside of our core businesses, assimilating the acquired technology, services or products into our operations could be difficult and costly. Our inability to successfully integrate any acquired company, assets or content, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth, and, as a result, our stock price could fluctuate or decline.

Given the tenure and experience of our CEO and his guiding role in developing our business and growth strategy since our inception, our growth might be inhibited or our operations might be impaired if we were to lose his services.

Our growth and success depends to a significant extent on our ability to retain Alan M. Meckler, our Chairman and Chief Executive Officer. Mr. Meckler has developed, engineered and stewarded the growth and operation of our business since its inception. The loss of the services of Mr. Meckler could inhibit our growth or impair our operations and, as a result, our stock price could fluctuate or decline.

Our CEO and other employees with specialized knowledge and expertise in the operation of one or more of our businesses could use that knowledge and expertise to compete against us, which could reduce our market share and revenues.

We do not have a non-competition agreement with Mr. Meckler or with any other member of management or personnel, other than in connection with certain recent acquisitions. As a result, we might not have any recourse if they were to join a competitor or start a competing venture. Competition from key employees or a defection by one or more of them to a competitor could harm our business and results of operations by strengthening our competitors and, as a result, reducing our market share and revenues.

Our quarterly operating results are subject to fluctuations, and our stock price might fluctuate or decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and often fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, trade shows held in one period in the current year might be held in a different period in future years. Furthermore, Internet user traffic typically drops during the summer months and during certain holiday periods, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, business and media professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period.

Additionally, we completed the sale of our Jupiterimages business in February 2009 and the sale of the assets related to our Internet.com business in November 2009, and we have made a number of acquisitions in recent years, all of which make it difficult to analyze our results and to compare them from period to period. Any future acquisitions or dispositions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

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

The agreement under which we sold the Internet.com business to QuinStreet includes a non-competition obligation that lasts for a period of five years from the closing of the sale on November 30, 2009. Under this provision, we agreed that we will not, and we will cause our affiliates not to, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of any business engaged in the creation or publishing of content or services through web sites or other electronic media focused on the topics of (a) enterprise and/or corporate information technology and/or (b) software development and/or (c) web development. Additionally, we may not recruit or solicit employees of internet.com until November 30, 2011. These limitations on the scope of our business operations may adversely affect our business prospects, operating results and financial condition.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in recording a significant amount of goodwill and/or intangible assets on our financial statements. We had $11.8 million of goodwill and net intangible assets as of December 31, 2010. This is after an impairment charge of $11.4 million in 2009 (See note 6 to the consolidated financial statements included in Item 8). The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We might not realize the full value of the goodwill and/or intangible assets. As a result, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we might record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, our stock price could fluctuate or decline.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

Our operations are dependent on our communications systems and computer hardware, most of which are located in data centers at our Norwalk, Connecticut location. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and might not adequately compensate us for any losses that occur. In addition, terrorist acts or acts of war could harm our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our trade shows, which could adversely impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be predicted, and could cause our stock price to fluctuate or decline. We are predominantly uninsured for losses and interruptions to our systems or cancellations of trade shows caused by terrorist acts and acts of war.

System failures and other events may prohibit users from accessing our networks or Websites, which could reduce traffic on our networks or Websites and result in decreased capacity for advertising space and reduced revenues.

Our networks and Websites must accommodate a high volume of traffic and deliver frequently updated information. They have in the past experienced, and may in the future experience, slower response times or decreased traffic for a variety of reasons. Since we became a public company in 1999, there have been instances where our online networks as a whole, or our Websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third party Internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches. We also depend on information providers to provide information and data feeds on a timely basis. Some of the services in our networks or Websites could experience temporary interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers and online service providers for access to our online networks or Websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our Websites. Any of these problems could result in less traffic to our Websites or harm the perception of our networks or Websites as reliable sources of information. Less traffic on our Websites or periodic interruptions in service could have the effect of reducing advertising delivery on our Websites, thereby reducing our advertising revenues and reducing the ability to package products or service, which could reduce revenue related to those services.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable and could result in increased costs and reduced revenues.

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our Websites. We may be required to expend capital and other resources to protect our Websites against hackers. Our Websites could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our Websites to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our Websites is critical to servicing our users, advertising clients and access to products and services. Our inability to provide continuous access to our Websites could cause some of our clients to discontinue purchasing our products and services and/or prevent or deter our users from accessing our Websites.

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

We seek protection of our content, logos, brands, domain names and other proprietary rights relating to our businesses, including the registration of our trademarks, service marks and copyrights both in the United States and in foreign countries. However, our actions may be inadequate to protect our trademarks, copyrights, domain names and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we distribute our products and services or make them available through the Internet. For instance, it may be difficult for us to enforce our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property. It is also difficult and costly for us to police unauthorized use of our proprietary rights and information, particularly in foreign countries. We may not have, in all cases, conducted formal evaluations to confirm that our technology, intellectual property, products and services do not, or will not, infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, intellectual property, products and services do not, or will not, infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and sales of our products and services could suffer, and we may have to pay damages and, as a result, our stock price could fluctuate or decline.

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

We have licensed in the past, and expect to license in the future, proprietary rights, such as trademarks, brands, content or other copyrighted material, to third parties. While we attempt to ensure that the quality of our content, software and brands are maintained by such licensees, we cannot be sure that such licensees will not take actions that might decrease the value of our trademarks, brands, content or rights or other copyrighted material, which could harm our business, prospects, financial condition, results of operations and cash flows.

In seeking to protect our trademarks, copyrights and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources, which could result in increased expenses and operating losses and, as a result, our stock price could fluctuate or decline.

If we fail to maintain an effective event team, education department and direct sales force, our revenues could decline significantly.

We depend primarily on our event personnel to organize trade shows, our education department to design and coordinate course offerings and our direct sales force to sell advertising on our Websites. This dependence involves a number of risks, including:

•	the need to increase the size of our event personnel, education department and direct sales force;

•	the need to hire, retain, integrate and motivate event, education and sales personnel;

•	lack of experience or effectiveness of event, education and sales personnel; and

•	competition from other companies in hiring and retaining personnel.

 Our revenues could decline if we fail to maintain an effective event team, education department and direct sales force and, as a result, our stock price could fluctuate or decline.

Intense competition in each of our businesses could reduce our market share, which could result in a decrease in revenue.

The market for Internet-based services is intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. We compete for circulation and advertising impressions with media and general interest destination Websites as well as traditional media publications. In addition, our online job board competes with Monster.com, CareerBuilder.com, Craigslist.com and other job-related sites and services.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors might be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We might not be able to attract and retain qualified personnel, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and losses in revenue.

Our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel would also result in increased costs for replacement hiring and training. If we fail to attract new personnel or retain and motivate our current personnel, we might not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services.

We face potential liability for information that we publish or distribute, which could spur costly litigation against us.

Due to the nature of content published on our Websites, including content placed on our Websites by others, and as a publisher and distributor of original information, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement or other legal theories based on the nature, publication or distribution of this information. Such claims could also include, among others, claims that by providing links to Websites operated by third parties, we are liable for wrongful actions by those third parties through these Websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that users could make claims against us for losses incurred in reliance on information provided on our Websites. Such claims, whether brought in the United States or abroad, could divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we might have to pay substantial damages. Our insurance might not adequately protect us against these claims. The filing of these claims could also damage our reputation as a high-quality provider of unbiased, timely information and result in client and user cancellations or overall decreased demand for our products and services.

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

As of March 3, 2011, Alan M. Meckler beneficially owned 42% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership might delay or prevent a change in control of our company that some investors might deem to be in the best interests of the stockholders.

Our charter documents and the Delaware General Corporation Law might inhibit a takeover, even if such takeover would be beneficial to our stockholders.

Our Amended and Restated Certificate of Incorporation, bylaws and the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. Our Amended and Restated Certificate of Incorporation allows our board of directors to issue preferred stock with rights and preferences that are superior to those of our common stock, which could deter a potential acquiror. Our bylaws provide that a special meeting of stockholders may only be called by our Board, Chairman of the Board, Chief Executive Officer or President or at the request of the holders of a majority of the outstanding shares of our common stock, which could deter a potential acquiror or delay a vote on a potentially beneficial change in control transaction until the annual meeting of stockholders.

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

Our market is relatively new and rapidly evolving. If information technology or Internet usage does not continue to grow or declines, the use of our networks could decrease or fail to increase and the growth of our business could decline. Information technology and Internet usage may be inhibited for a number of reasons, including:

•	inadequate network infrastructure;

•	security or privacy concerns;

•	inconsistent quality of service;

•	lack of availability of cost-effective and high-speed service; and

•	changes in government regulation and other law.

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

In addition, several pricing models have emerged for selling advertising on the Internet. A majority of our advertising is sold on a cost-per-impression basis in which we are paid for advertising impressions that we display. If we do not effectively price our advertising sales, or do not have enough visitors to our Websites to sustain advertising, our results of operations could suffer.

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

We own registrations for the Internet domain names WebMediaBrands.com, Mediabistro.com and AllFacebook.com, as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain our domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets that increase our value and contribute to our competitive advantage through name recognition, reputation, user and search engine traffic, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to fluctuate or decline.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to advertise our products and services and thereby decrease our advertising revenue.

We collect information from our customers that register to purchase products or services or respond to surveys. With our customers’ permission, we may use this information to inform our customers of products and services that may be of interest to them. We may also share this information with our advertising clients if our customers have granted us permission to do so. The U.S. federal and various state governments have recently adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. The European Union adopted a directive that limits our collection and use of information from Internet users in Europe. In addition, public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. Since many of the proposed laws, regulations and practices are still being developed, we cannot yet determine the impact these issues may have on our business. Changes to laws or regulations, or industry practices, including consumer privacy laws, could lead to additional costs and could impair our ability to collect customer information which helps us to provide more targeted advertising for our customers, thereby impairing our ability to maximize advertising revenue from our advertising clients.

Taxation of online commerce could result in a decrease in sales and an increase in compliance costs, either of which could cause our stock price to decline.

Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations might subject us to additional state sales and other taxes. If one or more local, state or foreign jurisdictions impose sales tax collection obligations on us, our sales into such state or jurisdiction might increase because the effective cost of purchasing goods from us increases for those residing in these states or jurisdictions. We might incur significant financial and organizational burdens in order to set up the infrastructure required to comply with applicable tax regulations.

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

The following table sets forth a list of our current office locations as of December 31, 2010:

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

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year ended December 31, 2009
First Quarter	$0.60	$0.21
Second Quarter	$0.70	$0.21
Third Quarter	$0.80	$0.42
Fourth Quarter	$1.30	$0.57

Year ended December 31, 2010
First Quarter	$1.47	$0.82
Second Quarter	$1.21	$0.85
Third Quarter	$0.92	$0.62
Fourth Quarter	$1.97	$0.65

Year ending December 31, 2011
First Quarter (through March 3, 2011)	$1.95	$1.25

As of March 3, 2011, there were 53 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,173,911	$1.00	3,950,998
Equity compensation plans not approved by security holders	—	—	—
Total	5,173,911	$1.00	3,950,998

ITEM 6.	SELECTED FINANCIAL DATA

 As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

WebMediaBrands is a leading Internet media company that provides content, education and career services to media and creative professionals through a portfolio of vertical online properties, communities and trade shows. Our online business includes:

•
mediabistro.com, a leading blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, sports news, advertising, public relations, publishing, design, mobile and the Semantic Web.  Our blog network consists of the following:

10,000Words	eBookNewser	GalleyCat	SocialTimes	TVSpy
AgencySpy	FishbowlDC	MediaJobsDaily	SportsNewser	UnBeige
AllFacebook	FishbowlLA	PRNewser	ThinkMobile	WebNewser
AllTwitter	FishbowlNY	SemanticWeb.com	TVNewser

Our mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, television and more;

•	A leading network of online properties providing content, education, community, career and other resources for creative and design professionals that includes the following Websites:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StepInsideDesign
Creativebits	GraphicsDesignForum

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos and premium membership services.

Our education business features online and in-person courses, panels, certificate programs and video subscription libraries for media and creative professionals.

Our trade shows include, among others, the Semantic Technology Conference (“SemTech”), Socialize: Monetizing Social Media, SMOC: Social Media Optimization Conference, Social Gaming Summit  + Virtual Goods Summit, AF Expo and Publishing App Expo.

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

The principal costs of our business relate to: payroll and benefits costs for our personnel; technology related costs; facilities and equipment; and venue, speaker and advertising expenses for our trade shows and courses.

Results of Operations

Revenues

Revenues were $6.1 million and $9.0 million for the years ended December 31, 2009 and 2010, respectively, representing an increase of 47%.  This increase was primarily due to an increase in online job postings, advertising revenues and trade show revenues.  The increases in online job postings and advertising revenues were the result of an improving economy and growth in both page views and the number of unique visitors to our Websites.  The increase in trade show revenues was primarily due to the fact that we ran 16 trade shows in 2010 compared to only nine in 2009.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Year Ended December 31,		2009 vs. 2010
	2009	2010	$	%
Online job postings	$2,013	$3,605	$1,592	79%
Education	1,777	1,692	(85)	(5)
Advertising	809	1,432	623	77
Trade shows	648	1,387	739	114
Other	856	871	15	2
Total	$6,103	$8,987	$2,884	47%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $4.2 million for the year ended December 31, 2009 and $5.8 million for the year ended December 31, 2010, representing an increase of 37%.  This increase was due primarily to an increase in employee-related costs of $844,000, an increase in trade shows costs of $349,000, and an increase in freelance contributor costs of $313,000.  The increase in trade show costs was primarily due to the number of trade shows that we ran.

The increases in employee-related costs and freelance contributor costs are due primarily to our development of blog content, including the areas of social media, social networks, social gaming and virtual goods.  We intend to make investments through internal development and, where appropriate opportunities arise, acquisitions to continue to expand our content offerings.  We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefit costs for sales and marketing personnel, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $1.8 million for both the years ended December 31, 2009 and December 31, 2010.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $11.3 million for the year ended December 31, 2009 and $5.6 million for the year ended December 31, 2010, representing a decrease of 50%.  This decrease was due primarily to a decrease in employee-related costs of $2.0 million, a decrease in stock-based compensation of $1.9 million, a decrease in professional fees of $1.2 million, a decrease in our Connecticut office-related costs of $382,000, and a decrease in insurance-related costs of $307,000.  The primary reason for the reduction in employee-related costs, professional fees and insurance-related costs was cost reduction efforts initiated in conjunction with the sale of our Jupiterimages business on February 23, 2009 and the sale of our Internet.com business on November 30, 2009, along with the decreased size of the continuing business.  The decrease in our Connecticut office-related costs was due to the termination of our Darien, Connecticut office lease during the second quarter of 2009, which resulted in reduced rent expense beginning in October 2009.

Depreciation and amortization

Depreciation expense was $698,000 and $438,000 for the years ended December 31, 2009 and 2010, respectively, representing a decrease of 37%.  This decrease was due primarily to the write-off of fixed assets during the fourth quarter of 2009 and a decrease in capital expenditures.

Amortization expense was $333,000 and $191,000 for the years ended December 31, 2009 and 2010, respectively, representing a decrease of 43%.  This decrease was due primarily to the write-off of amortized intangible assets during the fourth quarter of 2009.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

During the year ended December 31, 2009, in conjunction with our annual impairment test, we identified indicators that certain of our long-lived assets were impaired. These indicators included a downturn in the U.S. and global economy that impacted the projected operations and cash flows of our business. As a result, during the year ended December 31, 2009, we recorded a non-cash impairment charge of $11.4 million to reduce the carrying amounts of goodwill, domain names and amortized intangible assets to fair value.

Because of the declining real estate market, we listed the building and land of our Peoria, Illinois facility for sale at an amount that was less than the carrying value. As a result, we recorded a non-cash impairment charge of $1.9 million during the year ended December 31, 2009.  On October 11, 2010, we entered into a Purchase and Sale Agreement for the sale of our building and land for $1.8 million.   As a result of this agreement, we recorded an impairment charge of $319,000 during the year ended December 31, 2010.  The impairment charge included a broker commission that was paid upon the closing of the transaction and estimated closing costs.  On November 29, 2010, the parties amended the Purchase and Sale Agreement to reduce the purchase price to $1.6 million.  See note 5 to the consolidated financial statements included in Item 8 of this Form 10-K for additional disclosures related to the sale of this property.

Restructuring charge

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, we executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced our workforce by 67 full-time employees. During the first quarter of 2009, we recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as a component of restructuring charge in our 2009 consolidated statement of operations.  All severance related to the workforce reduction plan had been paid as of December 31, 2009.  In addition, we entered into a lease termination agreement for our facility in Darien, Connecticut. Pursuant to the lease termination agreement, we recognized expense of $150,000 for the lease termination and $159,000 for the forfeiture of the related security deposit and recorded the expense as a component of restructuring charge in our 2009 consolidated statement of operations.  As of December 31, 2009, we had paid all liabilities related to the lease termination.

Other income (loss), net

Other income of $106,000 during the year ended December 31, 2009 was primarily related to rent received from Getty Images (US) Inc. for our Peoria, Illinois facility.  Other loss of $73,000 during the year ended December 31, 2010 was due primarily to the loss on the sale of our building and land in Peoria, Illinois, partially offset by the gain on sale of an investment in a portfolio company of one of our former venture funds that was previously impaired along with net foreign currency transaction gains.  See note 5 to the consolidated financial statements included in Item 8 of this Form 10-K for additional disclosures related to the sale of this property.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,		2009 vs. 2010
	2009	2010	$	%
Interest income	$164	$244	$80	49%
Interest expense	(1,902)	(808)	1,094	58

The increase in interest income during the year ended December 31, 2010 is due primarily to interest earned in conjunction with funds received from the sale of the Internet.com business.

Interest expense during the year ended December 31, 2009 relates primarily to costs associated with our senior credit facility, which was repaid during the first quarter of 2009, and to costs associated with our loan from a related party. Interest expense during the year ended December 31, 2010 relates primarily to costs associated with our loan from a related party. See Related Party Transactions below for a description of the loan.

Loss on extinguishment of debt

During the year ended December 31, 2009, we expensed $2.1 million in unamortized debt issuance costs related to the termination of our credit facility.

Loss on fair value of interest rate swap

Due to the termination of our credit agreement in February 2009, our derivative interest rate swap no longer met the criteria for hedge accounting under the accounting pronouncement related to derivative instruments and hedge activities and therefore, during the year ended December 31, 2009, we recorded a loss of $6.7 million on the fair value of the interest rate swap in the consolidated statements of operations.

Benefit for income taxes

We recorded an income tax benefit of $3.2 million and $749,000 during the year ended December 31, 2009 and 2010, respectively. During the year ended December 31, 2009, the tax benefit for income taxes consisted primarily of a net tax benefit of $3.1 million recorded on the reclassification of the fair value adjustments on the interest rate swap from other comprehensive income to loss from continuing operations.  In addition, we recognized an income tax benefit of $854,000 for the impairment of unamortized intangible assets and an additional income tax benefit of $208,000 was recorded for the reversal of a portion of the reserve for uncertain tax positions.  The income tax benefit was partially offset by a provision for income taxes of $970,000, which was primarily due to the reversal of the income tax benefit, previously recognized on the carryforward of 2005 net operating losses (“NOLs”) and the carryback of 2007 and 2008 NOLs to 2006.  During the third quarter of 2009, we amended the 2006 federal income tax return to include stock option expense and other adjustments.  Along with the amendment of our 2006 federal income tax return, we previously amended our 2004 and 2005 federal income tax returns for additional stock option deductions.  Those deductions resulted in a benefit of $4.0 million to additional paid-in capital during the year ended December 31, 2009.   During the year ended December 31, 2010, the tax benefit for income taxes consisted primarily of a net tax benefit of $769,000 for the reduction in deferred tax liabilities due primarily to the sale of our building and land in Peoria, Illinois.  The net tax benefit was partially offset by $20,000 of additional tax expense for uncertain tax positions.

We decreased our unrecognized tax benefits by $1.2 million during the year ended December 31, 2009. The decrease was due primarily to the amendment of our 2005 and 2006 federal income tax returns that resulted in an increase of taxable income for items that were previously classified as uncertain tax positions. The increase in taxable income was offset by the additional stock option deductions mentioned above. We also reversed a liability of $239,000 related to interest expense that was previously accrued on the $1.1 million of unrecognized tax benefits mentioned above.

Based on current projections, management believes that it is more likely than not that we will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, we established a valuation allowance against deferred tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

The total amount of unrecognized tax benefits was $85,000 as of December 31, 2009 and 2010, all of which would affect the effective tax rate, if recognized, as of December 31, 2010.

At December 31, 2010, we had deferred income tax assets associated with federal, state and foreign NOL carryforwards of $25.1 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established an additional valuation allowance against $1.8 million of deferred tax assets attributable to NOL carryforwards during 2010.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

			2009 vs. 2010
For the Year Ended December 31:	2009	2010	$	%
Operating cash flows	$(14,210)	$(3,825)	$10,385	73%
Investing cash flows	$103,341	$1,731	$(101,610)	(98)%
Financing cash flows	$(77,868)	$47	$77,915	100%
Purchases of businesses, assets and other	$(2,678)	$(1,437)	$1,241	46%
Purchases of property and equipment	$(570)	$(78)	$492	86%

As of December 31:
Cash and cash equivalents	$15,012	$12,970	$(2,042)	(14)%
Accounts receivable, net	$500	$581	$81	16%
Working capital	$13,543	$10,565	$(2,978)	(22)%
Loan from related party	$6,197	$5,947	$(250)	(4)%

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities decreased during 2010 compared to 2009 due primarily to reduced losses from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated.  Net cash provided by investing activities in 2009 related primarily to the net proceeds from the sales of our Jupiterimages and Internet.com businesses.  Net cash provided by investing activities during 2010 related primarily to net proceeds from the sale of our Peoria, Illinois building and land along with the anniversary payment from the sale of the Internet.com business.

Financing activities. Cash used in financing activities during 2009 relates primarily to our borrowings under our credit facility. Cash provided by financing activities during 2010 related primarily to stock option exercises offset by repayments from a related party.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near-term acquisitions with cash on hand.

Our existing cash balances might decline during 2011 in the event of a downturn in the economy or changes in our planned cash outlay. However, we believe the remaining cash flow together with our existing cash balances, our current business plan and our current revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for at least the next 12 months.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Related Party Transactions

During 2005, our Compensation Committee of the Board of Directors, or the “Committee” consented to and adopted a resolution granting lifetime post-employment medical benefits to our Chairman and Chief Executive Officer and his spouse. In December 2009, the Committee consented to and adopted a resolution that terminated the entitlement to post-employment medical benefits, previously granted by the Committee. As a result, we recorded a non-cash capital contribution of $293,000, which is included in additional paid-in capital as a component of stockholders’ equity at December 31, 2009.

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

The original principal amount of the Meckler Loan equaled the amount required to pay off and terminate an interest rate swap agreement between us and KeyBank and related transactional expenses. On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009 and three principal payments totaling $250,000 during the year ended December 31, 2010. So long as any amount remains outstanding under the Meckler Loan, we must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.5% at December 31, 2010.  Interest expense on the Note was $481,000 and $781,000 during the years ended December 31, 2009 and 2010, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013, we had repaid approximately $1.3 million of the Meckler Loan as of December 31, 2010.  There are future minimum payments due in the amount of $158,000 for the year ended December 31, 2014; $323,000 for the year ended December 31, 2015; and $5.5 million for the year ended December 31, 2016.  The outstanding principal balance as of March 1, 2011 was $5.9 million.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

Critical Accounting Estimates

Our significant accounting policies are described in note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the revenues and expenses reported during the period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain. We have discussed these critical accounting estimates with our Audit Committee.

Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We test goodwill and other intangible assets for impairment in accordance with the accounting standard related to goodwill and other intangible assets and all other long-lived assets for impairment in accordance with the accounting pronouncement related to long-lived assets. Long-lived assets, including goodwill and intangible assets, were $11.6 million and $12.5 million as of December 31, 2009 and 2010, respectively.

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

The determination of reporting unit fair value is a matter of significant judgment and we employ, as appropriate, three different methodologies to make this determination. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit’s industry or in related industries. As a result of the sales of our Jupiterimages and Internet.com businesses, our remaining business now operates as one reporting unit.

As part of the 2009 and 2010 impairment analysis, we determined the fair value of our business using the income approach and the market approach.

The determination of the fair value of the reporting unit and the allocation of that value to individual assets and liabilities within the reporting unit requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting unit to our total enterprise value as implied by the market value of our equity. This comparison indicated that, in total, our assumptions and estimates were not unreasonable. However, future declines in the overall market value of our equity might indicate that the fair value of the reporting unit has declined below its carrying value.

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

In addition to the testing  described above, which we do on an annual basis, management evaluates whether the carrying value of its long-lived assets may not be recoverable, considering, among other things, any (i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels and (ii) significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity.

The annual impairment test is considered critical because of the significance of goodwill and indefinite lived intangible assets to our consolidated balance sheet. We have applied what we believe to be the most appropriate valuation methodology for our reporting unit.

Impairment of Long-Lived Assets. We test all other long-lived assets (amortized intangible assets, such as customer relationships and property, plant and equipment) for impairment, in accordance with the accounting standard related to long-lived assets, at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset is (i) not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of long-lived assets include estimated future cash flows, weighted average cost of capital and currently enacted tax laws. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

The annual impairment test is considered critical because of the significance of long-lived assets to our consolidated balance sheet. We have applied what we believe to be the most appropriate valuation methodology for our reporting unit.

Stock-based Compensation. Effective January 1, 2006, we adopted the accounting pronouncement related to stock-based compensation. Among its provisions, the accounting pronouncement related to stock-based compensation requires us to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value. The intrinsic value of options exercised during the years ended December 31, 2009 and 2010 was $98,000 and $637,000, respectively.

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

Another significant assumption utilized in calculating our stock-based compensation is the amount of awards that we expect to forfeit. We recognize compensation expense only for share-based payments expected to vest, and we estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on our historical experience and future expectations.

Changes in our assumptions utilized to value our stock options and forfeiture rates could materially affect the amount of stock-based compensation expense recognized in the consolidated statement of operations.

Income Taxes. We are subject to income taxes in the U.S. and in certain foreign jurisdictions. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred income tax assets to an amount that will more likely than not be realized. Our net deferred income tax liabilities were $1.1 million and $410,000 as of December 31, 2009 and 2010, respectively. A significant portion of our deferred income taxes consist of net operating loss carryforwards (“NOLs”). We have NOLs totaling $148.6 million at December 31, 2010, which are available to reduce future taxes in the United States. The NOLs expire at various times between 2011 and 2030.

Significant management judgment is required in determining our income tax provision and in evaluating our tax position. We evaluate our uncertain tax positions using a two-step approach in accordance with the accounting pronouncement related to income taxes. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. Our net income tax benefit was $3.2 million and $749,000 for the years ended December 31, 2009 and 2010, respectively. A change in our uncertain tax positions could have a significant impact on our results of operations. Historically, the difference between our estimates and actual results has not been material.

Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions may not necessarily be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to charge off our uncollectible accounts through an entry to bad debt expense included in general and administrative expense in our consolidated statement of operations. Our allowances for doubtful accounts at December 31, 2009 and 2010 were $90,000 and $10,000, respectively. Historically, the difference between our estimates and actual results has not been material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  WebMediaBrands Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WebMediaBrands Inc.

We have audited the accompanying consolidated balance sheet of WebMediaBrands Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WebMediaBrands Inc.

We have audited the accompanying consolidated balance sheet of WebMediaBrands Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebMediaBrands Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP
Melville, New York
March 31, 2010

WebMediaBrands Inc.

Consolidated Balance Sheets
December 31, 2009 and 2010
(in thousands, except share and per share amounts)

	December 31, 2009	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,012	$12,970
Accounts receivable, net of allowances of $90 and $10, respectively	500	581
Income taxes receivable	2,379	392
Prepaid expenses and other current assets	500	520
Total current assets	18,391	14,463
Property and equipment, net	1,086	728
Intangible assets, net	990	1,535
Goodwill	9,495	10,261
Investments and other assets	1,051	1,005
Assets held for sale	2,000	—
Total assets	$33,013	$27,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566	$1,210
Accrued payroll and related expenses	811	424
Accrued expenses and other current liabilities	2,516	1,447
Deferred revenues	955	817
Total current liabilities	4,848	3,898
Loan from related party	6,197	5,947
Deferred revenues	92	19
Deferred income taxes	1,122	410
Other long-term liabilities	586	57
Total liabilities	12,845	10,331
Commitments and contingencies (see note 15)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 37,060,723 and 37,986,851 shares issued at December 31, 2009 and 2010, respectively	371	380
Additional paid-in capital	280,556	281,087
Accumulated deficit	(260,680)	(263,700)
Treasury stock, 65,000 shares, at cost	(106)	(106)
Accumulated other comprehensive income	27	—
Total stockholders’ equity	20,168	17,661
Total liabilities and stockholders’ equity	$33,013	$27,992

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2010
(in thousands, except per share data)

	Year Ended December 31,
	2009	2010
Revenues	$6,103	$8,987
Cost of revenues	4,217	5,787
Advertising, promotion and selling	1,759	1,828
General and administrative	11,272	5,578
Depreciation	698	438
Amortization	333	191
Impairment	13,296	319
Restructuring charge	876	—
Total operating expenses	32,451	14,141
Operating loss from continuing operations	(26,348)	(5,154)
Other income (loss), net	106	(73)
Interest income	164	244
Interest expense	(1,902)	(808)
Loss on extinguishment of debt	(2,105)	—
Loss on fair value of interest rate swap	(6,732)	—
Loss from continuing operations before income taxes	(36,817)	(5,791)
Benefit for income taxes	(3,248)	(749)
Loss from continuing operations	(33,569)	(5,042)
Income (loss) from discontinued operations, net of tax	(827)	6
Gain on sale of discontinued operations	8,195	2,016
Net loss	$(26,201)	$(3,020)
Income (loss) per share:
Basic
Loss from continuing operations	$(0.92)	$(0.13)
Income from discontinued operations	0.20	0.05
Net loss	$(0.72)	$(0.08)
Diluted
Loss from continuing operations	$(0.92)	$(0.13)
Income from discontinued operations	0.20	0.05
Net loss	$(0.72)	$(0.08)
Weighted average shares used in computing income (loss) per share:
Basic	36,516	37,518
Diluted	36,516	37,518

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009 and 2010
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2009	36,032,152	$360	$273,324	$(234,479)	$(106)	$(4,223)	$34,876	$
Exercise of stock options	1,028,571	11	264	—	—	—	275	—
Excess tax benefit from employee stock option exercises	—	—	3,969	—	—	—	3,969	—
Stock-based compensation, net of forfeitures	—	—	2,706	—	—	—	2,706	—
Non-cash capital contribution	—	—	293	—	—	—	293	—
Net unrealized loss on interest rate swap	—	—	—	—	—	320	320	320
Reclassification adjustment for loss included in net loss related to the interest rate swap						4,328	4,328	4,328
Foreign currency translation adjustment	—	—	—	—	—	(1,561)	(1,561)	(1,561)
Reclassification adjustment for loss included in net loss related to foreign currency translation						1,163	1,163	1,163
Net loss	—	—	—	(26,201)	—	—	(26,201)	(26,201)
Balance at December 31, 2009	37,060,723	371	280,556	(260,680)	(106)	27	20,168	$(21,951)
Exercise of stock options	926,128	9	297	—	—	—	306	—
Stock-based compensation, net of forfeitures	—	—	211	—	—	—	211	—
Consultant options	—	—	23	—	—	—	23	—
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)	(14)
Reclassification adjustment for loss included in net loss related to foreign currency translation	—	—	—	—	—	(13)	(13)	(13)
Net loss	—	—	—	(3,020)	—	—	(3,020)	(3,020)
Balance at December 31, 2010	37,986,851	$380	$281,087	$(263,700)	$(106)	$—	$17,661	$(3,047)

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2010
(in thousands)

	Year Ended December 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(26,201)	$(3,020)
Less: Income (loss) from discontinued operations, net of tax	(827)	6
Less: Gain on sale of discontinued operations	8,195	2,016
Loss from continuing operations	(33,569)	(5,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on fair value of interest rate swap	6,732	—
Impairment	13,296	319
Depreciation and amortization	1,031	629
Stock-based compensation	2,090	211
Provision for losses on accounts receivable	9	—
Other, net	230	154
Amortization of debt issuance costs	19	61
Loss on extinguishment of debt	2,105	—
Deferred income taxes	(3,978)	(769)
Excess tax benefit from stock-based compensation	(3,969)	—
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(58)	(80)
Prepaid expenses and other assets	4,474	(26)
Income tax receivable	174	1,987
Accounts payable, accrued expenses and other liabilities	(3,133)	(1,079)
Deferred revenues	(265)	(211)
Discontinued operations	602	21
Net cash used in operating activities	(14,210)	(3,825)
Cash flows from investing activities:
Purchases of property and equipment	(570)	(78)
Acquisitions of businesses, assets and other	(2,678)	(1,437)
Proceeds from sale of discontinued operations, net	106,806	1,700
Proceeds from sale of assets	—	1,546
Discontinued operations	(217)	—
Net cash provided by investing activities	103,341	1,731
Cash flows from financing activities:
Borrowings from related party	7,197	—
Settlement of interest rate swap	(6,732)	—
Debt issuance costs	(364)	(9)
Repayment of borrowings from related party	(1,000)	(250)
Repayment of borrowings under credit facilities	(81,213)	—
Proceeds from exercise of stock options	275	306
Excess tax benefit from stock-based compensation	3,969	—
Net cash provided by (used in) financing activities	(77,868)	47
Effect of exchange rates on cash	(6)	5
Net increase (decrease) in cash and cash equivalents	11,257	(2,042)
Cash and cash equivalents, beginning of year	3,755	15,012
Cash and cash equivalents, end of year	$15,012	$12,970
Supplemental disclosure of cash flow:
Cash refund of income taxes, net	$1,320	$2,080
Cash paid for interest	$1,855	$785
Non-cash investing activities:
Acquisitions of long-lived assets	$28	$17
Accrued acquisition contingency	$1,556	$—

See notes to consolidated financial statements.

 WebMediaBrands Inc.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2010

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is a leading Internet media company that provides content, education, and career services to media and creative professionals through a portfolio of vertical online properties, communities and trade shows.  The Company’s online business includes:

•
mediabistro.com, a leading blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, sports news, advertising, public relations, publishing, design, mobile and the Semantic Web. The Company’s blog network consists of the following:

10,000Words	eBookNewser	GalleyCat	SocialTimes	TVSpy
AgencySpy	FishbowlDC	MediaJobsDaily	SportsNewser	UnBeige
AllFacebook	FishbowlLA	PRNewser	ThinkMobile	WebNewser
AllTwitter	FishbowlNY	SemanticWeb.com	TVNewser

The mediabistro.com business also includes an industry-leading job board for media and creative professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, television and more;

•	A leading network of online properties providing content, education, community, career and other resources for creative and design professionals that includes the following Websites:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StepInsideDesign
Creativebits	GraphicsDesignForum

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos and premium membership services.

The Company’s education business features online and in-person courses, panels, certificate programs and video subscription libraries for media and creative professionals.

The Company’s trade shows include, among others, the Semantic Technology Conference (“SemTech”), Socialize: Monetizing Social Media, SMOC: Social Media Optimization Conference, Social Gaming Summit + Virtual Goods Summit, AF Expo and Publishing App Expo.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries: Mediabistro Inc., a Delaware corporation; Jupitermedia GMBH, a Germany limited liability company; and internet.com Canada corporation, a Nova Scotia unlimited liability company.  All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition. WebMediaBrands generates its revenues from the following primary sources:

Online job boards. WebMediaBrands generates fees charged for online job postings on mediabistro.com. WebMediaBrands recognizes revenue ratably in the period in which the job postings are displayed.

Online and in-person courses. WebMediaBrands offers online and in-person courses for media and creative professionals. WebMediaBrands generates revenues from attendee registrations and recognizes revenue ratably as classes are held.

Online advertising revenues. WebMediaBrands recognizes advertising revenue ratably in the period in which the advertising is displayed, provided that all contracted advertising impressions have been delivered and collection of the resulting receivable is probable. WebMediaBrands typically sells its advertising based on the delivery of a minimum number of advertising impressions.

Trade shows. WebMediaBrands produces trade shows and conferences on topics covered by the Company’s online business. WebMediaBrands generates revenues from attendee registrations, the purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space, and advertiser and vendor sponsorships. WebMediaBrands recognizes revenue from trade shows in the period in which the trade show is held.

Paid subscription revenues. Paid subscription services relate to member subscriptions to online services, FreelanceMarketplace.com and AvantGuild.com, which the Company sells through mediabistro.com. WebMediaBrands recognizes revenue from subscriptions ratably over the subscription period.

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

Cash and cash equivalents. WebMediaBrands considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2010, WebMediaBrands had no investments with maturities greater than three months.

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. WebMediaBrands pays a 3.4% fixed interest rate on its long-term debt with its Chief Executive Officer Alan M. Meckler, see note 12 for information regarding this related party transaction.

Fair value measurements. Certain assets and liabilities of WebMediaBrands are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable, debt and accounts payable approximate their carrying values. The Company also has other assets or liabilities that it records at the fair value, such as its long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

Allowance for doubtful accounts. WebMediaBrands estimates its allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions might not be indicative of future losses, and the impact of economic conditions on each of its customers is difficult to estimate. Should future uncollectible amounts exceed its current estimates, WebMediaBrands would be required to charge off its uncollectible accounts through an entry to bad debt expense included in general and administrative expense in its consolidated statement of operations.

Property and equipment. The Company records property and equipment at cost or their estimated fair value at the date of acquisition if acquired during a business combination, and depreciates them over their estimated useful lives.  The Company depreciates computer equipment and software by the straight-line method over estimated useful lives of three years. The Company depreciates furniture, fixtures and equipment by the straight-line method over estimated useful lives ranging from five to ten years. The Company amortizes leasehold improvements over the shorter of their useful lives or the lease term. Amortization of leasehold improvements is included in depreciation expense.

Goodwill and other intangible assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed periodically for impairment.

The provisions of ASC Topic 350-35 require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. WebMediaBrands evaluates goodwill on a separate reporting unit basis in the fourth quarter each year. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. See note 6 for additional information.

The significant estimates and assumptions management uses in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, while based on reasonable and supportable assumptions and projections, require management’s subjective judgment.

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

ASC Topic 350-30 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment.

Impairment of long-lived assets. The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company recognizes an impairment loss when the sum of undiscounted expected future cash flows is less than the carrying amount of such assets. The measurement for such impairment loss is based on estimated fair values. Fair values have been determined based upon estimated future cash flows. See note 6 for additional disclosure information.

Advertising and promotion expense. WebMediaBrands expenses advertising and promotion costs as incurred. Advertising and promotion expense was $278,000 and $193,000 for the years ended December 31, 2009 and 2010, respectively.

Income taxes. WebMediaBrands accounts for income taxes in accordance ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial reporting for incomes taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using presently enacted statutory tax rates. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date. ASC Topic 740 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings.  WebMediaBrands recognizes penalties and tax-related interest expense as a component of income tax expense in the consolidated statement of operations.  See note 14 for additional disclosure related to income taxes.

Self-insurance. WebMediaBrands is self-insured for its health and welfare costs. The Company's liability for health and welfare claims includes an estimate for claims incurred but not yet reported and is limited by the Company's stop loss policy. This liability is included in accrued payroll and related expenses on the consolidated balance sheets for the years ended December 31, 2009 and 2010.

Stock-based compensation. WebMediaBrands follows ASC Topic 718, “Compensation- Stock Compensation.”  Among its provisions, the Topic requires WebMediaBrands to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. WebMediaBrands’s policy is to grant stock options with an exercise price equal to or greater than the fair value on the date of grant. WebMediaBrands amortizes stock-based compensation expense on a straight-line basis over the vesting term.

Compensation expense is recognized only for stock-based payments expected to vest. WebMediaBrands estimates forfeitures at the date of grant based on WebMediaBrands’s historical experience and future expectations.

Recent accounting pronouncements. In June 2009, the FASB issued amendments ASC Topic 860-10 related to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity (“VIE”). The amendments require an enterprise to make a qualitative assessment about whether it has (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If an enterprise has both of these characteristics, the enterprise is considered the primary beneficiary and must consolidate the VIE.  This pronouncement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The pronouncement was effective for the Company beginning January 1, 2010. The effect of adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU No. 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of these amendments is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which updated the ASC on accounting for distributions to shareholders.  The amendments in this ASU clarify that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 ( Equity and Earnings Per Share ). The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements”, which amends ASC Subtopic 855-10, “Subsequent Events – Overall”.  ASU No. 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and, accordingly, the Company has adopted the provisions of ASU No. 2010-09.  In accordance with this pronouncement, the Company evaluated events and transactions after the close of its consolidated balance sheet on December 31, 2010.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amount”, which updated ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values, so this ASU should not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combination”, which amends ASC Subtopic 805-10, “Business Combinations.”  ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable  prior annual reporting period only.  This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have any effect on the Company’s consolidated financial statements as of December 31, 2010.

3. COMPUTATION OF INCOME (LOSS) PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares that may be issued upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted income (loss) per share for the years ended December 31, 2009 and 2010 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2010
Loss from continuing operations	$(33,569)	$(5,042)
Income (loss) from discontinued operations, net of tax	(827)	6
Gain on sale of discontinued operations	8,195	2,016
Net loss	$(26,201)	$(3,020)

Basic weighted average common shares outstanding	36,516	37,518
Effect of dilutive stock options	—	—
Total basic weighted average common shares and dilutive stock options	36,516	37,518

Income (loss) Per Share:
Basic
Loss from continuing operations	$(0.92)	$(0.13)
Income from discontinued operations	0.20	0.05
Net loss	$(0.72)	$(0.08)
Diluted
Loss from continuing operations	$(0.92)	$(0.13)
Income from discontinued operations	0.20	0.05
Net loss	$(0.72)	$(0.08)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2009	2010
Number of anti-dilutive stock options	5,698	5,174
Weighted average exercise price	$1.53	$1.02

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2010
Computer equipment and software	$1,470	$905
Furniture, fixtures and equipment	456	418
Leasehold improvements	960	961
	2,886	2,284
Less: Accumulated depreciation	(1,800)	(1,556)
Property and equipment, net	$1,086	$728

5. ASSETS HELD FOR SALE

Assets held for sale include the carrying value of the Company’s building and land in Peoria, Illinois. The carrying value of this property was $2.0 million as of December 31, 2009.  Because of declining real estate markets, during the first quarter of 2009, the Company listed the facility for sale at an amount that was less then the carrying value.  As a result, the Company recorded an impairment charge of $1.9 million during the year ended December 31, 2009.

On October 11, 2010, the Company entered into a Purchase and Sale Agreement for this property for $1.8 million.   As a result of  this agreement, the Company recorded an impairment charge of $319,000 during the year ended December 31, 2010.  The impairment charge included a broker commission that was paid upon the closing of the transaction and estimated closing costs.    On November 29, 2010, the parties amended the Purchase and Sale Agreement to reduce the purchase price to $1.6 million and eliminate the Company financing.  The sale of the property closed on December 3, 2010. Due to the change in terms of the Purchase and Sale Agreement, the Company recorded a loss on the sale of the property of $142,000.  This loss is included as a component of other income (loss), net in the Company’s 2010 consolidated statement of operations.

6. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

During 2009, in conjunction with its annual impairment tests, WebMediaBrands identified indicators that certain of its long-lived assets were impaired. These indicators included a downturn in the U.S. and global economy that impacted the projected operations and cash flows of its business. As a result, during the year ended December 31, 2009, WebMediaBrands recorded a non-cash impairment charge of $291,000 to reduce the carrying amounts of amortized intangible assets to fair value.  The impairment charge, which is included as a component of impairment in the consolidated statement of operations for the year ended December 31, 2009, is presented below by intangible asset (in thousands):

December 31, 2009
Copyrights and trademarks	$126
Customer relationships	115
Website development costs	44
Non-compete agreements	6
Total	$291

            The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2009
	Cost	Accumulated Amortization	Net Carrying Value
Content development costs	$72	$(17)	$55
Website development costs	15	—	15
Total	$87	$(17)	$70

	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$238	$(36)	$202
Customer relationships	187	(62)	125
Content development costs	160	(77)	83
Copyrights and trademarks	39	(7)	32
Non-compete agreements	53	(27)	26
Total	$677	$(209)	$468

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website development costs, copyrights and trademarks, and customer relationships over three years and content development costs over a two-year period.  The Company amortizes non-compete agreements over the period of the agreements, typically from one to three years.  Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31:
2011	$255
2012	188
2013	25
$468

Unamortized Intangible Assets and Goodwill

WebMediaBrands’s impairment test during 2009 also resulted in a non-cash impairment charge of $11.1 million related to the write-down of goodwill and domain names.  The significant majority of this impairment charge is not tax deductible because the acquisition that gave rise to most of the carrying value of the Company’s goodwill and domain names was structured as a stock transaction. The tax benefit of $864,000 related to goodwill impairment for the year ended December 31, 2009 was subject to a full valuation allowance.  The impairment charge, which is included as a component of impairment in the 2009 consolidated statement of operations, is presented below by intangible asset (in thousands):

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

The fair value of the domain names was calculated by estimating the present value of future cash flows associated with the assets.

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31,
	2009	2010
Domain names	$920	$1,067

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2010 are as follows (in thousands):

Balance as of January 1, 2009	$16,314
Goodwill acquired during year	2,300
Accrued acquisition contingency	1,556
Impairment	(10,675)
Balance as of December 31, 2009	9,495
Goodwill acquired during year	1,125
Purchase accounting adjustments	(359)
Balance as of December 31, 2010	$10,261

Goodwill acquired during the year primarily relates to the Company’s purchase of the SemTech Conference and SemanticUniverse blog.  This purchase occurred during the third quarter of 2010 and has been allocated to goodwill on a preliminary basis. Purchase accounting adjustments relate to adjustments made in finalizing the valuation of certain assets purchased in conjunction with acquisitions that were consummated during the fourth quarter of 2009.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2009	2010
Accrued acquisition contingencies	$967	$695
Customer overpayments	506	274
Accrued professional fees	248	103
Accrued property and capital taxes	196	72
Other	599	303
Accrued expenses and other current liabilities	$2,516	$1,447

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income is as follows (in thousands):

	December 31,
	2009	2010
Foreign currency translation adjustments	$27	$—
Total accumulated other comprehensive income	$27	$—

9. SEGMENT INFORMATION

Segment information is presented in accordance with the accounting pronouncement related to segment reporting. This pronouncement is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business. As a result of the sales of the Jupiterimages and Internet.com businesses described in note 11, the Company now operates in one reportable segment. The Company’s remaining segment is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

10. ACQUISITIONS

The following table summarizes the cash paid by WebMediaBrands’s for acquisitions during the years ended December 31, 2009 and 2010 (dollars in thousands):

	December 31, 2009	December 31, 2010
Number of acquisitions	3	1

Total aggregate purchase price	$2,540	$1,125

The acquisitions presented in the above table were not material, individually or in the aggregate, to WebMediaBrands as a whole and, therefore, pro forma financial information is not presented.  For two of the acquisitions that were consummated in 2009, both of the asset purchase agreements included a two-year earn-out that could result in additional cash consideration. The Company recorded a liability of $1.6 million at December 31, 2009 for the estimated consideration to be paid, of which $46,000 was paid during the year ended December 31, 2010.  Of the remaining liability of $1.5 million, $815,000 is included accounts payable and $695,000 is included in accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2010.  The maximum potential earn-out is unlimited under one of the acquisition agreements. The other acquisition agreement has a $2.4 million maximum earn-out.

11. DISPOSITIONS AND DISCONTINUED OPERATIONS

On February 23, 2009, the Company sold its Online images business, or Jupiterimages (the “Images Sale”). As a result of the Images Sale, WebMediaBrands is accounting for the operations of its Online images business as a discontinued operation. The carrying value of the net assets of the Online images business at the time of the Images Sale was $82.0 million and the Images Sale resulted in a gain of $6.6 million. Company revenues from the discontinued Online images business for the year ended December 31, 2009 were $11.9 million. Loss from discontinued operations of Jupiterimages for the year ended December 31, 2009 of $530,000 was net of a provision for income taxes of $738,000.   The provision for income taxes was primarily due to the reversal of the income tax benefit previously recognized on the carryforward of 2005 net operating losses and the carryback of 2007 net operating losses to 2006.  The income tax provision was partially offset by the reversal of the interest related to uncertain tax positions and other adjustments recognized on the 2006 amended federal income tax return.  See note 14 for further discussion of these amended returns.

On November 30, 2009, the Company sold its Internet.com business to Quinstreet Inc. for $18.0 million in cash, subject to a working capital purchase price adjustment (the “Internet.com Sale”).  Quinstreet paid $16.0 million of the purchase price at closing.  The remaining $2.0 million was to be paid on the first anniversary of the closing.  Quinstreet had the right to withhold and deduct from the $2.0 million anniversary payment any sum that the Company owed Quinstreet under the indemnification and working capital adjustment provisions of the asset purchase agreement.  In June 2010, the Company finalized the working capital purchase price adjustment related to the Internet.com Sale and recorded a liability of $399,000, of which, $99,000 was paid during the year ended December 31, 2010.  The remaining liability of $300,000 was deducted from the final payment owed by Quinstreet to the Company on the first anniversary of the closing.   On November 30, 2010, Quinstreet paid to the Company $1.7 million to satisfy the final terms of the agreement.  As a result of the Internet.com Sale, WebMediaBrands is accounting for the operations of its Internet.com business as a discontinued operation. The carrying value of the net assets of the Internet.com business at the time of the Internet.com Sale was $12.9 million, and the sale of the Internet.com business resulted in a gain of $1.6 million for the year ended December 31, 2009 and a gain of $2.0 million for the year ended December 31, 2010.   Company revenues from the discontinued Internet.com business for the year ended December 31, 2009 were $14.1 million. Loss from discontinued operations of the Internet.com business for the year ended December 31, 2009 of $297,000 was net of a benefit for income taxes of $159,000.

12. DEBT

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

 The original principal amount of the Meckler Loan equaled the amount that was required to pay off and terminate an interest rate swap agreement between the Company and KeyBank and related transactional expenses. On September 1, 2010, WebMediaBrands entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made one principal payment on the Meckler Loan in the amount of $1.0 million during the year ended December 31, 2009 and three principal payments totaling $250,000 during the year ended December 31, 2010. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.4% at December 31, 2010.  Interest expense on the Note was $481,000 and $781,000 during the years ended December 31, 2009 and 2010, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2010 through December 31, 2013, the Company had repaid approximately $1.3 million of the Meckler Loan as of December 31, 2010.  There are future minimum payments due in the amount of $158,000 for the year ended December 31, 2014; $323,000 for the year ended December 31, 2015 and $5.5 million for the year ended December 31, 2016.

13. STOCKHOLDERS’ EQUITY

WebMediaBrands is authorized to issue up to 4,000,000 shares of preferred stock, $.01 par value (the “Preferred Stock”).  The Board of Directors (the “Board”) has the authority, without further vote or action by the stockholders, to issue the undesignated shares of Preferred Stock in one or more series and to fix all rights, qualifications, preferences, limitations and restrictions of each series, including dividend rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

14. INCOME TAXES

WebMediaBrands’s income tax benefit for each of the years presented is determined in accordance with the accounting pronouncement related to income taxes.

Loss from continuing operations before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2009	2010
United States	$(36,725)	$(5,791)
Foreign	(92)	—
Loss from continuing operations before taxes	$(36,817)	$(5,791)

The components of the income tax benefit as shown in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2009	2010
Current income tax provision (benefit)
Federal	$(1,895)	$(40)
State and local	(151)	60
Total current income tax provision (benefit)	(2,046)	20
Deferred income tax benefit
Federal	(1,201)	(674)
State and local	10	(95)
Foreign	(11)	—
Total deferred income tax benefit	(1,202)	(769)
Income tax benefit	$(3,248)	$(749)

A summary of WebMediaBrands’s deferred income tax assets and liabilities as of December 31, 2009 and 2010 is as follows (in thousands):

	December 31,
	2009	2010
Deferred income tax assets:
Net operating losses	$23,306	$25,131
Capital loss carryforward	44,579	44,579
Amortization and impairment of goodwill and long-lived assets	—	1,249
Depreciation of property and equipment	—	150
Reserves recorded for financial reporting purposes	51	13
Stock-based compensation	4,593	4,378
Other	951	969
Total deferred income tax assets	73,480	76,469
Less valuation allowance	(73,480)	(76,469)
Net deferred income tax assets	—	—
Deferred income tax liabilities:
Amortization of intangible assets	(331)	(410)
Depreciation of property and equipment	(785)	—
Other	(6)	—
Total deferred income tax liabilities	(1,122)	(410)
Net deferred income tax liabilities	$(1,122)	$(410)

WebMediaBrands recorded an income tax benefit of $3.2 million and $749,000 during the year ended December 31, 2009 and 2010, respectively. During the year ended December 31, 2009, the tax benefit for income taxes consisted primarily of a net tax benefit of $3.1 million recorded on the reclassification of the fair value adjustments on an interest rate swap from other comprehensive income (loss) to loss from continuing operations.   In addition, an income tax benefit of $854,000 was recognized for the impairment of unamortized intangible assets and an additional income tax benefit of $208,000 was recorded for the reversal of a portion of the reserve for uncertain tax positions.  The income tax benefit was partially offset by a provision for income taxes of $970,000, which was primarily due to the reversal of the income tax benefit, previously recognized on the carryforward of 2005 net operating losses (“NOLs”) and the carryback of 2007 and 2008 NOLs to 2006.  The Company’s 2006 federal income tax return was amended during the third quarter of 2009 in order to include stock option expense and other adjustments that were not included in the original 2006 return.  Along with the amendment of its 2006 federal income tax return, the Company previously amended its 2004 and 2005 federal income tax returns for additional stock option deductions.  Those deductions resulted in a benefit of $4.0 million to additional paid-in capital during the year ended December 31, 2009.   During the year ended December 31, 2010, the tax benefit for income taxes consisted primarily of a net tax benefit of $769,000 for the reduction in deferred tax liabilities due primarily to the sale of the Company’s building and land in Peoria, Illinois.  The net benefit was partially offset by $20,000 of additional tax expense for uncertain tax positions.

WebMediaBrands decreased its unrecognized tax benefits by $1.2 million during the year ended December 31, 2009. The decrease was due primarily to the amendment of WebMediaBrands’s 2005 and 2006 federal income tax returns that resulted in an increase of taxable income for items that were previously classified as uncertain tax positions. The increase in taxable income was offset by the additional stock option deductions mentioned above. The Company also reversed a liability of $239,000 related to interest expense that was previously accrued on the $1.1 million of unrecognized tax benefits mentioned above.

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

At December 31, 2010, WebMediaBrands had deferred income tax assets associated with NOL carryforwards of $25.1 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. WebMediaBrands established an additional valuation allowance of $1.8 against the deferred tax assets attributable to NOL carryforwards during 2010.

Income tax benefits of $4.0 million associated with the exercise of stock options were recorded in additional paid-in capital in 2009.  The income tax benefit was attributable to an amendment of the 2005 and 2006 federal income tax returns for stock option exercises not reported in the original federal income tax returns.

WebMediaBrands’s deferred income tax assets at December 31, 2010 with respect to net operating losses expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2024 and 2030	$20,515	$60,339
United States (State), expiring between 2011 and 2030	4,616	88,278
Total	$25,131	$148,617

Additionally, WebMediaBrands has capital loss carryforwards of $122.0 million, which will expire by 2014. Based on current projections, management believes that it is more likely than not that WebMediaBrands will have insufficient capital gain income to allow recognition of these carryforwards. Accordingly, a valuation allowance has been established against the deferred tax asset.

A reconciliation setting forth the difference between the amount of taxes computed at WebMediaBrands’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2009	2010
Income tax expense based on federal statutory rate	$(12,518)	$(1,962)
State and local tax expense, net of U.S. federal income tax	(1,576)	(263)
Change in valuation allowance	8,055	1,400
Non-deductible expenses	2,954	60
Foreign rate differential	3	—
Other	(166)	16
Total	$(3,248)	$(749)

Non-deductible expenses during the year ended December 31, 2009 relate primarily to impairment of non-deductible goodwill.

WebMediaBrands remains open for examination by the Internal Revenue Service (“IRS”) for 2006 and subsequent years. With limited exceptions, the Company is no longer subject to state and local or non-U.S. income tax audits by taxing authorities for years prior to 2005. In addition, for years prior to 2005 in which NOLs were generated, the tax authorities could adjust the NOL carryovers up to the amount of the NOL carryover.

As of December 31, 2009, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities and other long term liabilities in the consolidated balance sheet was $23,000 and $8,000, respectively. As of December 31, 2010, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities and other long- term liabilities was $30,000 and $8,000, respectively.

It is reasonably possible that a reduction in a range up to $56,000 of unrecognized income tax benefits may occur within the next 12 months as a result of projected resolutions of worldwide tax disputes and expiration of statute of limitations.

A reconciliation of the Company’s beginning and ending unrecognized income tax benefits is as follows (in thousands):

Balance at January 1, 2009	$1,306
Reduction for amended tax returns	(1,082)
Reduction for expiration of statute of limitations	(43)
Reduction for settled liabilities	(96)
Balance at December 31, 2009	85
Reduction in settled liabilities	—
Balance at December 31, 2010	$85

15. COMMITMENTS AND CONTINGENCIES

WebMediaBrands has entered into operating leases for both of its office facilities. Generally under the lease agreements, WebMediaBrands is obligated to pay a proportionate share of all operating costs for these premises. Rent expense for leased facilities was $744,000 and $762,000 for the years ended December 31, 2009 and 2010, respectively.  The Company had sublease income of $8,000 and $108,000 during the years ended December 31, 2009 and 2010, respectively.

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Years Ending December 31,
2011	$1,031
2012	958
2013	399
2014	—
2015 and thereafter	—
Total minimum payments	$2,388

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2010 are $28,000.

WebMediaBrands is subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of WebMediaBrands.

16. WORKFORCE REDUCTION PLAN

In an effort to reduce ongoing operating costs and improve the organizational structure, efficiency and productivity of the Company, WebMediaBrands executed and completed a workforce reduction plan in the first quarter of 2009. The plan reduced the Company’s workforce by 67 full-time employees. During the year ended December 31, 2009, WebMediaBrands recognized expense of $567,000 in severance related to the workforce reduction plan and recorded the expense as restructuring charge in the consolidated statements of operations.  All severance related to the workforce reduction plan has been paid.

17.  LEASE TERMINATION

During 2009, WebMediaBrands entered into a lease termination agreement for its facility in Darien, Connecticut. Pursuant to the lease termination, WebMediaBrands recognized expense of $150,000 for the lease termination and $159,000 for the forfeiture of the related security deposit and recorded the expense as a component of restructuring charge in the consolidated statement of operations.  All liabilities related to the lease termination have been paid.

18. EMPLOYEE BENEFIT PLAN

WebMediaBrands has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. WebMediaBrands may also make contributions each year for the benefit of all eligible employees under the plan.  There were no discretionary contributions to the plan for the years ended December 31, 2009 and 2010.

19. STOCK INCENTIVE PLAN

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

Subject to certain antidilution adjustments, 3,950,998 shares of WebMediaBrands common stock may be issued under the 2008 Plan, and up to 5,173,911 shares of common stock (as of December 31, 2010) underlying outstanding awards granted under the 1999 Plan and 2008 Plan that remain undelivered following any expiration, cancellation, forfeiture, cash settlement, or other termination of such awards, may also be available for grant under the 2008 Plan.

Stock options granted during 2009 and through September 2010, have a five-year term.  Options issued for the remainder of 2010 have a 10-year term. Stock option grants vest equally on each of the first three anniversaries of their respective grant dates. WebMediaBrands issues new shares of common stock upon the exercise of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2009	2010
Risk-free interest rate	1.29%	1.04%
Expected life (in years)	3.02	3.78
Dividend yield	0%	0%
Expected volatility	102%	109%

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

The weighted-average grant date fair value of options granted during the years ended December, 31 2009 and 2010 was $0.36 and $0.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2010, was $98,000 and $637,000, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2009	1,228,700	$0.72
Granted	1,225,200	$0.82
Vested	(392,987)	$0.72
Forfeited	(113,466)	$0.72
Outstanding nonvested shares at December 31, 2010	1,947,447	$0.78

The following table summarizes option activity during the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,697,758	$1.53
Granted	1,225,200	$0.82
Exercised	(926,128)	$0.33
Forfeited or expired	(822,919)	$5.11
Outstanding at December 31, 2010	5,173,911	$1.00	4.46	$5,059
Vested and expected to vest at December 31, 2010	4,912,614	$1.02	4.26	$4,846
Exercisable at December 31, 2010	3,226,464	$1.14	2.65	$3,451

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $1.61 as of December 31, 2010.

Stock-based compensation included in continuing operations for the years ended December 31, 2009 and 2010 was $2.1 million and $211,000, respectively.  Stock-based compensation included in discontinued operations for the year ended December 31, 2009 was $616,000. Stock-based compensation increased additional paid-in capital by $2.7 million and $211,000 during the years ended December 31, 2009 and 2010, respectively. As a result of the Images Sale, as further described in note 11, all unvested options on that date were immediately vested and all unrecognized stock-based compensation was immediately expensed.  During the year ended December 31, 2009, $2.4 million of the  total stock-based compensation expense was related to the Images Sale.  As a result of the Internet.com Sale on November 30, 2009, as further described in note 11, all unvested options on that date were immediately vested and all unrecognized stock-based compensation was immediately expensed.  During the year ended December 31, 2009, $230,000 of the total stock-based compensation expense was related to the Internet.com Sale.  As of December 31, 2010, there was $931,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the 2008 Plan. The Company expects to amortize this cost over a weighted-average period of two years.

WebMediaBrands received $275,000 and $306,000 from the exercise of stock options during the years ended December 31, 2009 and 2010, respectively.

Cash provided by operating activities decreased and cash provided by financing activities increased by $4.0 million and $0 related to excess tax benefits from stock-based payment arrangements for the years ended December 31, 2009 and 2010.

20. RELATED PARTY TRANSACTIONS

During 2005, WebMediaBrands’s Compensation Committee of the Board of Directors (the “Committee”) granted lifetime post-employment medical benefits to WebMediaBrands’s Chairman and Chief Executive Officer and his spouse. In December 2009, the Committee terminated the entitlement to post-employment medical benefits previously granted by the Committee. As a result, a non-cash capital contribution of $293,000 was recorded and is included as a component of stockholders’ equity at December 31, 2009. See note 12 for additional related party disclosure information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) under the supervision and with the participation of its management including the Company’s  Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are designed only to provide reasonable assurance  that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed , summarized and reported within the time period specified in the SEC rules and forms and (ii) information is accumulate and communicated to management as appropriate to allow timely decisions regarding required disclosures,

As a result of this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable, assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the year ended December 31, 2010 that have material affected, or are reasonably likely to affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See WebMediaBrands Inc.—Index to Consolidated Financial Statements at Item 8 of this report.

(3) Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-K. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically except for in those situations where the exhibit number was the same as set forth below.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

2.1	Merger Agreement, dated June 24, 1999, between internet.com LLC and the Registrant.	Form S-1/A	05/19/99	2.1

2.1.1	Stock Purchase Agreement, dated as of October 22, 2008, by and between Jupitermedia Corporation, a Delaware corporation and Getty Images, Inc., a Delaware corporation.	Form 8-K	10/23/08	2.1

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended.	Form 10-Q	05/14/10	3.1

3.2	Registrant’s Amended and Restated Bylaws, as amended.	Form 8-K	12/14/07	3.1

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock.	Form S-1/A	05/19/99	4.1

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers.	Form S-1/A	05/19/99	10.1

10.2†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of June 7, 2006).	Form 10-Q/A	02/08/07	10.1

10.5	Credit Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent, and Citizens Bank, N.A., as Syndication Agent.	Form 8-K	07/18/07	10.1

10.6	Guaranty of Payment Agreement, dated July 12, 2007, among Jupiterimages Corporation as guarantor in favor of KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.2

10.7	Guaranty of Payment Agreement, dated July 12, 2007, among I-Venture Management LLC as guarantor in favor of KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.3

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.8	Guaranty of Payment Agreement, dated July 12, 2007, among Workbook, Inc. as guarantor in favor of KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.4

10.9	Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank NationalAssociation, as Administrative Agent.	Form 8-K	07/18/07	10.5

10.10	Security Agreement, dated July 12, 2007, among I-Venture Management LLC as pledgor and KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.6

10.11	Security Agreement, dated July 12, 2007, among Workbook, Inc. as pledgor and KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.7

10.12	Intellectual Property Security Agreement, dated July 12, 2007, among Jupiterimages Corporation as pledgor and KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.8

10.13	Intellectual Property Security Agreement, dated July 12, 2007, among Jupitermedia Corporation. as borrower and KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.9

10.14	Pledge Agreement, dated July 12, 2007, among Jupitermedia Corporation., as borrower and KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.10

10.15	Pledge Agreement, dated July 12, 2007, among Jupiterimages Corporation, as pledgor and KeyBank National Association, as Administrative Agent.	Form 8-K	07/18/07	10.11

10.16	Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company.	Form 8-K	07/20/07	10.1

10.17†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008).	Form 8-K	03/07/08	10.1

10.18†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 10-Q	05/12/08	10.3

10.19†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 10-Q	05/12/08	10.4

10.20	Consent to Credit Agreement, dated as of March 30, 2008, by and among the Registrant, the several Lenders and subsidiaries of the Registrant listed on the signature pages thereof, and Keybank National Association, as the lead arranger, sole book runner and administrative agent.	Form 10-Q	05/12/08	10.5

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.21†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler.	Form 10-Q	05/12/08	10.6

10.22†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Christopher S. Cardell.	Form 10-Q	05/12/08	10.7

10.23†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler.	Form 10-Q	05/12/08	10.8

10.24†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Christopher S. Cardell.	Form 10-Q	05/12/08	10.9

10.25†	Registrant’s 2008 Stock Incentive Plan.	Form 8-K	06/09/08	10.1

10.26†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 8-K	06/09/08	10.2

10.27†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 8-K	06/09/08	10.3

10.28†	Severance Agreement between Registrant and Donald J. O’Neill, dated as of July 21, 2008.	Form 10-Q	08/11/08	10.13

10.29	First Amendment Agreement, dated as of October 10, 2008 to Credit and Security Agreement, dated July 12, 2007, among Jupitermedia Corporation, as borrower, the lenders party thereto, KeyBank National Association, as the lead arranger, sole book runner and administrative agent and Citizens Bank, N.A., as Syndication Agent.	Form 8-K	10/14/08	10.1

10.30†	Letter Agreement by and between Christopher Cardell and Jupitermedia Corporation, dated October 24, 2008.	Form 8-K	10/29/08	10.1

10.31	First Amendment to ISDA Master Agreement, dated as of February 23, 2009, with respect to that certain ISDA Master Agreement and Schedule, both dated as of July 19, 2007, by and between KeyBank National Association and Jupitermedia Corporation and evidenced by that certain Confirmation between Jupitermedia Corporation and KeyBank National Association, dated as of July 19, 2007, executed in accordance with the ISDA Master Agreement.	Form 8-K	02/27/09	10.1

10.32	ISDA Master Agreement and Schedule, both dated as of July 19, 2007, by and between KeyBank National Association and Jupitermedia Corporation and evidenced by that certain Confirmation between Jupitermedia Corporation and KeyBank National Association, dated as of July 19, 2007, executed in accordance with the ISDA Master Agreement.	Form 8-K	02/27/09	10.2

10.33	Credit Support Agreement, dated as of February 23, 2009, by and among Alan M. Meckler, Ellen L. Meckler and Jupitermedia Corporation.	Form 8-K	02/27/09	10.3

10.34	Security Agreement by and between Jupitermedia Corporation and KeyBank National Association, dated as of February 23, 2009.	Form 8-K	02/27/09	10.4

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.35	First Amendment to Security Agreement, dated as of February 23, 2009, by and between Mediabistro.com Inc. and KeyBank National Association.	Form 8-K	02/27/09	10.5

10.36	Security Agreement, dated as of July 30, 2007, by and between Mediabistro.com Inc. and KeyBank National Association.	Form 8-K	02/27/09	10.6

10.37	First Amendment to Intellectual Property Security Agreement, dated as of February 23, 2009, by and between Jupitermedia Corporation and KeyBank National Association.	Form 8-K	02/27/09	10.7

10.38	First Amendment to Intellectual Property Security Agreement, dated as of February 23, 2009, by and between Mediabistro.com Inc. and KeyBank National Association.	Form 8-K	02/27/09	10.9

10.39	Intellectual Property Security Agreement, dated as of July 30, 2007, by and between Mediabistro.com Inc. and KeyBank National Association.	Form 8-K	02/27/09	10.10

10.40	First Amendment to Pledge Agreement, dated as of February 23, 2009, by and between Jupitermedia Corporation and KeyBank National Association.	Form 8-K	02/27/09	10.11

10.41	Blocked Account Pledge and Control Agreement, dated as of February 23, 2009, by and between the Jupitermedia Corporation and KeyBank National Association as both lender and depositary.	Form 8-K	02/27/09	10.13

10.42	Letter of Credit Reimbursement and Security Agreement, dated as of February 23, 2009, by and between Jupitermedia Corporation and KeyBank National Association	Form 8-K	02/27/09	10.14

10.43	Promissory Note, dated May 29, 2009, by WebMediaBrands Inc. and Mediabistro.com Inc. to Alan M. Meckler.	Form 8-K	06/04/09	10.1

10.44	Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.2

10.45	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.3

10.46	Pledge Agreement, dated as of May 29, 2009, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	06/04/09	10.4

10.47	Form of Blocked Account Control Agreement by and among the WebMediaBrands Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.5

10.48	Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.6

10.49	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.7

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.50	Form of Blocked Account Control Agreement by and among Mediabistro.com Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.8

10.51	Asset Purchase Agreement dated August 7, 2009, by WebMediaBrands Inc. and QuinStreet Inc.	Form 8-K	08/11/09	10.1

10.52	Settlement and Release Agreement dated March 23, 2010, by WebMediaBrands Inc. and Getty Images, Inc.	Form 8-K	03/23/10	10.31

10.53	Note Modification Agreement effective as of September 1, 2010, by and among WebMediaBrands Inc., Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	09/01/10	10.53

10.54	Purchase and Sale Agreement for Commercial Real Estate by Agreement for Warranty Deed dated October 11, 2010, by and between WebMediaBrands Inc. and Samaritan Ministries International.				X

10.54.1	Amendment to Purchase and Sale Agreement for Commercial Real Estate dated November 29, 2010, by and between WebMediaBrands Inc. and Samaritan Ministries International				X

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Rothstein, Kass & Company, P.C.

23.2	Consent of Grant Thornton LLP.				X

31.1	Rule 13a-14(a)/15d-14(a) Certification.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification.				X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

†  Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WebMediaBrands Inc.

March 8, 2011	By:	/S/ ALAN M. MECKLER
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALAN M. MECKLER	Chairman of the Board, Chief Executive Officer and	March 8, 2011
Alan M. Meckler	Director (Principal Executive Officer)

/S/ DONALD J. O’NEILL	Vice President and Chief Financial Officer (Principal	March 8, 2011
Donald J. O’Neill	Financial Officer and Chief Accounting Officer)

/S/ GILBERT F. BACH	Director	March 8, 2011
Gilbert F. Bach

/S/ MICHAEL J. DAVIES	Director	March 8, 2011
Michael J. Davies

/S/ WAYNE A. MARTINO	Director	March 8, 2011
Wayne A. Martino

/S/ JOHN R. PATRICK	Director	March 8, 2011
John R. Patrick

/S/ WILLIAM A. SHUTZER	Director	March 8, 2011
William A. Shutzer