Form 10-Q
period 2011-03-31
WEBMEDIABRANDS INC.
filed 2011-05-13
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.
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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 10, 2011 was 38,038,513.

  WebMediaBrands Inc.

WebMediaBrands Inc.
Consolidated Condensed Balance Sheets
December 31, 2010 and March 31, 2011
(in thousands, except share and per share amounts)

	December 31, 2010	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,970	$11,100
Accounts receivable, net of allowances of $10 and $10, respectively	581	726
Income taxes receivable	392	189
Prepaid expenses and other current assets	520	591
Total current assets	14,463	12,606

Property and equipment, net of accumulated depreciation of $1,556 and $1,198, respectively	728	672
Intangible assets, net	1,535	1,814
Goodwill	10,261	10,189
Investments and other assets	1,005	1,338
Total assets	$27,992	$26,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,210	$450
Accrued payroll and related expenses	424	537
Accrued expenses and other current liabilities	1,447	1,411
Deferred revenues	817	1,384
Total current liabilities	3,898	3,782

Loan from related party	5,947	5,897
Deferred revenues	19	21
Deferred income taxes	410	418
Other long-term liabilities	57	58
Total liabilities	10,331	10,176

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 37,986,851 and 38,101,513 shares issued at December 31, 2010 and March 31, 2011, respectively	380	381
Additional paid-in capital	281,087	281,217
Accumulated deficit	(263,700)	(265,049)
Treasury stock, 65,000 shares at cost	(106)	(106)
Total stockholders’ equity	17,661	16,443
Total liabilities and stockholders’ equity	$27,992	$26,619

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Operations
For the Three Months Ended March 31, 2010 and 2011
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2011
Revenues	$1,904	$2,246

Cost of revenues	1,298	1,448
Advertising, promotion and selling	529	432
General and administrative	1,642	1,355
Depreciation	128	84
Amortization	11	118

Total operating expenses	3,608	3,437

Operating loss from continuing operations	(1,704)	(1,191)
Other income (loss), net	8	(4)
Interest income	17	35
Interest expense	(230)	(179)

Loss from continuing operations before income taxes	(1,909)	(1,339)
Provision for income taxes	3	10
Loss from continuing operations	(1,912)	(1,349)
Loss on sale of discontinued operations	(6)	—

Net loss	$(1,918)	$(1,349)
Loss per share:
Basic
Loss from continuing operations	$(0.05)	$(0.04)
Income from discontinued operations	—	—
Net loss	$(0.05)	$(0.04)
Diluted
Loss from continuing operations	$(0.05)	$(0.04)
Loss from discontinued operations	—	—
Net loss	$(0.05)	$(0.04)
Weighted average shares used in computing loss per share:
Basic	37,185	37,977
Diluted	37,185	37,977

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2011
(in thousands)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(1,918)	$(1,349)
Less: Loss on sale of discontinued operations	(6)	—
Loss from continuing operations	(1,912)	(1,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	202
Stock-based compensation	45	84
Other, net	—	(4)
Amortization of debt issuance costs	34	8
Deferred income taxes	2	8
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(180)	(145)
Prepaid expenses and other assets	73	(71)
Income tax receivable	79	203
Accounts payable, accrued expenses and other liabilities	(21)	(688)
Deferred revenues	260	569
Discontinued operations	(5)	—
Net cash used in operating activities	(1,486)	(1,183)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(24)
Acquisitions of businesses, assets and other	(91)	(652)
Net cash used in investing activities	(103)	(676)
Cash flows from financing activities:
Repayment of borrowings from related party	—	(50)
Proceeds from exercise of stock options	128	39
Net cash provided by (used in) financing activities	128	(11)
Effects of exchange rates on cash	(1)	—
Net decrease in cash and cash equivalents	(1,462)	(1,870)
Cash and cash equivalents, beginning of period	15,012	12,970
Cash and cash equivalents, end of period	$13,550	$11,100

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2011

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is an Internet media company that provides content, education, and career services to media and creative professionals through a portfolio of vertical online properties, communities and trade shows.  The Company’s online business includes:

•
mediabistro.com, a blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, sports news, advertising, public relations, publishing, design, mobile and the Semantic Web. The Company’s blog network consists of the following:

10,000Words	AllTwitter	FishbowlLA	MediaJobsDaily	SocialTimes	TVSpy
AgencySpy	eBookNewser	FishbowlNY	PRNewser	SportsNewser	UnBeige
AllFacebook	FishbowlDC	GalleyCat	SemanticWeb.com	TVNewser

The mediabistro.com business also includes an industry-leading job board for media and creative professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, web development,  television and more;

•	AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals that includes the following Websites:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StepInsideDesign
Creativebits	GraphicsDesignForum

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos and premium membership services.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries: Mediabistro Inc., a Delaware corporation; Jupitermedia GMBH, a Germany limited liability company; and internet.com Canada corporation, a Nova Scotia unlimited liability company.  All significant intercompany balances and transactions have been eliminated in consolidation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements,” that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU No. 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  This pronouncement did not have a material effect on the Company’s consolidated condensed financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amount” which updated ASC Topic 350, “Intangibles—Goodwill and Other”, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  This pronouncement did not have a material effect on the Company’s consolidated condensed financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combination” that amends ASC Subtopic 805-10, “Business Combinations.”  ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This pronouncement did not have a material effect on the Company’s consolidated condensed financial statements.

4. SEGMENT INFORMATION

Segment information is presented in accordance with ASC Topic 280-10 "Segment Reporting". This pronouncement is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.  The Company operates in one reportable segment. The Company’s segment is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. The Company’s results will also be impacted by the number and size of trade shows the Company holds in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

5. ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Total stock-based compensation during the three months ended March 31, 2010 and 2011 was $45,000 and $84,000, respectively, and stock-based compensation increased additional paid-in capital by $84,000 during the three months ended March 31, 2011.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Three Months Ended March 31,
	2010	2011
Risk-free interest rate	1.17%	2.57%
Expected life (in years)	2.6%	6.0%
Dividend yield	0%	0%
Expected volatility	116%	93%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  WebMediaBrands had previously issued stock options with a five-year life.  The Company calculated the expected life for these stock options using historical data.   However, during the third quarter of 2010, the Company began issuing stock options with a ten-year life and as a result, calculated the expected life using the simplified method.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2011 was $0.78 and $1.07, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	5,173,911	$1.00
Granted	23,312	$1.37
Exercised	(114,662)	$0.34
Forfeited, expired or cancelled	(70,133)	$0.97
Outstanding at March 31, 2011	5,012,428	$1.02	4.25	$3,924
Vested and expected to vest at March 31, 2011	4,851,648	$1.03	4.10	$3,808
Exercisable at March 31, 2011	3,121,647	$1.16	2.43	$2,741

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $1.40 as of March 31, 2011.    During the three months ended March 31, 2010 and 2011, the total intrinsic value of stock options exercised was $250,000 and $125,000, respectively.

As of March 31, 2011, there was $834,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 19 months.

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2011
Loss from continuing operations	$(1,912)	$(1,349)
Loss on sale of discontinued operations	(6)	—
Net loss	$(1,918)	$(1,349)

Basic weighted average number of common shares outstanding	37,185	37,977
Effect of dilutive stock options	—	—
Total basic weighted average number of common shares and dilutive stock options	37,185	37,977

Loss per share:
Basic
Loss from continuing operations	$(0.05)	$(0.04)
Loss from discontinued operations	—	—
Net loss	$(0.05)	$(0.04)
Diluted
Loss from continuing operations	$(0.05)	$(0.04)
Loss from discontinued operations	—	—
Net loss	$(0.05)	$(0.04)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2010	2011
Number of anti-dilutive stock options	4,963	5,012
Weighted average exercise price	$1.30	$1.02

 7. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$238	$(36)	$202
Customer relationships	187	(62)	125
Content development costs	160	(77)	83
Copyrights and trademarks	39	(7)	32
Non-compete agreements	53	(27)	26
Total	$677	$(209)	$468

	March 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$374	$(109)	$265
Website development costs	290	(64)	226
Content development costs	165	(97)	68
Non-compete agreements	109	(47)	62
Copyrights and trademarks	39	(10)	29
Total	$977	$(327)	$650

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website development costs, copyrights and trademarks and customer relationships over three years and content development costs over a two-year period.  The Company amortizes non-compete agreements over the period of the agreements, typically from one to three years.

Amortization expense related to intangible assets subject to amortization was $11,000 and $118,000 for the three months ended March 31, 2010 and 2011, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2011, is expected to be as follows (in thousands):

Years Ending December 31:
2011	$270
2012	287
2013	89
2014	4
2015 & thereafter	—
$650

 Unamortized Intangible Assets

 The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	December 31, 2010	March 31, 2011

Domain names	$1,067	$1,164

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$10,261
Goodwill acquired during the year	267
Purchase accounting adjustments	(339)
Balance as of March 31, 2011	$10,189

Purchase accounting adjustments primarily relate to adjustments made in finalizing the purchase price of the SemTech Conference and SemanticUniverse blog.  This purchase occurred during the third quarter of 2010.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2010	March 31, 2011
Accrued acquisition contingencies	$695	$695
Customer overpayments	274	215
Other	478	501
Total	$1,447	$1,411

9. DEBT

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

The original principal amount of the Meckler Loan equaled the amount that was required to pay off and terminate an interest rate swap agreement between the Company and KeyBank and related transactional expenses. On September 1, 2010, WebMediaBrands entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made three principal payments on the Meckler Loan totaling $250,000 during the year ended December 31, 2010 and one principal payment in the amount of $50,000 during the quarter ended March 31, 2011. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.5% at March 31, 2011.  Interest expense on the Note was $224,000 and $170,000 during the three months ended March 31, 2010 and 2011, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2011 through December 31, 2013, the Company had repaid approximately $1.3 million of the Meckler Loan as of March 31, 2011.  There are future minimum payments due in the amount of $159,000 for the year ended December 31, 2014; $325,000 for the year ended December 31, 2015; and $5.4 million for the year ended December 31, 2016.

10. INCOME TAXES

The Company recorded a provision for income taxes of $3,000 and $10,000 during the three months ended March 31, 2010 and 2011, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of December 31, 2010 and March 31, 2011, all of which would affect the effective tax rate, if recognized, as of March 31, 2011.

11. COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of WebMediaBrands.

12.   SUBSEQUENT EVENTS

The Company announced on May 12, 2011 that it has acquired all of the shares of Inside Network Inc., ("Inside Network") of Palo Alto, California.  Inside Network publishes the blogs Inside Facebook, Inside Social Games and Inside Mobile Apps; industry leading research services focused on the Facebook platform and social gaming ecosystem including Inside Facebook Gold, Inside Virtual Goods and Facebook Marketing Bible; AppData, a service used by developers, investors, marketers, and analysts interested in tracking application, or app, traffic on social platforms; and trade shows such as Inside Social Apps.  Justin Smith, the founder of Inside Network, will continue to operate the business and will become the Company's Vice President, Social Media and a member of its board of directors.  Terms for the transaction included payment of $7.5 million in cash and 4,183,130 shares of the common stock of WebMediaBrands.

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

10,000Words	AllTwitter	FishbowlLA	MediaJobsDaily	SocialTimes	TVSpy
AgencySpy	eBookNewser	FishbowlNY	PRNewser	SportsNewser	UnBeige
AllFacebook	FishbowlDC	GalleyCat	SemanticWeb.com	TVNewser

Our mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

•
AllCreativeWorld.com, a leading network of online properties providing content, education, community, career and other resources for creative and design professionals that includes the following Websites:

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

Results of Operations

Revenues

Revenues were $1.9 million and $2.2 million for the three months ended March 31, 2010 and 2011, respectively, representing an increase of 18%. The change was primarily due to an increase in online job postings due to an improving economy offset primarily by a decline in trade show revenue as we ran fewer shows during the three months ended March 31, 2011 than during the same period of 2010.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended March 31,		2010 vs. 2011
	2010	2011	$	%
Online job postings	$792	$1,149	$357	45%
Education	463	460	(3)	(1)
Advertising	331	356	25	8
Trade shows	114	34	(80)	(70)
Other	204	247	43	21
Total	$1,904	$2,246	$342	18%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and Website hosting. Cost of revenues excludes depreciation and amortization.  Cost of revenues was $1.3 and $1.4 million for the three months ended March 31, 2010 and 2011, respectively, representing an increase of 12%.  This change was primarily due to increases in employee-related costs of $87,000 and in editorial freelance costs of $61,000 as we continued to expand our development of blog content, including in the areas of social media, social networks, social gaming and virtual goods.

We intend to make investments through internal development and, where appropriate opportunities arise, through acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $529,000 and $432,000 for the three months ended March 31, 2010 and 2011, respectively, representing a decrease of 18%.  This decrease was primarily due to a reduction in employee-related costs of $45,000 and in trade show advertising costs of $38,000.

General and administrative

General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.6 million and $1.4 million for the three months ended March 31, 2010 and 2011, respectively, representing a decrease of 17%.  This decrease was due primarily to a reduction in employee-related costs of $184,000 and in professional fees of $115,000.

Depreciation and amortization

Depreciation expense was $128,000 for the three months ended March 31, 2010 and $84,000 for the three months ended March 31, 2011, representing a decrease of 34%. This decrease was due to the write-off of certain fixed assets during the first quarter of 2011.

Amortization expense was $11,000 for the three months ended March 31, 2010 and $118,000 for the three months ended March 31, 2011, representing an increase of 973%.  This increase was primarily due to the finalization of the purchase price allocation of the SemTech Conference and SemanticUniverse blog.  This purchase occurred during the third quarter of 2010.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other income (loss), net

Other income of $8,000 during the three months ended March 31, 2010, relates primarily to rent received from Getty Images (US), Inc. for our Peoria, Illinois facility. Other loss of $4,000 during the three months ended March 31, 2011 relates primarily to translation loss on foreign currency and additional costs related to the sale of our building and land in Peoria, Illinois in December 2010.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2010 vs. 2011
	2010	2011	$		%
Interest income	$17	$35		$18	106%
Interest expense	(230)	(179)		51	22

Interest expense during the three months ended March 31, 2010 and 2011 relates primarily to costs associated with our loan from a related party. See Related Party Transactions section below for a description of the loan.

Provisions for income taxes

We recorded a provision for income taxes of $3,000 and $10,000 during the three months ended March 31, 2010 and 2011, respectively.

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

 The total amount of unrecognized tax benefits was $85,000 as of December 31, 2010 and March 31, 2011, all of which would affect the effective tax rate, if recognized, as of March 31, 2011.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2010 vs. 2011
	2010	2011	$	%
Operating cash flows	$(1,486)	$(1,183)	$303	20%
Investing cash flows	(103)	(676)	(573)	(556)
Financing cash flows	128	(11)	(139)	(109)

	As of		2010 vs. 2011
	December 31, 2010	March 31, 2011	$	%
Cash and cash equivalents	$12,970	$11,100	$(1,870)	(14% )
Working capital	10,565	8,824	(1,741)	(16)
Loan from related party	5,947	5,897	(50)	(1)

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities.

Operating activities. Cash used by operating activities decreased during the three months ended March 31, 2011 compared to the same period of 2010 due primarily to reduced losses from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated.  Net cash used in investing activities during the three months ended March 31, 2010, related primarily to the acquisition of certain assets.  Net cash used during the three months ended March 31, 2011, related primarily to the acquisition of businesses.

Financing activities. Cash provided by financing activities during the three months ended March 31, 2010 related primarily to stock option exercises. Cash used in financing activities during the three months ended March 31, 2011 related primarily to repayments to our related party.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near-term acquisitions with cash on hand.

Our existing cash balances might decline during the remainder of 2011 in the event of a downturn in the general economy or changes in our planned cash outlay. However, we believe the remaining cash flow together with our existing cash balances and our current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the next 12 months.

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

The original principal amount of the Meckler Loan equaled the amount required to pay off and terminate an interest rate swap agreement between us and KeyBank and related transactional expenses. On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made three principal payments on the Meckler Loan totally $250,000 during the year ended December 31, 2010 and one principal payment in the amount of $50,000 during the quarter ended March 31, 2011. So long as any amount remains outstanding under the Meckler Loan, we must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.5% at March 31, 2011.  Interest expense on the Note was $224,000 and $170,000 during the quarters ended March 31, 2010 and 2011, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2011 through December 31, 2013, we had repaid approximately $1.3 million of the Meckler Loan as of March 31, 2011.  There are future minimum payments due in the amount of $159,000 for the year ended December 31, 2014; $325,000 for the year ended December 31, 2015; and $5.4 million for the year ended December 31, 2016.  The outstanding principal balance as of March 31, 2011 was $5.9 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2010.

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

Disclosure controls and procedures are designed only to provide reasonable assurance that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms and (ii) information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

As a result of this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2011 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the year ended March 31, 2011 that have material affected, or are reasonably likely to affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Dated: May 13, 2011	WebMediaBrands Inc.

/s/ Alan M. Meckler Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)