Form 10-Q
period 2011-06-30
WEBMEDIABRANDS INC.
filed 2011-08-12
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 9, 2011 was 42,583,560.

WebMediaBrands Inc.

WebMediaBrands Inc.
Consolidated Condensed Balance Sheets
December 31, 2010 and June 30, 2011
(in thousands, except share and per share amounts)

	December 31, 2010	June 30, 2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,970	$2,535
Accounts receivable, net of allowances of $10 and $11, respectively	581	716
Prepaid expenses and other current assets	912	401
Total current assets	14,463	3,652

Property and equipment, net of accumulated depreciation of $1,556 and $1,268, respectively	728	595
Intangible assets, net	1,535	1,732
Goodwill	10,261	24,365
Investments and other assets	1,005	1,333
Total assets	$27,992	$31,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,210	$632
Accrued payroll and related expenses	424	485
Accrued expenses and other current liabilities	1,447	698
Deferred revenues	817	1,330
Total current liabilities	3,898	3,145

Loan from related party	5,947	5,897
Deferred revenues	19	23
Deferred income taxes	410	426
Other long-term liabilities	57	58
Total liabilities	10,331	9,549

Commitments and contingencies (see note 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 37,986,851 and 42,623,560 shares issued at December 31, 2010 and June 30, 2011, respectively	380	426
Additional paid-in capital	281,087	287,864
Accumulated deficit	(263,700)	(266,056)
Treasury stock, 65,000 shares at cost	(106)	(106)
Total stockholders’ equity	17,661	22,128
Total liabilities and stockholders’ equity	$27,992	$31,677

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Operations
For the Three Months and Six Months Ended June 30, 2010 and 2011
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$2,453	$3,800	$4,357	$6,046
Cost of revenues	1,400	2,123	2,698	3,571
Advertising, promotion and selling	495	633	1,024	1,065
General and administrative	1,371	1,366	3,013	2,721
Depreciation	118	81	246	165
Amortization	21	93	32	211
Contingent acquisition consideration	—	329	—	329
Total operating expenses	3,405	4,625	7,013	8,062
Operating loss from continuing operations	(952)	(825)	(2,656)	(2,016)
Other income (loss), net	31	1	39	(3)
Interest income	196	5	213	40
Interest expense	(203)	(178)	(433)	(357)
Loss from continuing operations before income taxes	(928)	(997)	(2,837)	(2,336)
Provision for income taxes	17	10	20	20
Loss from continuing operations	(945)	(1,007)	(2,857)	(2,356)
Loss on sale of discontinued operations	(23)	—	(29)	—
Net loss	$(968)	$(1,007)	$(2,886)	$(2,356)
Loss per share:
Basic
Loss from continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Diluted
Loss from continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Shares used in computing loss per share:
Basic	37,493	40,463	37,340	39,277
Diluted	37,493	40,463	37,340	39,277

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2011
(in thousands)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(2,886)	$(2,356)
Less: Loss on sale of discontinued operations	(29)	—
Loss from continuing operations	(2,857)	(2,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	376
Stock-based compensation	82	198
Provision for losses on accounts receivable	—	5
Amortization of debt issuance costs	45	15
Deferred income taxes	4	16
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable, net	(159)	(83)
Prepaid expenses and other assets	1,648	373
Accounts payable, accrued expenses and other liabilities	(608)	(1,813)
Deferred revenues	164	280
Discontinued operations	(29)	—
Net cash used in operating activities	(1,432)	(2,989)
Cash flows from investing activities:
Purchases of property and equipment	(27)	(30)
Acquisitions of businesses, assets and other	(135)	(7,495)
Net cash used in investing activities	(162)	(7,525)
Cash flows from financing activities:
Repayment of borrowings from related party	(150)	(50)
Proceeds from exercise of stock options	209	129
Net cash provided by financing activities	59	79
Effects of exchange rates on cash	(1)	—
Net decrease in cash and cash equivalents	(1,536)	(10,435)
Cash and cash equivalents, beginning of period	15,012	12,970
Cash and cash equivalents, end of period	$13,476	$2,535

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2011

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is an Internet media company that provides content, education and career services to media and creative professionals through a portfolio of vertical online properties, communities and trade shows.  The Company’s online business includes:

•
mediabistro.com, a blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, sports media news, advertising, public relations, publishing, design, mobile and the Semantic Web that includes the following:

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

•
InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, social gaming and mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	Inside Virtual Goods
Inside Facebook	Inside Social Games	The Facebook Marketing Bible
Inside Facebook Gold

•	AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals that includes the following:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StepInsideDesign
Creativebits	GraphicsDesignForum	StockLogos

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos and premium membership services.

The Company’s education business features online and in-person courses, panels, certificate programs and video subscription libraries for media and creative professionals.

The Company’s trade shows include, among others, the Semantic Tech and Business Conference (“SemTech”), Inside Social Apps, Socialize: Monetizing Social Media, Social Gaming Summit + Virtual Goods Summit, AF Expo and Publishing App Expo.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. The consolidated condensed statements of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries: Mediabistro Inc., a Delaware corporation; and Inside Network, Inc., a California corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". The amendments in ASU No. 2011-04 generally represent clarification of Topic No. 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASU No. 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU No. 2011-04 will have a material impact on its financial statements.

4. SEGMENT INFORMATION

WebMediaBrands presents segment information in accordance with Accounting Standards Codification Topic 280-10 "Segment Reporting". This pronouncement is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business.  The Company operates in one reportable segment. The Company’s segment is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. The Company’s results will also be impacted by the number and size of trade shows the Company holds in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

5. ACQUISITION

On May 11, 2011, WebMediaBrands entered into a stock purchase agreement with the stockholders of Inside Network, Inc. and Justin Smith as the Stockholder Representative, pursuant to which the Company purchased all of the outstanding shares of capital stock of Inside Network for an aggregate purchase price comprised of $7.5 million in cash plus an aggregate of 4,183,130 newly issued shares of the Company's common stock.

Of the 4,183,130 shares of the Company's common stock issued as part of the purchase price for Inside Network's capital stock, the Company issued an aggregate of 3,882,255 unregistered shares of the Company's common stock to Eric Eldon and Justin Smith. These shares are subject to registration rights that required the Company to file for registration of these shares with the Securities and Exchange Commission.  In connection with the indemnification obligations of Inside Network's stockholders under the stock purchase agreement, a portion of the purchase price paid by the Company is subject to an escrow agreement.

Of the 4,183,130 shares of the Company's common stock issued as part of the purchase price for Inside Network's capital stock, 300,875 shares are subject to restricted stock purchase agreements by and between the Company and each of five Inside Network stockholders who are also employees of Inside Network. The shares subject to the restricted stock purchase agreements were issued under the Company's 2008 Stock Incentive Plan and are subject to vesting. Each restricted stock purchase agreement includes customary representations, warranties and covenants and customary indemnification obligations.

The Company allocated the total purchase price to the assets and liabilities based on estimates of their respective fair values.  The following table summarizes the preliminary purchase price allocation of the acquisition of Inside Network (in thousands):

Cash and cash equivalents	$661
Accounts receivable	58
Prepaid expenses and other	3
Goodwill	14,138
Total assets acquired	14,860
Accounts payable	25
Accrued payroll and related expenses	271
Income taxes payable	142
Accrued expenses	247
Deferred revenue	237
Total liabilities assumed	922
Net assets acquired	$13,938

WebMediaBrands is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of Inside Network is subject to refinement. The goodwill associated with the acquisition of Inside Network is not deductible for tax purposes.

The acquisition of Inside Network strengthens WebMediaBrands’s position in covering the Facebook, social gaming and mobile applications ecosystems. The acquisition of Inside Network further diversifies the Company’s revenue sources since a significant percentage of Inside Network’s revenue is generated from market research and data services. WebMediaBrands believes that the acquisition of Inside Network will dramatically augment its editorial coverage of social media, its online education offerings and its online job board presence in the social media space. These factors lead to a significant portion of the purchase price of Inside Network being allocated to goodwill on a preliminary basis.

Unaudited pro forma information below presents results of operations as if the acquisition of Inside Network had occurred on the first day of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations for the combined companies had these events occurred at the beginning of the periods presented, nor is it indicative of future results (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues	$3,040	$4,023	$5,226	$7,042
Net loss	$(616)	$(916)	$(2,470)	$(1,847)
Basic and diluted earnings per share	$(0.01)	$(0.02)	$(0.06)	$(0.04)

6. ACCOUNTING FOR STOCK-BASED COMPENSATION

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Stock options for employees	$36	$82	$82	$166
Restricted stock for employees	—	32	—	32
Total employee stock based compensation	$36	$114	$82	$198

Stock-based compensation increased additional paid-in capital by $198,000 during the six months ended June 30, 2011.

The Company estimates the fair value of each stock option grant using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Six Months Ended June 30,
	2010	2011
Risk-free interest rate	0.88%	2.21%
Expected life (in years)	2.5	6.0
Dividend yield	0%	0%
Expected volatility	118%	93%

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

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2010 and 2011 was $0.63 and $1.26, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	5,173,911	$1.00
Granted	176,312	$1.62
Exercised	(453,579)	$0.28
Forfeited, expired or cancelled	(128,669)	$2.85
Outstanding at June 30, 2011	4,767,975	$1.05	4.49	$3,166
Vested and expected to vest at June 30, 2011	4,608,348	$1.05	4.36	$3,094
Exercisable at June 30, 2011	2,762,861	$1.19	2.47	$2,171

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $1.32 as of June 30, 2011.    During the three months ended June 30, 2010 and 2011, the total intrinsic value of stock options exercised was $200,000 and $422,000, respectively.  During the six months ended June 30, 2010 and 2011, the total intrinsic value of stock options exercised was $450,000 and $547,000, respectively.

 Restricted stock is valued at the closing price of the Company’s traded stock on the date of grant.  In connection with the acquisition of Inside Network, the Company issued 300,875 shares of restricted common stock on May 11, 2011 with a fair market value of $1.67.   These shares will vest over a period of four years with the 25% vesting after one year and the remainder vesting 1/36th each month for the following three years.

As of June 30, 2011, there was $1.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 19 months.

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Loss from continuing operations	$(945)	$(1,007)	$(2,857)	$(2,356)
Loss on sale of discontinued operations	(23)	—	(29)	—
Net loss	$(968)	$(1,007)	$(2,886)	$(2,356)

Basic weighted average number of common shares outstanding	37,493	40,463	37,340	39,277
Effect of dilutive stock options	—	—	—	—
Total basic weighted average number of common shares and dilutive stock options	37,493	40,463	37,340	39,277

Loss per share:
Basic
Loss from continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Diluted
Loss from continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.06)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.03)	$(0.02)	$(0.08)	$(0.06)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three and Six Months Ended June 30,
	2010	2011
Number of anti-dilutive stock options	4,586	4,768
Weighted average exercise price	$1.23	$1.05

8. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$238	$(36)	$202
Customer relationships	187	(62)	125
Content development costs	160	(77)	83
Copyrights and trademarks	39	(7)	32
Non-compete agreements	53	(27)	26
Total	$677	$(209)	$468

	June 30, 2011
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$374	$(140)	$234
Website development costs	296	(91)	205
Content development costs	165	(114)	51
Non-compete agreements	109	(61)	48
Copyrights and trademarks	39	(14)	25
Total	$983	$(420)	$563

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

Amortization expense related to intangible assets subject to amortization was $21,000 and $32,000 for the three and six months ended June 30, 2010, respectively and $93,000 and $211,000 for the three and six months ended June 30, 2011, respectively.  The Company expects estimated annual amortization expense for the next five years, including the remainder of 2011, to be as follows (in thousands):

Years Ending December 31:
2011	$179
2012	289
2013	91
2014	4
2015 & thereafter	—
$563

Unamortized Intangible Assets

 The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	December 31, 2010	June 30, 2011
Domain names	$1,067	$1,169

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$10,261
Goodwill acquired during the year	14,443
Purchase accounting adjustments	(339)
Balance as of June 30, 2011	$24,365

Goodwill acquired during the year primarily relates to the Company’s acquisition of Inside Network.  WebMediaBrands is in the process of obtaining a third party valuation of certain intangible assets, thus the allocation of the purchase price relating to acquisition of Inside Network is subject to refinement.

Purchase accounting adjustments primarily relate to adjustments made in finalizing the purchase price of the SemTech Conference and SemanticUniverse blog.  This purchase occurred during the third quarter of 2010.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2010	June 30, 2011
Accrued contingent acquisition consideration	$695	$—
Customer overpayments	274	231
Other	478	467
Total	$1,447	$698

10. DEBT

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

The original principal amount of the Meckler Loan equaled the amount that was required to pay off and terminate an interest rate swap agreement between the Company and KeyBank and related transactional expenses. On September 1, 2010, WebMediaBrands entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made three principal payments on the Meckler Loan totaling $250,000 during the year ended December 31, 2010 and one principal payment in the amount of $50,000 during the six months ended June 30, 2011. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.5% at June 30, 2011.  Interest expense on the Note was $192,000 and $416,000 during the three and six months ended June 30, 2010, respectively, and $170,000 and $340,000 during the three and six months ended June 30, 2011, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2011 through December 31, 2013, the Company had repaid approximately $1.3 million of the Meckler Loan as of June 30, 2011.  There are future minimum payments due in the amount of $159,000 for the year ended December 31, 2014; $325,000 for the year ended December 31, 2015; and $5.4 million for the year ended December 31, 2016.

11. CONTINGENT ACQUISITION CONSIDERATION

During the fourth quarter of 2009, the Company entered into two asset purchase agreements.  Both of the purchase agreements included a two year earn-out that could result in additional cash consideration payable by the Company.  WebMediaBrands recorded a liability of $1.6 million as of December 31, 2009 for the estimated consideration to be paid.  During the three months ended June 30, 2011, the Company made its final earn-out payments related to these acquisitions.  The total additional cash consideration the Company paid during the two year earn-out period was $1.9 million and resulted in $329,000 being recorded as contingent acquisition consideration during the three months ended June 30, 2011.

12. INCOME TAXES

The Company recorded a provision for income taxes of $17,000 and $20,000 during the three and six months ended June 30, 2010 and $10,000 and $20,000 during the three and six months ended June 30, 2011, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of December 31, 2010 and June 30, 2011, all of which would affect the effective tax rate, if recognized, as of June 30, 2011.

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

Overview

WebMediaBrands is a leading Internet media company that provides content, education and career services to media and creative professionals through a portfolio of vertical online properties, communities and trade shows. Our online business includes:

•
mediabistro.com, a leading blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, sports media news, advertising, public relations, publishing, design, mobile and the Semantic Web that includes the following:

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

•
InsideNetwork.com, a leading network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, social gaming and mobile applications ecosystems that includes:

AppData	Inside Mobile Apps	Inside Virtual Goods
Inside Facebook	Inside Social Games	The Facebook Marketing Bible
Inside Facebook Gold

•	AllCreativeWorld.com, a leading network of online properties providing content, education, community, career and other resources for creative and design professionals that includes the following:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StepInsideDesign
Creativebits	GraphicsDesignForum	StockLogos

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos and premium membership services.

Our education business features online and in-person courses, panels, certificate programs and video subscription libraries for media and creative professionals.

Our trade shows include, among others, the Semantic Tech and Business Conference (“SemTech”), Inside Social Apps, Socialize: Monetizing Social Media, Social Gaming Summit + Virtual Goods Summit, AF Expo and Publishing App Expo.

Our businesses cross-leverage and cross-promote our content, product and service offerings.  For example, users of our Websites read our content, search for jobs on our job boards, attend our trade shows, subscribe to and purchase products and services and take courses.

 We generate our revenues from:

•	fees charged for online job postings;

•	attendee registration fees for our online and in-person courses;

•	advertising on our Websites and e-mail newsletters;

•	attendee registration fees to our trade shows;

•	exhibition space fees and vendor sponsorships to our trade shows;

•	subscription sales for our paid membership services; and

•	social media related research and data analysis products.

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

Recent Acquisition

On May 11, 2011, we acquired all of the shares of Inside Network, Inc. (“Inside Network”) for $7.5 million in cash plus an aggregate of 4,183,130 newly issued shares of our common stock to the stockholders of Inside Network.

Results of Operations

Revenues

Revenues were $2.5 million for the three months ended June 30, 2010 and $3.8 million for the three months ended June 30, 2011, representing an increase of 55%.  Revenues were $4.4 million for the six months ended June 30, 2010 and $6.0 million for the six months ended June 30, 2011, representing an increase of 39%.  These changes were primarily due to an increase in trade show revenues and online job postings. We ran five trade shows during the three months ended June 30, 2011 and six trade shows during the six months ended June 30, 2011 compared to four trade shows during the three months ended June 30, 2010 and six trade shows during the six months ended June 30, 2010.   In addition, we ran our SemTech Conference for the first time during the second quarter of 2011.  The acquisition of Inside Network contributed $319,000 to our revenues during the three and six months ended June 30, 2011, representing the results of Inside Network from May 12 through June 30.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended June 30,		2010 vs. 2011		Six Months Ended June 30,		2010 vs. 2011
	2010	2011	$	%	2010	2011	$	%

Online job postings	$911	$1,119	$208	23%	$1,703	$2,268	$565	33%
Education	451	536	85	19	914	996	82	9
Advertising	422	602	180	43	753	958	205	27
Trade shows	452	1,095	643	142	566	1,129	563	99
Other	217	448	231	106	421	695	274	65
Total	$2,453	$3,800	$1,347	55%	$4,357	$6,046	$1,689	39%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $1.4 million for the three months ended June 30, 2010 and $2.1 million for the three months ended June 30, 2011, representing an increase of 52%.  This change was primarily due to increases in trade show costs of $387,000 mainly due to the SemTech Conference that we ran during the second quarter of 2011, as well as increases in employee-related costs of $108,000 and in editorial freelance costs of $89,000 as we continued to expand our development of blog content, including in the areas of social media, social networks, social gaming and virtual goods.  In addition, the acquisition of Inside Network added $133,000 to cost of revenues during the second quarter of 2011, including $30,000 in stock-based compensation.

Cost of revenues was $2.7 million for the six months ended June 30, 2010 and $3.6 million for the six months ended June 30, 2011, representing an increase of 32%.  This change was primarily due to increases in trade show costs of $368,000 mainly due to the SemTech Conference that we ran during the second quarter of 2011, as well as increases in employee-related costs of $195,000 and in editorial freelance costs of $172,000 along with the impact of the Inside Network acquisition.

We intend to make investments through internal development and, where appropriate opportunities arise, through acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $495,000 for the three months ended June 30, 2010 and $633,000 for the three months ended June 30, 2011, representing an increase of 28%.  This was primarily due to an increase in trade show advertising costs of $52,000 and an increase in employee-related costs of $34,000.

Advertising, promotion and selling expenses were $1.0 million for the six months ended June 30, 2010 and $1.1 million for the six months ended June 30, 2011, representing an increase of 4%.

General and administrative

General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.4 million for both the three months ended June 30, 2010 and the three months ended June 30, 2011.  We incurred one-time acquisition related costs of $147,000 in conjunction with the acquisition of Inside Network, which was primarily offset by a reduction in employee-related costs of $93,000,

General and administrative expenses were $3.0 million for the six months ended June 30, 2010 and $2.7 million for the six months ended June 30, 2011, representing a decrease of 10%.  This change was due to a decrease in employee-related costs of $277,000, which was partially offset by one-time acquisition related costs of $177,000 that was primarily made in connection with the acquisition of Inside Network.

Depreciation and amortization

Depreciation expense was $118,000 for the three months ended June 30, 2010 and $81,000 for the three months ended June 30, 2011, representing a decrease of 31%.  Depreciation expense was $246,000 for the six months ended June 30, 2010 and $165,000 for the six months ended June 30, 2011, representing a decrease of 33%.  These decreases are due primarily to the write-off of fixed assets during the first and second quarter of 2011.

Amortization expense was $21,000 for the three months ended June 30, 2010 and $93,000 for the three months ended June 30, 2011, representing an increase of 343%.  Amortization expense was $32,000 for the six months ended June 30, 2010 and $211,000 for the six months ended June 30, 2011, representing an increase of 559%.  These increases are due primarily to the finalization of the purchase price allocation of the SemTech conference and SemanticUniverse blog.  This purchase occurred during the third quarter of 2010.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Contingent acquisition consideration

During the fourth quarter of 2009, we entered into two asset purchase agreements.  Both of the purchase agreements included a two year earn-out that could result in additional cash consideration.  We recorded a liability of $1.6 million as of December 31, 2009 for the estimated consideration to be paid.  During the three months ended June 30, 2011, we made our final earn-out payment related to these acquisitions.  The total additional cash consideration we paid during the two year earn-out period was $1.9 million and resulted in $329,000 being recorded as contingent acquisition consideration during the three months ended June 30, 2011.

Other income (loss), net

Other income of $31,000 and $39,000 during the three and six months ended June 30, 2010, respectively, relates primarily to the gain on the sale of an investment in a portfolio company of one of our former venture funds that was previously impaired. Other income was $1,000 for the three months ended June 30, 2011 and other loss was $3,000 for the six months ended June 30, 2011.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2010 vs. 2011		Six Months Ended June 30,		2010 vs. 2011
	2010	2011	$	%	2010	2011	$	%
Interest income	$196	$5	$(191)	(97)%	$213	$40	$(173)	(81)%
Interest expense	(203)	(178)	25	12%	(433)	(357)	76	18%

Interest expense during the three and six months ended June 30, 2010 and June 30, 2011 relates primarily to costs associated with our loan from a related party. See Related Party Transactions section below for a description of the loan.

Provision for income taxes

We recorded a provision for income taxes of $17,000 and $20,000 during the three months and six ended June 30, 2010, respectively and $10,000 and $20,000 during the three months and six ended June 30, 2011, respectively.

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

 The total amount of unrecognized tax benefits was $85,000 as of December 31, 2010 and June 30, 2011, all of which would affect the effective tax rate, if recognized, as of June 30, 2011.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2010 vs. 2011
	2010	2011	$	%
Operating cash flows	$(1,432)	$(2,989)	$(1,557)	(109)%
Investing cash flows	(162)	(7,525)	(7,363)	(4,545)
Financing cash flows	59	79	20	34

	As of		2010 vs. 2011
	December 31, 2010	June 30, 2011	$	%
Cash and cash equivalents	$12,970	$2,535	$(10,435)	(80)%
Working capital	10,565	507	(10,058)	(95)
Loan from related party	5,947	5,897	(50)	—

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities.

Operating activities. Cash used by operating activities decreased during the six months ended June 30, 2011 compared to the same period of 2010 due primarily to reduced losses from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated.  Net cash used in investing activities during the six months ended June 30, 2010, related primarily to the acquisition of a Website and domain names.  Net cash used during the six months ended June 30, 2011, related primarily to the acquisition of Inside Network.

Financing activities. Cash provided by financing activities during the six months ended June 30, 2010 and 2011 related primarily to stock option exercises offset by a repayment of borrowings from a related party.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire content that is complementary to our business. We expect to finance any near-term acquisitions with cash on hand.

Our cash balance declined significantly during the first six months of 2011 primarily because we paid $7.5 million in cash to acquire Inside Network.  Our cash might decline further during the remainder of 2011 for a number of reasons, including a downturn in the general economy or changes in our planned cash outlay.  We believe the remaining cash flow together with our existing cash balances and our current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the next 12 months, but we might have to raise money or curtail planned expenses if circumstances change, which could dilute our stockholders and/or harm our business.

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

The original principal amount of the Meckler Loan equaled the amount required to pay off and terminate an interest rate swap agreement between us and KeyBank and related transactional expenses. On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made three principal payments on the Meckler Loan totaling $250,000 during the year ended December 31, 2010 and one principal payment in the amount of $50,000 during the six months ended June 30, 2011. So long as any amount remains outstanding under the Meckler Loan, we must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.5% at June 30, 2011. Interest expense on the Note was $192,000 and $416,000 during the three and six months ended June 30, 2010, respectively, and $170,000 and $340,000 during the three and six months ended June 30, 2011, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2011 through December 31, 2013, we had repaid approximately $1.3 million of the Meckler Loan as of June 30, 2011.  There are future minimum payments due in the amount of $159,000 for the year ended December 31, 2014; $325,000 for the year ended December 31, 2015; and $5.4 million for the year ended December 31, 2016.  The outstanding principal balance as of June 30, 2011 was $5.9 million.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have material affected, or are reasonably likely to affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2011	WebMediaBrands Inc.

/s/ Alan M. Meckler
Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)