Form 10-Q
period 2011-09-30
WEBMEDIABRANDS INC.
filed 2011-11-04
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 1, 2011 was 41,808,560.

WebMediaBrands Inc.

WebMediaBrands Inc.
Consolidated Condensed Balance Sheets
September 30, 2011 and December 31, 2010
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,880	$12,970
Accounts receivable, net of allowances of $11 and $10, respectively	677	581
Prepaid expenses and other current assets	543	912
Total current assets	3,100	14,463

Property and equipment, net of accumulated depreciation of $1,332 and $1,556, respectively	536	728
Intangible assets, net	2,728	1,535
Goodwill	23,670	10,261
Investments and other assets	1,126	1,005
Total assets	$31,160	$27,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$570	$1,210
Accrued payroll and related expenses	337	424
Accrued expenses and other current liabilities	658	1,447
Deferred revenues	1,359	817
Total current liabilities	2,924	3,898

Loan from related party	5,897	5,947
Deferred revenues	24	19
Deferred income taxes	432	410
Other long-term liabilities	59	57
Total liabilities	9,336	10,331

Commitments and contingencies (see note 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 42,652,560 and 37,986,851 shares issued and 42,587,560 and 37,921,851 shares outstanding at September 30, 2011 and December 31, 2010, respectively	427	380
Additional paid-in capital	288,049	281,087
Accumulated deficit	(266,546)	(263,700)
Treasury stock, 65,000 shares at cost	(106)	(106)
Total stockholders’ equity	21,824	17,661
Total liabilities and stockholders’ equity	$31,160	$27,992

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Operations
For the Three Months and Nine Months Ended September 30, 2011 and 2010
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$3,008	$1,943	$9,054	$6,300
Cost of revenues	1,686	1,307	5,257	4,005
Advertising, promotion and selling	472	399	1,537	1,423
General and administrative	1,359	1,277	4,080	4,290
Depreciation	77	104	242	350
Amortization	160	102	371	134
Impairment	—	319	—	319
Contingent acquisition consideration	—	—	329	—
Total operating expenses	3,754	3,508	11,816	10,521
Operating loss from continuing operations	(746)	(1,565)	(2,762)	(4,221)
Other income (loss), net	(4)	25	(7)	64
Interest income	1	14	41	227
Interest expense	(178)	(194)	(535)	(627)
Loss from continuing operations before income taxes	(927)	(1,720)	(3,263)	(4,557)
Provision (benefit) for income taxes	(437)	—	(417)	20
Loss from continuing operations	(490)	(1,720)	(2,846)	(4,577)
Gain (loss) on sale of discontinued operations	—	7	—	(22)
Net loss	$(490)	$(1,713)	$(2,846)	$(4,599)
Loss per share:
Basic
Loss from continuing operations	$(0.01)	$(0.05)	$(0.07)	$(0.12)
Gain (loss) from discontinued operations	—	—	—	—
Net loss	$(0.01)	$(0.05)	$(0.07)	$(0.12)

Diluted
Loss from continuing operations	$(0.01)	$(0.05)	$(0.07)	$(0.12)
Gain (loss) from discontinued operations	—	—	—	—
Net loss	$(0.01)	$(0.05)	$(0.07)	$(0.12)

Shares used in computing loss per share:
Basic	42,580	37,650	40,357	37,444
Diluted	42,580	37,650	40,357	37,444

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,846)	$(4,599)
Less: Loss on sale of discontinued operations	—	(22)
Loss from continuing operations	(2,846)	(4,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	—	319
Depreciation and amortization	613	484
Stock-based compensation	372	118
Other, net	(3)	10
Amortization of debt issuance costs	22	53
Deferred income taxes	(422)	3
Provision for losses on accounts receivable	15	—
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable, net	(53)	34
Prepaid expenses and other assets	434	11
Income taxes receivable	—	1,936
Accounts payable, accrued expenses and other liabilities	(566)	(1,130)
Deferred revenues	309	336
Discontinued operations	—	(22)
Net cash used in operating activities	(2,125)	(2,425)
Cash flows from investing activities:
Purchases of property and equipment	(39)	(66)
Acquisitions of businesses, assets and other	(9,020)	(1,200)
Net cash used in investing activities	(9,059)	(1,266)
Cash flows from financing activities:
Debt issuance costs	—	(9)
Repayment of borrowings from related party	(50)	(200)
Proceeds from exercise of stock options	144	213
Net cash provided by financing activities	94	4
Effects of exchange rates on cash	—	(15)
Net decrease in cash and cash equivalents	(11,090)	(3,702)
Cash and cash equivalents, beginning of period	12,970	15,012
Cash and cash equivalents, end of period	$1,880	$11,310

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
September 30, 2011

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is an Internet media company that provides content, education and career services to media and creative professionals through a portfolio of vertical online properties, communities and trade shows.  The Company’s online business includes:

•
mediabistro.com, a blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, advertising, public relations, publishing, design, mobile and the Semantic Web that includes the following:

10,000Words	AllTwitter	FishbowlLA	MediaJobsDaily	SocialTimes	UnBeige
AgencySpy	eBookNewser	FishbowlNY	PRNewser	TVNewser
AllFacebook	FishbowlDC	GalleyCat	SemanticWeb.com	TVSpy

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The consolidated condensed statements of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries: Mediabistro Inc., a Delaware corporation, and Inside Network, Inc., a California corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". The amendments in ASU No. 2011-04 generally represent clarification of Topic No. 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASU No. 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU No. 2011-04 will have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08: “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.”   The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company has elected early adoption of ASU No. 2011-08 and does not expect that it will have a material impact on its financial statements.

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

5. ACQUISITION

On May 11, 2011, WebMediaBrands entered into a stock purchase agreement with the stockholders of Inside Network, Inc. ("Inside Network") and Justin Smith as the Stockholder Representative, pursuant to which the Company purchased all of the outstanding shares of capital stock of Inside Network for an aggregate purchase price comprised of $7.5 million in cash plus an aggregate of 4,183,130 newly issued shares of the Company's common stock.

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

The Company allocated the total purchase price to the assets and liabilities based on their respective fair values.  The following table summarizes the final purchase price allocation of the acquisition of Inside Network (in thousands):

Cash and cash equivalents	$661
Accounts receivable	58
Prepaid expenses and other	3
Copyrights and trademarks	480
Database development costs	230
Customer relationships	430
Goodwill	13,442
Total assets acquired	15,304
Accounts payable	25
Accrued payroll and related expenses	271
Income taxes payable	142
Accrued expenses	247
Deferred revenue	237
Deferred taxes	444
Total liabilities assumed	1,366
Net assets acquired	$13,938

Intangible assets and goodwill include the final allocation of the purchase price relating to the acquisition of Inside Network.  The intangible assets subject to amortization are being amortized on a straight line basis over periods ranging from five to seven years.  The goodwill associated with the acquisition of Inside Network is not deductible for tax purposes.

The acquisition of Inside Network strengthens WebMediaBrands’s position in covering the Facebook, social gaming and mobile applications ecosystems. The acquisition of Inside Network further diversifies the Company’s revenue sources since a significant percentage of Inside Network’s revenue is generated from market research and data services. WebMediaBrands believes that the acquisition of Inside Network will dramatically augment its editorial coverage of social media, its online education offerings and its online job board presence in the social media space. These factors led the Company to allocate a significant portion of the purchase price of Inside Network to goodwill.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$3,008	$2,523	$10,050	$7,749
Net loss	$(927)	$(1,547)	$(2,774)	$(4,019)
Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.07)	$(0.10)

6. ACCOUNTING FOR STOCK-BASED COMPENSATION

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options for employees	$117	$41	$283	$118
Restricted stock for employees	57	—	89	—
Total employee stock based compensation	$174	$41	$372	$118

Stock-based compensation increased additional paid-in capital by $372,000 during the nine months ended September 30, 2011.

The Company estimates the fair value of each stock option grant using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	1.35%	1.02%
Expected life (in years)	6.0	3.7
Dividend yield	0%	0%
Expected volatility	94%	109%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  WebMediaBrands had previously issued stock options with a five-year life.  The Company calculated the expected life for these stock options using historical data.   However, during the third quarter of 2010, the Company began issuing stock options with a ten-year life and, as a result, calculated the expected life using the simplified method.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was $0.80 and $0.55, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	5,173,911	$1.00
Granted	907,262	$1.06
Exercised	(482,579)	$0.30
Forfeited, expired or cancelled	(186,051)	$2.22
Outstanding at September 30, 2011	5,412,543	$1.03	5.02	$529
Vested and expected to vest at September 30, 2011	5,138,753	$1.04	4.80	$529
Exercisable at September 30, 2011	3,073,932	$1.15	3.03	$529

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.60 as of September 30, 2011. During the three months ended September 30, 2011 and 2010, the total intrinsic value of stock options exercised was $19,000 and $4,000, respectively.  During the nine months ended September 30, 2011 and 2010, the total intrinsic value of stock options exercised was $566,000 and $454,000, respectively.

 Restricted stock is valued at the closing price of the Company’s stock on the date of grant.  In connection with the acquisition of Inside Network, the Company issued 300,875 shares of restricted common stock on May 11, 2011 with a fair market value of $1.67.  During the three and nine months ended September 30, 2011, 31,542 shares vested, and 269,333 shares remain unvested.  These remaining unvested shares will vest over the next three and a half years.

As of September 30, 2011, there was $1.7 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 20 months.

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss from continuing operations	$(490)	$(1,720)	$(2,846)	$(4,577)
Gain (loss) on sale of discontinued operations	—	7	—	(22)
Net loss	$(490)	$(1,713)	$(2,846)	$(4,599)

Basic weighted average number of common shares outstanding	42,580	37,650	40,357	37,444
Effect of dilutive stock options	—	—	—	—
Total basic weighted average number of common shares and dilutive stock options	42,580	37,650	40,357	37,444

Loss per share:
Basic
Loss from continuing operations	$(0.01)	$(0.05)	$(0.07)	$(0.12)
Gain (loss) from discontinued operations	—	—	—	—
Net loss	$(0.01)	$(0.05)	$(0.07)	$(0.12)
Diluted
Loss from continuing operations	$(0.01)	$(0.05)	$(0.07)	$(0.12)
Gain (loss) from discontinued operations	—	—	—	—
Net loss	$(0.01)	$(0.05)	$(0.07)	$(0.12)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Nine Months Ended September 30,
	2011	2010
Number of anti-dilutive stock options	5,413	5,706
Weighted average exercise price	$1.03	$1.14

8. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	September 30, 2011
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(192)	$612
Copyrights and trademarks	529	(50)	479
Website and database development costs	532	(134)	398
Content development costs	165	(129)	36
Non-compete agreements	109	(74)	35
Total	$2,139	$(579)	$1,560

	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Website and database development costs	$238	$(36)	$202
Customer relationships	187	(62)	125
Content development costs	160	(77)	83
Copyrights and trademarks	39	(7)	32
Non-compete agreements	53	(27)	26
Total	$677	$(209)	$468

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website and database development costs, copyrights and trademarks and customer relationships over three to seven years and content development costs over a two-year period.  The Company amortizes non-compete agreements over the period of the agreements, typically from one to three years.

Amortization expense related to intangible assets subject to amortization was $160,000 and $371,000 for the three and nine months ended September 30, 2011, respectively, and $102,000 and $134,000 for the three and nine months ended September 30, 2010, respectively. The Company expects estimated annual amortization expense for the next five years, including the remainder of 2011, to be as follows (in thousands):

Years Ending December 31:
2011	$140
2012	498
2013	300
2014	211
2015	203
Thereafter	208
$1,560

Unamortized Intangible Assets

 The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	September 30, 2011	December 31, 2010
Domain names	$1,168	$1,067

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

Balance as of December 31, 2010	$10,261
Goodwill acquired during the year	13,748
Purchase accounting adjustments	(339)
Balance as of September 30, 2011	$23,670

Goodwill acquired during the year primarily relates to the Company’s acquisition of Inside Network.

Purchase accounting adjustments primarily relate to adjustments made in finalizing the purchase price of the SemTech Conference and SemanticUniverse blog.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued contingent acquisition consideration	$—	$695
Customer overpayments	231	274
Other	427	478
Total	$658	$1,447

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

The original principal amount of the Meckler Loan equaled the amount that was required to pay off and terminate an interest rate swap agreement between the Company and KeyBank and related transactional expenses. On September 1, 2010, WebMediaBrands entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through September 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made three principal payments on the Meckler Loan totaling $250,000 during the year ended December 31, 2010 and one principal payment in the amount of $50,000 during the nine months ended September 30, 2011. So long as any amount remains outstanding under the Meckler Loan, the Company must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.5% at September 30, 2011.  Interest expense on the Note was $171,000 and $510,000 during the three and nine months ended September 30, 2011, respectively, and $194,000 and $610,000 during the three and nine months ended September 30, 2010, respectively.

In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2011 through December 31, 2013, the Company had repaid approximately $1.3 million of the Meckler Loan as of September 30, 2011.  There are future minimum payments due in the amount of $159,000 for the year ended December 31, 2014; $325,000 for the year ended December 31, 2015; and $5.4 million for the year ended December 31, 2016.

11. CONTINGENT ACQUISITION CONSIDERATION

During the fourth quarter of 2009, the Company entered into two asset purchase agreements.  Both of the purchase agreements included a two year earn-out that could result in additional cash consideration payable by the Company.  WebMediaBrands recorded a liability of $1.6 million as of December 31, 2009 for the estimated consideration to be paid.  During the nine months ended September 30, 2011, the Company made its final earn-out payments related to these acquisitions.  The total additional cash consideration the Company paid during the two year earn-out period was $1.9 million and resulted in $329,000 being recorded as contingent acquisition consideration during the nine months ended September 30, 2011.

 12. INCOME TAXES

The Company recorded an income tax benefit of $437,000 and $417,000 during the three and nine months ended September 30, 2011, respectively, which was primarily due to the release of valuation allowance against the Company’s deferred income tax assets as a result of additional deferred tax liabilities that were recorded as part of the acquisition of Inside Network.  The Company recorded an income tax provision of $0 and $20,000 during the three and nine months ended September 30, 2010, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of September 30, 2011 and December 31, 2010, all of which would affect the effective tax rate, if recognized, as of September 30, 2011.

13. COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of WebMediaBrands.

14. SUBSEQUENT EVENT

On September 30, 2011, the Board of Directors of the Company approved and adopted a stock repurchase program whereby it may purchase shares of its common stock  from time to time in the open market or through privately negotiated transactions. The repurchase program is expected to continue indefinitely and the amount of purchases will depend on cash available and other investment and business opportunities.  In October 2011, the Company repurchased 780,000 shares for a total of $390,500, including commission costs.  The Company is holding these shares as treasury shares.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which WebMediaBrands competes; the unpredictability of WebMediaBrands’s future revenues, expenses, profitability, cash flows and stock price; WebMediaBrands’s ability to integrate acquired businesses, products and personnel into its existing businesses; WebMediaBrands’s dependence on a limited number of advertisers; and WebMediaBrands’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to WebMediaBrands’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

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

10,000Words	AllTwitter	FishbowlLA	MediaJobsDaily	SocialTimes	UnBeige
AgencySpy	eBookNewser	FishbowlNY	PRNewser	TVNewser
AllFacebook	FishbowlDC	GalleyCat	SemanticWeb.com	TVSpy

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

We generate our revenues primarily from:

•	fees charged for online job postings;

•	advertising on our Websites and e-mail newsletters;

•	attendee registration fees for our online and in-person education courses;

•	attendee registration fees to our trade shows;

•	exhibition space fees and vendor sponsorships to our trade shows;

•	social media related research and data analysis products; and

•	subscription sales for our paid membership services.

Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and type of education courses offered and by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

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

Results of Operations

Revenues

Revenues were $3.0 million for the three months ended September 30, 2011 and $1.9 million for the three months ended September 30, 2010, representing an increase of 55%.  This increase was primarily due to an increase in advertising revenues and the acquisition of Inside Network. The increase in advertising revenue was the result of growth in both page views and the number of unique visitors to our Websites, specifically on AllFacebook.com and SocialTimes.com.  The acquisition of Inside Network contributed $556,000 to our revenues during the three months ended September 30, 2011, primarily from research and advertising.

Revenues were $9.1 million for the nine months ended September 30, 2011 and $6.3 million for the nine months ended September 30, 2010, representing an increase of 44%.  This increase was primarily due to increases in online job postings, trade show revenues and advertising revenue. We ran nine trade shows during both the nine months ended September 30, 2011 and 2010.  In addition, we ran our SemTech Conference for the first time during the second quarter of 2011.  The acquisition of Inside Network contributed $875,000 to our revenues during the nine months ended September 30, 2011, primarily from research and advertising.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%

Online job postings	$1,066	$997	$69	7%	$3,334	$2,700	$634	23%
Advertising	704	253	451	178	1,662	1,006	656	65
Education	447	387	60	16	1,443	1,301	142	11
Trade shows	159	92	67	73	1,288	658	630	96
Research	371	—	371	100	565	—	565	100
Other	261	214	47	22	762	635	127	20
Total	$3,008	$1,943	$1,065	55%	$9,054	$6,300	$2,754	44%

Research revenue relates to Inside Network’s original market research and data services, including AppData, Inside Virtual Goods and the Facebook Marketing Bible.

   Cost of revenues

Cost of revenues primarily consists of payroll and benefit costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $1.7 million for the three months ended September 30, 2011 and $1.3 million for the three months ended September 30, 2010, representing an increase of 29%.  This change was primarily due to the acquisition of Inside Network, which added $245,000 to cost of revenues during the third quarter of 2011, including $53,000 in stock-based compensation. The remaining increase was primarily due to increases in trade show costs, employee-related costs and editorial freelance costs as we continued to expand our development of blog content, including in the areas of social media, social networks, social gaming and virtual goods.

Cost of revenues was $5.3 million for the nine months ended September 30, 2011 and $4.0 million for the nine months ended September 30, 2010, representing an increase of 31%.  This change was primarily due to increases in trade show costs of $418,000 mainly due to the SemTech Conference that we ran during the second quarter of 2011, as well as increases in employee-related costs of $235,000 and in editorial freelance costs of $194,000. In addition, the acquisition of Inside Network added $382,000 to cost of revenues during the nine months ended September 30, 2011, including $82,000 in stock-based compensation.

We intend to make investments through internal development and, where appropriate opportunities arise, through acquisitions to continue to expand our offerings. We might need to increase our spending in order to create additional content or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefit costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $472,000 for the three months ended September 30, 2011 and $399,000 for the three months ended September 30, 2010, representing an increase of 18%.  This was primarily due to an increase in employee-related costs of $25,000, an increase in stock-based compensation of $20,000 and an increase in trade show advertising costs of $10,000.

Advertising, promotion and selling expenses were $1.5 million for the nine months ended September 30, 2011 and $1.4 million for the nine months ended September 30, 2010, representing an increase of 8%.  This was primarily due to an increase in trade show advertising costs of $43,000 and an increase in stock-based compensation of $33,000.

General and administrative

General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.4 million for the three months ended September 30, 2011 and $1.3 million for the three months ended September 30, 2010, representing an increase of 6%.  This was primarily due to professional fees of $79,000 that were incurred in conjunction with the filing of our Form S-3 in August 2011.

 General and administrative expenses were $4.1 million for the nine months ended September 30, 2011 and $4.3 million for the nine months ended September 30, 2010, representing a decrease of 5%.  This change was due to a decrease in employee-related costs of $210,000 and in professional fees of $224,000, which was partially offset by one-time acquisition related costs of $285,000 that were primarily due to the acquisition of Inside Network.

Depreciation and amortization

Depreciation expense was $77,000 for the three months ended September 30, 2011 and $104,000 for the three months ended September 30, 2010, representing a decrease of 26%.  Depreciation expense was $242,000 for the nine months ended September 30, 2011 and $350,000 for the nine months ended September 30, 2010, representing a decrease of 31%.  These decreases are due primarily to the write-off of fixed assets during the nine months ended September 30, 2011.

Amortization expense was $160,000 for the three months ended September 30, 2011 and $102,000 for the three months ended September 30, 2010, representing an increase of 57%.  Amortization expense was $371,000 for the nine months ended September 30, 2011 and $134,000 for the nine months ended September 30, 2010, representing an increase of 177%.  These increases are due primarily to the finalization of the purchase price allocation of the SemTech conference and SemanticUniverse blog and the acquisition of Inside Network.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Contingent acquisition consideration

During the fourth quarter of 2009, we entered into two asset purchase agreements.  Both of the purchase agreements included a two year earn-out that could require us to pay additional cash consideration.  We recorded a liability of $1.6 million as of December 31, 2009 for the estimated consideration to be paid.  During the nine months ended September 30, 2011, we made our final earn-out payment related to these acquisitions.  The total additional cash consideration we paid during the two year earn-out period was $1.9 million and resulted in $329,000 being recorded as contingent acquisition consideration during the nine months ended September 30, 2011.

Other income (loss), net

Other loss was $4,000 and $7,000 for the three and nine months ended September 30, 2011, respectively.  Other income of $25,000 during the three months ended September 30, 2010 relates primarily to net foreign currency transaction gains.  Other income of $64,000 during the nine months ended September 30, 2010 relates primarily to the gain on the sale of an investment in a portfolio company of one of our former venture funds that was previously impaired along with net foreign currency transaction gains.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2011 vs. 2010		Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%	2011	2010	$	%
Interest income	$1	$14	$(13)	(93)%	$41	$227	$(186)	(82)%
Interest expense	(178)	(194)	16	8	(535)	(627)	92	15

Interest expense during the three and nine months ended September 30, 2011 and 2010 relates primarily to costs associated with our loan from a related party. See Related Party Transactions section below for a description of the loan.

Provision (benefit) for income taxes

We recorded an income tax benefit of $437,000 and $417,000 during the three and nine months ended September 30, 2011, respectively, which was primarily due to the release of valuation allowance against our deferred income tax assets as a result of additional deferred tax liabilities that were recorded as part of the acquisition of Inside Network.  We recorded an income tax provision of $0 and $20,000 during the three and nine months ended September 30, 2010, respectively.

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

 The total amount of unrecognized tax benefits was $85,000 as of December 31, 2010 and September 30, 2011, all of which would affect the effective tax rate, if recognized, as of September 30, 2011.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2011 vs. 2010
	2011	2010	$	%
Operating cash flows	$(2,125)	$(2,425)	$300	12%
Investing cash flows	(9,059)	(1,266)	(7,793)	(616)
Financing cash flows	94	4	90	2,250

	As of		2011 vs. 2010
	September 30, 2011	December 31, 2010	$	%
Cash and cash equivalents	$1,880	$12,970	$(11,090)	(86)%
Working capital	176	10,565	(10,389)	(98)
Loan from related party	5,897	5,947	(50)	(1)

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities.

Operating activities. Cash used by operating activities decreased during the nine months ended September 30, 2011 compared to the same period of 2010 due primarily to reduced losses from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated.  Net cash used during the nine months ended September 30, 2011, related primarily to the acquisition of Inside Network.  Net cash used in investing activities during the nine months ended September 30, 2010, related primarily to the acquisition of the SemTech conference and SemanticUniverse blog in the third quarter of 2010.

Financing activities. Cash provided by financing activities during the nine months ended September 30, 2011 and 2010 related primarily to stock option exercises offset by a repayment of borrowings from a related party.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire content that is complementary to our business. We expect to finance any near-term acquisitions with cash on hand.

Our cash balance declined significantly during the first nine months of 2011 primarily because we paid $7.5 million in cash to acquire Inside Network.  Our cash might decline further during the remainder of 2011 for a number of reasons, including a downturn in the general economy or changes in our planned cash outlay.  We believe the remaining cash flow together with our existing cash balances and our current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the next 12 months, but we might have to raise money or curtail planned expenses if circumstances change, which could dilute our stockholders and/or harm our business.

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

The original principal amount of the Meckler Loan equaled the amount required to pay off and terminate an interest rate swap agreement between us and KeyBank and related transactional expenses. On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The note modification reduced the interest rate of the Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through September 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years. The Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made three principal payments on the Meckler Loan totaling $250,000 during the year ended December 31, 2010 and one principal payment in the amount of $50,000 during the nine months ended September 30, 2011. So long as any amount remains outstanding under the Meckler Loan, we must pay Mr. Meckler a monthly accommodation fee of $40,000 in order to adjust the effective interest rate of the Note. The effective interest rate on the Note was 11.5% at September 30, 2011. Interest expense on the Note was $171,000 and $510,000 during the three and nine months ended September 30, 2011, respectively and $194,000 and $610,000 during the three and nine months ended September 30, 2010, respectively.

            In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the Meckler Loan for the years ended December 31, 2011 through December 31, 2013, we had repaid approximately $1.3 million of the Meckler Loan as of September 30, 2011.  There are future minimum payments due in the amount of $159,000 for the year ended December 31, 2014; $325,000 for the year ended December 31, 2015; and $5.4 million for the year ended December 31, 2016.  The outstanding principal balance as of September 30, 2011 was $5.9 million.

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2011 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have material affected, or are reasonably likely to affect our internal control over financial reporting.

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

Dated: November 4, 2011	WebMediaBrands Inc.

/s/ Alan M. Meckler
Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)