Form 10-K
period 2011-12-31
WEBMEDIABRANDS INC.
filed 2012-03-21
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-26393

WebMediaBrands Inc.
(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

(203) 662-2800
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011, based upon the last sale price of such common stock on that date as reported by the Nasdaq National Market was $30,499,425.

The number of shares of the outstanding registrant’s Common Stock as of March 15, 2012 was 41,593,473.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

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

Overview

WebMediaBrands is an Internet media company that provides content, education and career services to social media, traditional media and creative professionals through a portfolio of vertical online properties, communities and trade shows.  Our online business includes:

●
mediabistro.com, a leading blog network providing content, education, community resources and career resources about major media industry verticals including new media, social media, Facebook, TV news, advertising, public relations, publishing, design and mobile that includes the following:

10,000Words	AllTwitter	FishbowlLA	MediaJobsDaily	TVNewser
AgencySpy	eBookNewser	FishbowlNY	PRNewser	TVSpy
AllFacebook	FishbowlDC	GalleyCat	SocialTimes	UnBeige

Our mediabistro.com business also includes an industry-leading job board for media and creative professionals focusing on job categories such as social media, new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

●
InsideNetwork.com, a leading network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	Inside Virtual Goods
Inside Facebook	Inside Social Games	The Facebook Marketing Bible

●	SemanticWeb.com, a leading blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data.

●	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos (stocklogos.com) and premium membership services.

Our education business features online and in-person courses and online conferences, including our Social Media Marketing Boot Camps, for media and creative professionals.  Online education conferences are large-scale programs that offer attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, daily forum discussions within an online classroom, homework assignments, and small group interaction where students receive one-on-one guidance and instruction from an advisor.

Our trade shows include, among others, the Semantic Tech and Business Conference, Inside Social Apps, Social Gaming Summit and AllFacebook Marketing Expo.

Our online business also includes AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals.

Our businesses cross-leverage and cross-promote our content, product and service offerings.  For example, users of our Websites read our content, search for jobs on our job boards, attend our trade shows, subscribe to and purchase products and services and take continuing education courses.

For information regarding the components of our revenue sources, please see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

Our Strategy

Our objective is to strengthen our position as a leading Internet media company that provides content, education, research, job postings and trade shows for media and creative professionals. We intend to achieve this objective by continuing to execute on the following strategies:

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our original content, courses, research and trade shows. We expect to continue to develop additional revenue sources by identifying emerging services, technologies and topics of interest and by creating original content, courses and trade shows for those topics through internal development and strategic acquisitions.

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and we expect to continue to pursue strategic acquisition opportunities to obtain valuable content, products, services, brands, expertise and access to new users, advertisers, clients and vendors.  For example, our acquisition of Inside Network strengthens our position in covering the Facebook, social gaming and mobile applications ecosystems and further diversifies our revenue sources since a significant percentage of Inside Network’s revenue is generated from market research and data services. We believe that this acquisition will augment our editorial coverage of social media, our online education offerings and our online job board presence in the social media space.  Although we are currently considering potential strategic acquisitions, we have no binding commitments or agreements with respect to any such acquisitions other than those we have reported from time to time in our filings under the Securities Exchange Act of 1934. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate properties that are complementary to our business.

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

Our Website address is www.webmediabrands.com. We make available free of charge, through a link on our Website to the Securities and Exchange Commission’s, (“SEC”), Internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  We also post our press releases and other information about our Company on our website.  Our consolidated subsidiaries include the following: Mediabistro.com Inc., a Delaware corporation, and Inside Network, Inc., a California corporation.

Marketing and Sales

Our marketing efforts are directed largely at acquiring (i) advertising and job board clients, (ii) attendees to our courses and trade shows and (iii) clients for our research and other paid products and services.

We focus our efforts on online advertising and promotional campaigns including cross-promotion on our Website through advertisements, links, email and social media outlets, such as Twitter, LinkedIn and Facebook, including promotional links from third party Websites that attract demographically similar audiences.  We also use public relations, social media outlets, user groups and speaking engagements to generate publicity for our products and services.

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

We sell most of our products and services online and through a direct sales force. Our sales force operates from our New York, New York, San Francisco, California and Norwalk, Connecticut offices.

Seasonality and Cyclicality

Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which, together with fluctuations in job postings, directly affect our business.  Our results will also be impacted by the number and type of education courses offered and by the number and size of trade shows that we hold in each calendar quarter. In addition, there might be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.  Expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Customers

Our customer base is a diverse group of individuals and companies, many of which are focused on the content creation and social web industries, including many of the most popular and recognizable new and traditional media outlets.  No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

Backlog

Our backlog as of December 31, 2011 and 2010 was $1.7 million and $923,000, respectively.  Our backlog consists of job board postings on our networks, subscriptions to our paid subscription services and attendee registrations, exhibit space and vendor sponsorships for our trade shows. We expect we will recognize substantially all of our backlog as of December 31, 2011 as revenue in 2012.

Competition

The market for job-related services, trade shows, online education and market research is intensely competitive and rapidly changing. The number of online services competing for users’ attention and spending continues to proliferate and intensify. Competitive factors include the quantity and quality of the users of our networks, editorial quality, customer service, relevance and timeliness of our research and data services, pricing and the overall strength of our offerings. We compete for users and advertisers with media and general interest and destination Websites as well as traditional media publications. In addition, our online job board competes with Monster.com and LinkedIn and other job-related sites and services, specifically through social media. Our education business competes with the education programs offered by other Internet companies and higher education institutions. Our trade shows compete for exhibitors, sponsors and attendees with other media and marketing related events, including social media and emerging technology related events. Our market research and data services products will face increased direct and indirect competition from research firms, business consulting firms and data metrics companies as the market related to Facebook, social gaming and mobile applications ecosystems continues to evolve.

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

Trademark rights are perpetual once applications mature into registrations, for so long as statutory filings and renewals are made on a timely basis and local use requirements are met. Our trademark portfolio supports our claim to the exclusive right to use the registered marks for the goods and services listed in the applicable jurisdictions. This helps us in marketing our goods and services, building goodwill among customers and preventing infringement of our marks by third parties, which might dilute the value of these marks.

The primary marks used in our business are WebMediaBrands, mediabistro.com, and Inside Network, among others.

Copyrights: We also pursue copyright registration of our content in the United States. We own or have applied for copyright registrations pertaining to the business.  We may not register all items for protection and we may not be successful in obtaining registrations.

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

As of December 31, 2011, our business employed 71 full-time and 3 part-time employees.

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

As of December 31, 2011, we had an accumulated deficit of $275.6 million. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $7.6 million for the year ended December 31, 2011 and $7.4 million for the year ended December 31, 2010. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and these fluctuations could affect the market price of our common stock.

Conditions in the global economy and the markets we serve might materially and adversely affect our business and results of operations.

Our business and operating results were adversely affected by worldwide economic conditions over the past few years, particularly in the advertising and online business sectors on which we depend.  As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, shifts in consumer spending patterns, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our clients have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  If the economy fails to grow or falters, existing or potential clients might delay or cancel plans to purchase our products and services and might not be able to fulfill their obligations to us in a timely fashion.  Similarly, higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results.  If the global economy does not recover, or if the slowdown continues for a significant period, if there is significant further deterioration in the global economy or if adverse changes in laws or regulations are implemented, our financial position and cash flows could be materially adversely affected.

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

For the year ended December 31, 2011, our job board accounted for 34% of our revenues.  We expect that our job board will continue to account for a significant portion of our revenues. In the event that employers reduce costs and hire less, an employer may reduce or terminate its commercial relationship with us and our business, results of operations and financial condition would suffer.

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

The success of our research business depends in large part on our ability to anticipate, research and analyze rapidly changing technologies and industries and on our ability to provide this information in a timely and cost-effective manner. If we are unable to continue to provide credible and reliable information that is useful to companies, our business and financial results may suffer.

Our research products and services focus on new and emerging technologies and services on the Internet and mobile environments. The Internet and mobile environments are undergoing frequent and dramatic changes, including the introduction of new products and the obsolescence of others, shifting business strategies and revenue models, changing legal and regulatory environments, the formation of numerous new companies and high rates of growth. Because of these rapid and continuous changes in these technologies and markets, we face significant challenges in providing timely analysis and advice. Many of the industries and areas on which we focus are relatively new, and it is very difficult to provide predictions and projections as to the future marketplace, revenue models and competitive factors. In addition, many companies are unclear as to how to allocate corporate resources effectively in the Internet or mobile markets. As a result, some companies may conclude that our research products are not useful to their businesses. Further, the need to continually update our research requires the commitment of substantial financial and personnel resources.

If our information proves unreliable, if we are unable to continually update our information, or if companies do not agree with our analysis of market trends, our reputation may suffer and demand for our research products and services may decline.

Some of our research and other services rely, in part, on access to third party data, systems and information. Any delay, restriction or denial of access to such data, systems and information may result in reduced demand and cancellation of such research and other services and, as a result, our revenue and growth of our research and services could be greatly reduced, which could harm our business, financial condition and cash flows.

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

With respect to any acquisitions, we might fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, employees, or adequately expand, train and manage our work force. The process of integration could take a significant period of time and will require the dedication of management and other resources, which could distract management’s attention from our other operations. If we make acquisitions outside of our core businesses, assimilating the acquired technology, services or products into our operations could be difficult and costly. Our inability to successfully integrate any acquired company, assets or content, employees or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth, and, as a result, our stock price could fluctuate or decline.

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

We do not have a non-competition agreement with Mr. Meckler or with any other member of management or personnel, other than in connection with certain acquisitions. As a result, we might not have any recourse if they were to join a competitor or start a competing venture. Competition from key employees or a defection by one or more of them to a competitor could harm our business and results of operations by strengthening our competitors and, as a result, reducing our market share and revenues.

Our quarterly operating results are subject to fluctuations, and our stock price might fluctuate or decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and often fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows or education courses we hold in each quarter. In addition, trade shows or education courses held in one period in the current year might be held in a different period in future years. Furthermore, Internet user traffic typically drops during the summer months and during certain holiday periods, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, business and media professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period.

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

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in recording a significant amount of goodwill and/or intangible assets on our financial statements. We had $17.7 million of goodwill and net intangible assets as of December 31, 2011.  This is after a non-cash impairment charge of $8.3 million to reduce the carrying value of goodwill in 2011 (see note 6 of the consolidated financial statements included in Item 8).  The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We might not realize the full value of the goodwill and/or intangible assets. As a result, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we might record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, our stock price could fluctuate or decline.

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

Our networks and Websites must accommodate a high volume of traffic and deliver frequently updated information. They have in the past experienced, and may in the future experience, slower response times or decreased traffic for a variety of reasons. Since we became a public company in 1999, there have been instances where our online networks as a whole, or our Websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third party Internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches. We also depend on information providers to provide information and data feeds on a timely basis. Some of the services in our networks or Websites could experience temporary interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers and online service providers for access to our online networks or Websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our Websites. Any of these problems could result in less traffic to our Websites or harm the perception of our networks or Websites as reliable sources of information. Less traffic on our Websites or periodic interruptions in service could have the effect of reducing advertising delivery on our Websites, registration to our trade shows, educational course offerings and access to products and services thereby reducing our advertising revenues and reducing the ability to package products or service, which could reduce revenue related to those services.

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

Although we generally obtain our content and some of our technologies from our employees and through work-for-hire arrangements or purchase, we also license and/or purchase content from third parties. In the license arrangements, we generally obtain representations as to origin and ownership of this content, and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that this content violates the rights of another. However, we cannot be sure that these protections will be effective or sufficient or that we will be able to maintain our content on commercially reasonable terms.

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

The market for Internet-based services is intensely competitive and rapidly changing. The number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. We compete for circulation and advertising impressions with media and general interest destination Websites as well as traditional media publications. In addition, our online job board competes with Monster.com and LinkedIn and other job-related sites and services.

In the market for research products and services, numerous other companies and services compete with us both domestically and internationally in providing research and analysis related to a specific industry, technology or geographic area. New competitors may also emerge.

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

If we fail to maintain an effective trade show team, education department and direct sales force, our revenues could decline significantly.

We depend primarily on our event personnel to organize trade shows, our education department to design and coordinate course offerings and our direct sales force to sell advertising on our Websites. This dependence involves a number of risks, including:

●	the need to increase the size of our trade show personnel, education department and direct sales force;

●	the need to hire, retain, integrate and motivate trade show, education and sales personnel;

●	lack of experience or effectiveness of trade show, education and sales personnel; and

●	competition from other companies in hiring and retaining personnel.

Our revenues could decline if we fail to maintain an effective trade show team, education department and direct sales force and, as a result, our stock price could fluctuate or decline.

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

Due to the nature of content published on our Websites, including content placed on our Websites by others, and as a publisher and distributor of original information and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement or other legal theories based on the nature, publication or distribution of this information. Such claims could also include, among others, claims that by providing links to Websites operated by third parties, we are liable for wrongful actions by those third parties through these Websites.  It is also possible that users could make claims against us for losses incurred in reliance on information provided on our Websites. Such claims, whether brought in the United States or abroad, could divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we might have to pay substantial damages. Our insurance might not adequately protect us against these claims. The filing of these claims could also damage our reputation as a high-quality provider of unbiased, timely information and result in client and user cancellations or overall decreased demand for our products and services.

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

We might not be able to remain listed on The NASDAQ Stock Market, and our stock could become “penny stock.”

In September 2011, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  If the Company does not regain compliance prior to the expiration of the 180-day grace period, NASDAQ will provide written notice that the Company’s common stock is subject to delisting.  Alternatively, the Company may transfer its listing to The NASDAQ Capital Market, provided that it satisfies the requirements for continued listing on The NASDAQ Capital Market.  If our shares of common stock do not meet the minimum closing bid price of $1.00 by the specified deadline and we do not transfer our listing to The NASDAQ Capital Market, or if we do not meet other continued listing requirements of NASDAQ, our common stock may be delisted, in which case our stock could be “penny stock.”

Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on any market of the NASDAQ Stock Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks might severely affect the market liquidity for your common stock and could limit your ability to sell your securities in the secondary market.

Because our stock ownership is heavily concentrated with Alan M. Meckler, our Chairman and CEO, Mr. Meckler will be able to influence matters requiring stockholder approval.

As of March 15, 2012, Alan M. Meckler beneficially owned 39% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership might delay or prevent a change in control of our company that some investors might deem to be in the best interests of the stockholders.

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

Our market is rapidly evolving. If information technology or Internet usage does not continue to grow or declines, the use of our networks could decrease or fail to increase and the growth of our business could decline. Information technology and Internet usage may be inhibited for a number of reasons, including:

●	inadequate network infrastructure;

●	security or privacy concerns;

●	inconsistent quality of service;

●	lack of availability of cost-effective and high-speed service; and

●	changes in government regulation and other law.

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

If we are unable to adapt to the rapidly changing Internet advertising environment, we may be unable to attract advertisers to our networks and our revenues could suffer.

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

Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses and digital rights are still evolving. As a result, we cannot assure the future viability or value of our proprietary rights. We might not have taken adequate steps to prevent the misappropriation or infringement of our intellectual property or other rights. Any such infringement or misappropriation, should it occur, might decrease the value of our intellectual property or other rights and undermine our competitive advantage with respect to such property, resulting in impairment of our business, results of operations and financial condition. In addition, we may have to file lawsuits in the future to perfect or enforce our intellectual property rights or other rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. These lawsuits could result in substantial costs and divert our resources and the attention of our management, which could reduce our earnings and cause our stock price to fluctuate or decline.

Regulation could reduce the value of our domain names.

We own registrations for the Internet domain names WebMediaBrands.com, Mediabistro.com, InsideNetwork.com, Appdata.com and AllFacebook.com, as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain our domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets that increase our value and contribute to our competitive advantage through name recognition, reputation, user and search engine traffic, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to maintain domain names or prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to fluctuate or decline.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to advertise our products and services and thereby decrease our revenue.

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

Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations might subject us to additional state sales and other taxes. If one or more local, state or foreign jurisdictions impose sales tax collection obligations on us, our sales into such state or jurisdiction might decrease because the effective cost of purchasing goods from us increases for those residing in these states or jurisdictions. We might incur significant financial and organizational burdens in order to set up the infrastructure required to comply with applicable tax regulations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table sets forth a list of our current office locations as of December 31, 2011:

Locations	Square Feet	Termination Date	Use
Leased and Occupied
Norwalk, CT	6,600	October 2013	Administrative and IT
New York, NY	18,750	May 2013	Sales, editorial and IT
San Francisco, CA	1,014	December 2012	Editorial, research, and IT

We believe that the general condition of our leased real estate is good and that our facilities are suitable for the purposes for which they are being used. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year ended December 31, 2010
First Quarter	$1.47	$0.82
Second Quarter	$1.21	$0.85
Third Quarter	$0.92	$0.62
Fourth Quarter	$1.97	$0.65

Year ended December 31, 2011
First Quarter	$1.95	$1.11
Second Quarter	$1.89	$1.16
Third Quarter	$1.38	$0.59
Fourth Quarter	$0.76	$0.36

Year ending December 31, 2012
First Quarter (through March 15, 2012)	$1.40	$0.42

As of March 15, 2012, there were 61 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

RECENT PURCHASES OF SECURITIES

From inception through December 31, 2011, we have repurchased 835,000 shares of our common stock pursuant to publicly announced repurchase plans as follows:

Date	Total # of shares purchased	Average price paid per share
September 2002	65,000	$1.63
October 2011	770,000	$0.51

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,994,169	$0.92	1,454,144
Equity compensation plans not approved by security holders	—	—	—
Total	6,994,169	$0.92	1,454,144

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

WebMediaBrands is an Internet media company that provides content, education and career services to social media, traditional media and creative professionals through a portfolio of vertical online properties, communities and trade shows. Our online business includes:

●
mediabistro.com, a blog network providing content, education, community resources and career resources about major media industry verticals including new media, social media, Facebook, TV news, advertising, public relations, publishing, design and mobile that includes the following:

10,000Words	AllTwitter	FishbowlLA	MediaJobsDaily	TVNewser
AgencySpy	eBookNewser	FishbowlNY	PRNewser	TVSpy
AllFacebook	FishbowlDC	GalleyCat	SocialTimes	UnBeige

Our mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

●
InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	Inside Virtual Goods
Inside Facebook	Inside Social Games	The Facebook Marketing Bible

●	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data.

●	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos (stocklogos.com) and premium membership services.

Our education business features online and in-person courses and online conferences, including our Social Media Marketing Boot Camps for media and creative professionals. Online education conferences are large-scale programs that offer attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, daily forum discussions within an online classroom, homework assignments, and small group interaction where students receive one-on-one guidance and instruction from an advisor.

Our trade shows include, among others, the Semantic Tech and Business Conference, Inside Social Apps, Social Gaming Summit and AllFacebook Marketing Expo.

Our online business also includes AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals.

Our businesses cross-leverage and cross-promote our content, product and service offerings.  For example, users of our Websites read our content, search for jobs on our job boards, attend our trade shows, subscribe to and purchase products and services and take continuing education courses.

We generate our revenues from:

●	fees charged for online job postings;

●	advertising on our Websites and e-mail newsletters;

●	attendee registration fees for our online and in-person courses and conferences;

●	attendee registration fees to our trade shows;

●	fees for social media-related market research and data services products;

●	exhibition space fees and vendor sponsorships to our trade shows; and

●	subscription sales for our paid membership services.

Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which, together with fluctuations in online job postings, directly affect our business. Our results will also be impacted by the number and type of education courses offered and by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

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

Results of Operations

Revenues

Revenues were $12.4 million for the year ended December 31, 2011 and $9.0 million for the year ended December 31, 2010, representing an increase of 38%.  This change was primarily due to the acquisition of Inside Network along with continued organic growth of online job postings, advertising revenues, trade show revenues and education revenues. The acquisition of Inside Network contributed $1.5 million to our revenues during the year ended December 31, 2011, primarily from research and advertising.  Research revenue relates to Inside Network’s original market research and data services including Appdata, Inside Virtual Goods and the Facebook Marketing Bible.

The organic growth in online job postings was mainly due to an improving economy and the growth in advertising revenues was primarily due to the growth in both page views and in the number of unique visitors to our Websites, specifically on AllFacebook.com and SocialTimes.com.  We also ran our Semantic Tech and Business conferences for the first time during 2011, which contributed to the increase in trade show revenues.  In addition, the increase in education revenue was primarily due to the introduction of our online conferences, which included our Social Media Marketing Boot Camps.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Year Ended December 31,		2011 vs. 2010
	2011	2010	$	%
Online job postings	$4,263	$3,605	$658	18%
Advertising	2,339	1,432	907	63
Education	2,000	1,692	308	18
Trade shows	1,849	1,387	462	33
Other	1,016	871	145	17
Research	962	—	962	100
Total	$12,429	$8,987	$3,442	38%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $7.2 million for the year ended December 31, 2011 and $5.8 million for the year ended December 31, 2010, representing an increase of 24%.  This increase was partially due to the acquisition of Inside Network, which added $567,000 to cost of revenues during the year ended December 31, 2011, including $87,000 in stock-based compensation. The remaining increase was primarily due to increases in trade show costs of $415,000, mainly due to the Semantic Tech and Business conferences, as well as increases in employee-related costs of $180,000 and in editorial freelance costs of $111,000 as we continued to expand our development of blog content, including in the areas of social media, social networks, social gaming and virtual goods.

We intend to make investments through internal development and, where appropriate opportunities arise, to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefit costs for sales and marketing personnel, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $2.1 million for the year ended December 31, 2011 and $1.8 million for the year ended December 31, 2010, representing an increase of 14%.  This increase was primarily due to the acquisition of Inside Network, which added $196,000 to advertising, promotion and selling expenses during the year ended December 31, 2011.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $5.5 million for the year ended December 31, 2011 and $5.6 million for the year ended December 31, 2010, representing a decrease of 2%.  This decrease was due primarily to a decrease in employee-related costs and capital taxes, which was partially offset by an increase in stock-based compensation of $622,000.  Stock-based compensation included $460,000 in non-cash expense related to the issuance of a fully vested option to purchase 1,000,000 shares of common stock to our Chief Executive Office, Alan M. Meckler.  See Related Party Transactions below for further information.

Depreciation and amortization

Depreciation expense was $319,000 and $438,000 for the years ended December 31, 2011 and 2010, respectively, representing a decrease of 27%.  This decrease was due primarily to a decrease in capital expenditures.

Amortization expense was $513,000 and $191,000 for the years ended December 31, 2011 and 2010, respectively, representing an increase of 169%.  This increase was due primarily to the finalization of the purchase price allocation of the Semantic Tech and Business Conference and SemanticUniverse blog and the acquisition of Inside Network.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

During the year ended December 31, 2011, in conjunction with our annual impairment test, we identified indicators that our goodwill was impaired. These indicators included a decline in our stock price.  As a result, for the year ended December 31, 2011, we recorded a non-cash impairment charge of $8.3 million to reduce the carrying amount of goodwill to fair value.

Other loss, net

Other loss was $9,000 during the year ended December 31, 2011 and was primarily related to foreign currency transaction losses.  Other loss of $73,000 during the year ended December 31, 2010 was due primarily to the loss on the sale of our building and land in Peoria, Illinois, partially offset by the gain on sale of an investment in a portfolio company of one of our former venture funds that was previously impaired along with net foreign currency transaction gains.  See note 9 to the consolidated financial statements included in Item 8 of this Form 10-K for additional disclosures related to the sale of this property.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,		2011 vs. 2010
	2011	2010	$	%
Interest income	$86	$244	$(158)	(65)%
Interest expense	$(657)	$(808)	$151	19

Interest expense during the years ended December 31, 2011 and 2010 relates primarily to costs associated with our loans from a related party.  See Related Party Transactions below for a description of the loans.  The decrease in interest income is primarily due to a lower cash carrying value during the year ended December 31, 2011.

Benefit for income taxes

We recorded an income tax benefit of $403,000 and $749,000 during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the income tax benefit consisted primarily of a $444,000 income tax benefit, which was due to the release of valuation allowance against deferred income tax assets as a result of additional deferred income tax liabilities that we recorded as part of our acquisition of Inside Network.  This income tax benefit was partially offset by $34,000 of additional income tax expense for tax amortization on indefinite lived assets and $7,000 of additional income tax expense for uncertain tax positions.  During the year ended December 31, 2010, the income tax benefit consisted primarily of a $769,000 income tax benefit for the reduction in deferred income tax liabilities, which was primarily due to the sale of our building and land in Peoria, Illinois.  This income tax benefit was partially offset by $20,000 of additional income tax expense for uncertain tax positions.

Based on current projections, management believes that it is more likely than not that we will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, we established a valuation allowance against deferred income tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

The total amount of unrecognized tax benefits was $85,000 as of December 31, 2011 and 2010, all of which would affect the effective tax rate, if recognized, as of December 31, 2011.

At December 31, 2011, we had deferred income tax assets associated with federal and state net operating loss (“NOL”) carryforwards of $25.9 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established an additional valuation allowance of $1.4 million against the deferred income tax assets attributable to NOL carryforwards during 2011.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

			2011 vs. 2010
For the Year Ended December 31:	2011	2010	$	%
Operating cash flows	$(1,843)	$(3,825)	$1,982	52%
Investing cash flows	$(9,119)	$1,731	$(10,850)	(627)%
Financing cash flows	$1,430	$47	$1,383	2,943%

As of December 31:
Cash and cash equivalents	$3,438	$12,970	$(9,532)	(73)%
Working capital	$1,794	$10,565	$(8,771)	(83)%
Loan from related party	$7,647	$5,947	$1,700	29%

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities decreased during 2011 compared to 2010 due primarily to reduced losses from continuing operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated.  Net cash used in investing activities during 2011 related primarily to the acquisition of Inside Network.  Net cash provided by investing activities during 2010 related primarily to net proceeds from the sale of our Peoria, Illinois building and land along with the anniversary payment from the sale of our Internet.com business.

Financing activities. Cash provided by financing activities during 2011 relates primarily to our borrowings from a related party partially offset by the purchase of common stock pursuant to our repurchase plan. Cash provided by financing activities during 2010 related primarily to stock option exercises offset by repayments of borrowings to a related party.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near-term acquisitions with cash on hand.

Our existing cash balances might decline during 2012 in the event of a downturn in the economy or changes in our planned cash outlay. However, we believe the remaining cash flow together with our existing cash balances, our current business plan and our current revenue prospects will be sufficient to meet the working capital and operating requirements of our business for at least the next 12 months.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Related Party Transactions

On May 29, 2009, we entered into a loan agreement in the amount of $7.2 million with our Chief Executive Officer, Alan M. Meckler (the “2009 Meckler Loan”).

In conjunction with the 2009 Meckler Loan, we (1) entered into a promissory note jointly and severally payable by us and our subsidiary, Mediabistro, to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in the our assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which the we granted to Mr. Meckler a security interest in the our intellectual property, (4) entered into a Pledge Agreement by us in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which we granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by us, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, Mediabistro (1) entered into a Security Agreement with Mr. Meckler pursuant to which Mediabistro granted to Mr. Meckler a security interest in Mediabistro’s assets (the “Mediabistro Security Agreement”), (2) entered into an Intellectual Property Security Agreement with Mr. Meckler pursuant to which Mediabistro granted to Mr. Meckler a security interest in Mediabistro’s intellectual property (the “Mediabistro IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the 2009 Note (the “Mediabistro Control Agreement” and, together with the Mediabistro Security Agreement and the Mediabistro IP Security Agreement, the “Mediabistro Documents”).

To fund the 2009 Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Mrs. Ellen L. Meckler (the “BOA Loan”). Pursuant to a Collateral Assignment of the 2009 Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the Note to BOA as additional collateral for the BOA Loan. Payment terms of the 2009 Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

The original principal amount of the 2009 Meckler Loan equaled the amount required to pay off and terminate an interest rate swap agreement between us and KeyBank and related transactional expenses. On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the 2009 Meckler Loan for the years ended December 31, 2011 through December 31, 2013, we had repaid approximately $1.3 million of the 2009 Meckler Loan as of December 31, 2011.  The 2009 Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made one principal payment in the amount of $50,000 during the year ended December 31, 2011 and three principal payments on the 2009 Meckler Loan totaling $250,000 during the year ended December 31, 2010.

On November 14, 2011, we along with Mediabistro, entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year. We granted Mr. Meckler a fully vested stock option to purchase 1,000,000 shares of our common stock pursuant to the terms of the 2008 WebMediaBrands Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, we, along with our wholly owned subsidiaries, Mediabistro and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, Mediabistro and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “WEBM Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”), and together with the 2011 Note, the WEBM Security Agreement and the 2nd IP Security Agreement, the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of Mediabistro and Inside Network owned by the Company.

In the 2011 Note, Mr. Meckler loaned us $1,750,000 (the “2011 Meckler Loan”).  The interest rate of the 2011 Note is 3.10% per annum.  Interest on the outstanding principal amount is due and payable monthly until August 2014.  Thereafter, principal and interest is due and payable in equal monthly installments, with the outstanding principal amount, together with all accrued interest thereon, due and payable on August 18, 2016.  The 2011 Note may be prepaid at any time without penalty or premium.

In partial consideration of the 2011 Note and the 2nd Note Modification Agreement, Inside Network entered into a Security Agreement by and between Inside Network and Mr. Meckler pursuant to which Inside Network granted to Mr. Meckler a security interest in Inside Network’s assets (the “Inside Network Security Agreement”) to secure Inside Network’s obligations under the 2011 Note and the 2009 Note.

The 2011 Company Loan Documents and Inside Network Security Agreement contain customary terms for a loan transaction of this type.  In an Event of Default (as defined in the 2011 Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the 2011 Meckler Loan immediately due and payable.  The 2011 Meckler Loan also will become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the 2011 Note) of Mediabistro, Inside Network, or the Company.

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $624,000 and $781,000 during the years ended December 31, 2011 and 2010, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the years ended December 31, 2012 and 2013.  There are future minimum principal payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

Critical Accounting Estimates

Our significant accounting policies are described in note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the revenues and expenses reported during the period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain. Management has discussed these critical accounting estimates with our Audit Committee.

Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We test goodwill and other intangible assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, and all other long-lived assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment.”  Long-lived assets, including goodwill and intangible assets, were $18.2 million and $12.5 million as of December 31, 2011 and 2010, respectively.

ASC Topic 350 prescribes a two-step method for determining goodwill impairment. In the first step, we compare the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, we complete step two to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which we compare to the corresponding carrying value of goodwill to compute the goodwill impairment amount.

The determination of reporting unit fair value is a matter of significant judgment and we employ, as appropriate, three different methodologies to make this determination. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. In the similar transactions method, consideration is given to prices paid in recent transactions that have occurred in the reporting unit’s industry or in related industries. Our business operates as one reporting unit.

As part of the 2011 and 2010 impairment analysis, we determined the fair value of our business using the income approach and the market approach.

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

Impairment of Long-Lived Assets . We test all other long-lived assets (amortized intangible assets, such as customer relationships and property, plant and equipment) for impairment, in accordance with ASC Topic 350 and ASC Topic 360 at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset is (i) not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and (ii) is greater than its fair value.

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

Stock-based Compensation. Effective January 1, 2006, we adopted ASC Topic 718, “Compensation-Stock Compensation.”  Among its provisions, ASC Topic 718 requires us to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value. The intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $568,000 and $637,000, respectively.

Historically, we offered stock option awards as our primary form of long-term incentive compensation. These stock option awards generally vest over three years and have a five or ten year term. We use the Black-Scholes option valuation model to value stock option awards. The fair value of stock option awards is based on the fair value of our stock on the date of grant.  In 2011, we issued restricted stock awards as incentive compensation to certain employees in conjunction with the acquisition of Inside Network. The fair value of the restricted stock award is based on the closing price of our stock on the date of grant.  These shares vest over four years.

The Black-Scholes valuation model for our stock option awards estimates the potential value the employee will receive based on current interest rates, the expected time at which the employee will exercise the award and the expected volatility of our stock price. These assumptions are based on historical experience and future expectations of employee behavior and stock price.

Another significant assumption we utilize in calculating our stock-based compensation is the amount of awards that we expect to forfeit. We recognize compensation expense only for share-based payments expected to vest, and we estimate forfeitures, both at the date of grant as well as throughout the vesting period, based on our historical experience and future expectations.

Changes in our assumptions we utilize to value our stock options and forfeiture rates could materially affect the amount of stock-based compensation expense recognized in the consolidated statement of operations.

Income Taxes. We are subject to income taxes in the United States. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred income tax assets to an amount that will more likely than not be realized. Our net deferred income tax liabilities were $444,000 and $410,000 as of December 31, 2011 and 2010, respectively. A significant portion of our deferred income taxes consist of NOLs.   We have NOLs totaling $140.6 million at December 31, 2011, which are available to reduce future taxes in the United States. The NOLs expire at various times between 2012 and 2030.

Significant management judgment is required in determining our income tax provision and in evaluating our tax position. We evaluate our uncertain tax positions using a two-step approach in accordance with the accounting pronouncement related to income taxes. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. Our net income tax benefit was $403,000 and $749,000 for the years ended December 31, 2011 and 2010, respectively. A change in our uncertain tax positions could have a significant impact on our results of operations. Historically, the difference between our estimates and actual results has not been material.

Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions may not be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to charge off our uncollectible accounts through an entry to bad debt expense included in general and administrative expense in our consolidated statement of operations. Our allowances for doubtful accounts at December 31, 2011 and 2010 were $11,000 and $10,000, respectively. Historically, the difference between our estimates and actual results has not been material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   WebMediaBrands Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
WebMediaBrands Inc.

We have audited the accompanying consolidated balance sheets of WebMediaBrands Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebMediaBrands Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Roseland, New Jersey
March 21, 2012

WebMediaBrands Inc.

Consolidated Balance Sheets
December 31, 2011 and 2010
(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,438	$12,970
Accounts receivable, net of allowances of $11 and $10, respectively	489	581
Prepaid expenses and other current assets	575	912
Total current assets	4,502	14,463
Property and equipment, net	477	728
Intangible assets, net	2,626	1,535
Goodwill	15,116	10,261
Investments and other assets	1,146	1,005
Total assets	$23,867	$27,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367	$1,210
Accrued payroll and related expenses	391	424
Accrued expenses and other current liabilities	662	1,447
Deferred revenues	1,288	817
Total current liabilities	2,708	3,898
Loan from related party	7,647	5,947
Deferred revenues	22	19
Deferred income taxes	444	410
Other long-term liabilities	60	57
Total liabilities	10,881	10,331
Commitments and contingencies (see note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 42,545,702 and 37,986,851 shares issued and 41,710,702 and 37,921,851 shares outstanding at December 31, 2011 and 2010, respectively	425	380
Additional paid-in capital	288,672	281,087
Accumulated deficit	(275,615)	(263,700)
Treasury stock, 835,000 and 65,000 shares, at cost at December 31, 2011 and 2010, respectively	(496)	(106)
Total stockholders’ equity	12,986	17,661
Total liabilities and stockholders’ equity	$23,867	$27,992

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010
Revenues	$12,429	$8,987
Cost of revenues	7,154	5,787
Advertising, promotion and selling	2,088	1,828
General and administrative	5,475	5,578
Depreciation	319	438
Amortization	513	191
Impairment	8,289	319
Contingent acquisition consideration	329	—
Total operating expenses	24,167	14,141
Operating loss from continuing operations	(11,738)	(5,154)
Other loss, net	(9)	(73)
Interest income	86	244
Interest expense	(657)	(808)
Loss from continuing operations before income taxes	(12,318)	(5,791)
Benefit for income taxes	(403)	(749)
Loss from continuing operations	(11,915)	(5,042)
Income from discontinued operations, net of tax	—	6
Gain on sale of discontinued operations	—	2,016
Net loss	$(11,915)	$(3,020)
Income (loss) per share:
Basic
Loss from continuing operations	$(0.29)	$(0.13)
Income from discontinued operations	—	0.05
Net loss	$(0.29)	$(0.08)
Diluted
Loss from continuing operations	$(0.29)	$(0.13)
Income from discontinued operations	—	0.05
Net loss	$(0.29)	$(0.08)
Weighted average shares used in computing income (loss) per share:
Basic	40,730	37,518
Diluted	40,730	37,518

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2010	37,060,723	$371	$280,556	$(260,680)	$(106)	$27	$20,168	$
Exercise of stock options	926,128	9	297	—	—	—	306	—
Stock-based compensation, net of forfeitures	—	—	211	—	—	—	211	—
Consultant options	—	—	23	—	—	—	23	—
Foreign currency translation adjustment	—	—	—	—	—	(14)	(14)	(14)
Reclassification adjustment for loss included in net loss related to foreign currency translation	—	—	—	—	—	(13)	(13)	(13)
Net loss	—	—	—	(3,020)	—	—	(3,020)	(3,020)
Balance at December 31, 2010	37,986,851	380	281,087	(263,700)	(106)	—	17,661	$(3,047)
Exercise of stock options	488,954	5	141	—	—	—	146	—
Stock-based compensation, net of forfeitures	187,642	2	989	—	—	—	991	—
Consultant options	—	—	10	—	—	—	10	—
Shares issued in connection with the acquisition of Inside Network	3,882,255	38	6,445	—	—	—	6,483	—
Purchase of treasury stock	—	—	—	—	(390)	—	(390)	—
Net loss	—	—	—	(11,915)	—	—	(11,915)	$(11,915)
Balance at December 31, 2011	42,545,702	$425	$288,672	$(275,615)	$(496)	$—	$12,986	$(11,915)

See notes to consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
(in thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,915)	$(3,020)
Less: Income from discontinued operations, net of tax	—	6
Less: Gain on sale of discontinued operations	—	2,016
Loss from continuing operations	(11,915)	(5,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	8,289	319
Depreciation and amortization	832	629
Stock-based compensation	991	211
Provision for losses on accounts receivable	15	—
Other, net	(2)	154
Amortization of debt issuance costs	28	61
Deferred income taxes	(410)	(769)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	135	(80)
Prepaid expenses and other assets	660	1,961
Accounts payable, accrued expenses and other liabilities	(702)	(1,079)
Deferred revenues	236	(211)
Discontinued operations	—	21
Net cash used in operating activities	(1,843)	(3,825)
Cash flows from investing activities:
Purchases of property and equipment	(57)	(78)
Acquisitions of businesses, assets and other	(9,062)	(1,437)
Proceeds from sale of discontinued operations, net	—	1,700
Proceeds from sale of assets	—	1,546
Net cash provided by (used in) investing activities	(9,119)	1,731
Cash flows from financing activities:
Borrowings from related party	1,750	—
Purchase of treasury stock	(390)	—
Debt issuance costs	(26)	(9)
Repayment of borrowings from related party	(50)	(250)
Proceeds from exercise of stock options	146	306
Net cash provided by financing activities	1,430	47
Effect of exchange rates on cash	—	5
Net decrease in cash and cash equivalents	(9,532)	(2,042)
Cash and cash equivalents, beginning of year	12,970	15,012
Cash and cash equivalents, end of year	$3,438	$12,970
Supplemental disclosure of cash flow:
Cash refund of income taxes	$393	$2,080
Cash paid for interest	$629	$785
Non-cash investing activities:
Acquisitions of long-lived assets	$9	$17

The following schedule represents cash paid, common stock issued and liabilities assumed for the acquisition of Inside Network, Inc. (see note 3):

Fair value of assets acquired	$15,162	$-
Cash paid	(7,455)	-
Common stock issued	(6,483)	-
Total liabilities assumed	$1,224	$-

See notes to consolidated financial statements.

WebMediaBrands Inc.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011 and 2010

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is an Internet media company that provides content, education and career services to social media, traditional media and creative professionals through a portfolio of vertical online properties, communities and trade shows.  The Company’s online business includes:

●
mediabistro.com, a blog network providing content, education, community resources and career resources about major media industry verticals including new media, social media, Facebook, TV news, advertising, public relations, publishing, design and mobile that includes the following:

10,000Words	eBookNewser	GalleyCat	TVNewser
AgencySpy	FishbowlDC	MediaJobsDaily	TVSpy
AllFacebook	FishbowlLA	PRNewser	UnBeige
AllTwitter	FishbowlNY	SocialTimes

The mediabistro.com business also includes an industry-leading job board for media and creative professionals focusing on job categories such as social media, new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

●
InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	Inside Virtual Goods
Inside Facebook	Inside Social Games	The Facebook Marketing Bible

●	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data.

●	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos, (stocklogos.com) and premium membership services.

The Company’s education business features online and in-person courses and online conferences for media and creative professionals.  Online education conferences are large-scale offerings that offer attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, daily forum discussions within an online classroom, homework assignments, and small group interaction where students receive one-on-one guidance and instruction from an advisor.

The Company’s trade shows include, among others, the Semantic Tech and Business Conference, Inside Social Apps, Social Gaming Summit and AllFacebook Marketing Expo.

The Company’s online business also includes AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals.

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

Online and in-person courses and conferences. WebMediaBrands offers online and in-person courses and online conferences for media and creative professionals. WebMediaBrands generates revenues from attendee registrations and recognizes revenue ratably as classes and online conferences are held.

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

Paid research and membership subscription services. Paid research services relate to subscriptions to social media market research and data services products, which the Company sells through Inside Network, Inc. and includes AppData, Inside Virtual Goods and The Facebook Marketing Bible.  Paid membership services relate to subscriptions to online services, Freelance Marketplace and AvantGuild, which the Company sells through Mediabistro.com.  WebMediaBrands recognizes revenue from subscriptions ratably over the subscription period.

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

Cash and cash equivalents. WebMediaBrands considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, WebMediaBrands had no investments with maturities greater than three months.

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. WebMediaBrands pays a fixed interest rate of 3.4% and 3.1% on its long-term debt with its Chief Executive Officer Alan M. Meckler.  See note 10 for information regarding this related party transaction.

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

The provisions of ASC Topic 350 require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. WebMediaBrands evaluates goodwill on a separate reporting unit basis in the fourth quarter each year. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the Company compares the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The Company would recognize an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. See note 6 for additional information.

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

In addition to the testing above, which the Company does on an annual basis, management uses certain indicators to evaluate whether the carrying value of goodwill and other intangible assets may not be recoverable, including among others (i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels and (ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity.

ASC Topic 350 also requires that intangible assets with definite lives be amortized over their estimated useful life and reviewed for impairment.

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

Equity method for accounting for investments.   WebMediaBrands accounts for investments in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures.”  Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company’s proportional share of their undistributed earnings or losses.  The Company reviews these investments whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable.  As of December 31, 2011, WebMediaBrands had a 33% investment in SMT Social.Media.Tracking GmbH (“SMT”), which began operations on February 11, 2011, and WebMediaBrands accounts for this investment under the equity method.  The value of this investment as of December 31, 2011 and 2010 was $341,000 and $0, respectively, and is included in investments and other assets in the Company’s  consolidated balance sheets.  SMT had net assets of $188,000 as of December 31, 2011 and a net loss of $10,000 for the period from inception through December 31, 2011.  There is no market for the common stock of the investments, and accordingly, no quoted market price is available.

Advertising and promotion expense. WebMediaBrands expenses advertising and promotion costs as incurred. Advertising and promotion expense was $229,000 and $193,000 for the years ended December 31, 2011 and 2010, respectively.

Income taxes. WebMediaBrands accounts for income taxes in accordance ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial reporting for incomes taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using presently enacted statutory tax rates. The Company recognizes the effect on deferred income tax assets and liabilities of changes in tax rates in income in the period that includes the enactment date.  ASC Topic 740 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Company measures tax benefit recognized as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces retained earnings.  WebMediaBrands recognizes penalties and tax-related interest expense as a component of income tax expense in the Company’s consolidated statements of operations.  See note 12 for additional disclosure related to income taxes.

Self-insurance. WebMediaBrands is self-insured for its health and welfare costs. The Company's liability for health and welfare claims includes an estimate for claims incurred but not yet reported and is limited by the Company's stop loss policy. This liability is included in accrued payroll and related expenses on the consolidated balance sheets for the years ended December 31, 2011 and 2010.

Stock-based compensation. WebMediaBrands follows ASC Topic 718, “Compensation-Stock Compensation.”  Among its provisions, the Topic requires WebMediaBrands to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. WebMediaBrands’s policy is to grant stock options and restricted stock awards with an exercise price equal to or greater than the fair value on the date of grant. WebMediaBrands amortizes stock-based compensation expense on a straight-line basis over the vesting term.

The Company recognizes compensation expense only for stock-based awards expected to vest. WebMediaBrands estimates forfeitures at the date of grant based on WebMediaBrands’s historical experience and future expectations.

Recent accounting pronouncements.  In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". The amendments in ASU No. 2011-04 generally represent clarification of Topic No. 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASU No. 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08: “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.”   The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company has elected early adoption of ASU No. 2011-08 and does not expect that it will have a material impact on its consolidated financial statements.

3. ACQUISITIONS

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

Of the 4,183,130 shares of the Company's common stock issued as part of the purchase price for Inside Network's capital stock, the Company issued an aggregate of 3,882,255 unregistered shares of the Company's common stock to Eric Eldon and Justin Smith. These shares are subject to registration rights that required the Company to file for registration of these shares with the Securities and Exchange Commission.  In connection with the indemnification obligations of Inside Network's stockholders under the stock purchase agreement, a portion of the purchase price the Company paid is subject to an escrow agreement.

Of the 4,183,130 shares of the Company's common stock issued as part of the purchase price for Inside Network's capital stock, 300,875 shares were subject to restricted stock purchase agreements by and between the Company and each of five Inside Network stockholders who were also employees of Inside Network at the time of the acquisition. The shares subject to the restricted stock purchase agreements were issued under the Company's 2008 Stock Incentive Plan and are subject to vesting. Each restricted stock purchase agreement includes customary representations, warranties and covenants and customary indemnification obligations.

The Company allocated the total purchase price to the assets and liabilities based on their respective fair values.  The following table summarizes the final purchase price allocation of the acquisition of Inside Network (in thousands):

Cash and cash equivalents	$661
Accounts receivable	58
Prepaid expenses and other current assets	3
Income taxes receivable	122
Website development costs	230
Customer relationships	430
Copyrights and trademarks	480
Goodwill	13,178
Total assets acquired	15,162
Accounts payable	25
Accrued payroll and related expenses	271
Accrued expenses	247
Deferred revenue	237
Deferred income taxes	444
Total liabilities assumed	1,224
Net assets acquired	$13,938

Intangible assets and goodwill include the final allocation of the purchase price relating to the acquisition of Inside Network.  The intangible assets subject to amortization are being amortized on a straight-line basis over periods ranging from five to seven years.  The goodwill associated with the acquisition of Inside Network is not deductible for tax purposes.

The acquisition of Inside Network strengthens WebMediaBrands’s position in covering the Facebook, social gaming and mobile applications ecosystems. The acquisition of Inside Network further diversifies the Company’s revenue sources since a significant percentage of Inside Network’s revenue is generated from market research and data services. WebMediaBrands believes that the acquisition of Inside Network will augment its editorial coverage of social media, its online education offerings and its online job board presence in the social media space. These factors led the Company to allocate a significant portion of the purchase price of Inside Network to goodwill.

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

	Year Ended December 31,
	2011	2010
Revenues	$13,425	$10,584
Net loss	$(11,843)	$(2,572)
Basic and diluted loss per share	$(0.02)	$(0.06)

WebMediaBrands also made one acquisition in the amount of $1.1 million during the year ended December 31, 2010.

4. COMPUTATION OF INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares that may be issued upon the exercise of stock options. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Computations of basic and diluted income (loss) per share for the years ended December 31, 2011 and 2010 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
Loss from continuing operations	$(11,915)	$(5,042)
Income from discontinued operations, net of tax	—	6
Gain on sale of discontinued operations	—	2,016
Net loss	$(11,915)	$(3,020)

Basic weighted average common shares outstanding	40,730	37,518
Effect of dilutive stock options	—	—
Total basic weighted average common shares and dilutive stock options	40,730	37,518

Income (loss) per share:
Basic
Loss from continuing operations	$(0.29)	$(0.13)
Income from discontinued operations	—	0.05
Net loss	$(0.29)	$(0.08)
Diluted
Loss from continuing operations	$(0.29)	$(0.13)
Income from discontinued operations	—	0.05
Net loss	$(0.29)	$(0.08)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2011	2010
Number of anti-dilutive stock options	6,994	5,174
Weighted average exercise price	$0.92	$1.02

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Computer equipment and software	$664	$905
Furniture, fixtures and equipment	238	418
Leasehold improvements	925	961
Total	1,827	2,284
Less: Accumulated depreciation	(1,350)	(1,556)
Property and equipment, net	$477	$728

6. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(239)	$565
Copyrights and trademarks	534	(79)	455
Website development costs	567	(174)	393
Content development costs	165	(142)	23
Non-compete agreements	109	(88)	21
Total	$2,179	$(722)	$1,457

	December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$187	$(62)	$125
Copyrights and trademarks	39	(7)	32
Website development costs	238	(36)	202
Content development costs	160	(77)	83
Non-compete agreements	53	(27)	26
Total	$677	$(209)	$468

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website development costs, copyrights and trademarks, and customer relationships over three to seven years and content development costs over a two-year period.  The Company amortizes non-compete agreements over the period of the agreements, typically from one to three years.  Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31:
2012	$511
2013	313
2014	223
2015	203
2016	121
Thereafter	86
$1,457

Unamortized Intangible Assets and Goodwill

During the year ended December 31, 2011, in conjunction with WebMediaBrands’s annual impairment test, the Company identified indicators that its goodwill was impaired. These indicators included a decline in its stock price.  As a result, the Company recorded a non-cash impairment charge of $8.3 million related to the write-down of goodwill.  This impairment charge is not tax deductible because the acquisitions that gave rise to most of the carrying value of the Company’s goodwill were structured as stock transactions.

The fair value of goodwill is the residual fair value after allocating the total fair value of a reporting unit to its other assets, net of liabilities. The Company estimated the total fair value of each reporting unit using a combination of a discounted cash flow model (present value of future cash flows) and two market approach models (a multiple of various metrics based on comparable businesses and market transactions).

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31,
	2011	2010
Domain names	$1,169	$1,067

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2011 are as follows (in thousands):

Balance as of January 1, 2010	$9,495
Goodwill acquired during year	1,125
Purchase accounting adjustments	(359)
Balance as of December 31, 2010	10,261
Goodwill acquired during year	13,483
Purchase accounting adjustments	(339)
Impairment	(8,289)
Balance as of December 31, 2011	$15,116

Goodwill acquired during the year ended December 31, 2011 primarily relates to the Company’s acquisition of Inside Network.  Purchase accounting adjustments during the year ended December 31, 2011 primarily relate to adjustments made in finalizing the purchase price of the Semantic Tech and Business Conference and SemanticUniverse blog.

 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Customer overpayments	$211	$274
Accrued professional fees	151	103
Accrued property and capital taxes	48	72
Other	252	303
Accrued acquisition contingencies	—	695
Total	$662	$1,447

8. SEGMENT INFORMATION

Segment information is presented in accordance with ASC Topic 280, “Segment Reporting”.  ASC Topic 280 is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business. The Company operates in one reportable segment.  The Company is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which together with fluctuations in online job postings, directly affect our business. The Company’s results will also be impacted by the number and type of education courses offered and by the number and size of trade shows held in each quarter.  In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

9. DISPOSITIONS AND DISCONTINUED OPERATIONS

On October 11, 2010, the Company entered into a Purchase and Sale Agreement for its building and land in Peoria, Illinois for $1.8 million.   As a result of this agreement, the Company recorded an impairment charge of $319,000 during the year ended December 31, 2010.  The impairment charge included a broker commission that was paid upon the closing of the transaction and estimated closing costs.  On November 29, 2010, the parties amended the Purchase and Sale Agreement to reduce the purchase price to $1.6 million and eliminate the Company financing.  The sale of the property closed on December 3, 2010. Due to the change in terms of the Purchase and Sale Agreement, the Company recorded a loss on the sale of the property of $142,000.  This loss is included as a component of other loss, net in the Company’s 2010 consolidated statement of operations.

On November 30, 2009, the Company sold its Internet.com business to Quinstreet Inc. for $18.0 million in cash, subject to a working capital purchase price adjustment (the “Internet.com Sale”).  Quinstreet paid $16.0 million of the purchase price at closing.  The remaining $2.0 million was to be paid on the first anniversary of the closing.  Quinstreet had the right to withhold and deduct from the $2.0 million anniversary payment any sum that the Company owed Quinstreet under the indemnification and working capital adjustment provisions of the asset purchase agreement.  In June 2010, the Company finalized the working capital purchase price adjustment related to the Internet.com Sale and recorded a liability of $399,000, of which the Company paid $99,000 during the year ended December 31, 2010.  The Company deducted the remaining liability of $300,000 from the final payment owed by Quinstreet to the Company on the first anniversary of the closing.   On November 30, 2010, Quinstreet paid to the Company $1.7 million to satisfy the final terms of the agreement.  As a result of the Internet.com Sale, WebMediaBrands is accounting for the operations of its Internet.com business as a discontinued operation. The carrying value of the net assets of the Internet.com business at the time of the Internet.com Sale was $12.9 million, and the sale of the Internet.com business resulted in a gain of $1.6 million for the year ended December 31, 2009 and a gain of $2.0 million for the year ended December 31, 2010.

10. DEBT

On May 29, 2009, WebMediaBrands entered into a loan agreement in the amount of $7.2 million with the Company’s Chief Executive Officer, Alan M. Meckler (the “2009 Meckler Loan”).

In conjunction with the 2009 Meckler Loan, the Company (1) entered into a promissory note jointly and severally payable by the Company and its subsidiary, Mediabistro, to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement by and among the Company, Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, Mediabistro (1) entered into a Security Agreement by and between Mediabistro and Mr. Meckler pursuant to which Mediabistro granted to Mr. Meckler a security interest in Mediabistro’s assets (the “Mediabistro Security Agreement”), (2) entered into an Intellectual Property Security Agreement by and between Mediabistro and Mr. Meckler pursuant to which Mediabistro granted to Mr. Meckler a security interest in Mediabistro’s intellectual property (the “Mediabistro IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement by and among Mediabistro, Mr. Meckler and a depositary bank, to further secure the 2009 Note (the “Mediabistro Control Agreement” and, together with the Mediabistro Security Agreement and the Mediabistro IP Security Agreement, the “Mediabistro Documents”).

To fund the 2009 Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Mrs. Ellen L. Meckler (the “BOA Loan”). Pursuant to a Collateral Assignment of the 2009 Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the Note to BOA as additional collateral for the BOA Loan. Payment terms of the 2009 Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

  The original principal amount of the 2009 Meckler Loan equaled the amount that was required to pay off and terminate an interest rate swap agreement between the Company and KeyBank and related transactional expenses. On September 1, 2010, WebMediaBrands entered into a Note Modification Agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the 2009 Meckler Loan for the years ended December 31, 2011 through December 31, 2013, the Company had repaid approximately $1.3 million of the 2009 Meckler Loan as of December 31, 2011.  The 2009 Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made one principal payment in the amount of $50,000 during the year ended December 31, 2011 and three principal payments on the 2009 Meckler Loan totaling $250,000 during the year ended December 31, 2010.

On November 14, 2011, the Company and Mediabistro entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate the Company’s obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year.  The Company granted Mr. Meckler a fully vested stock option to purchase 1,000,000 shares of the Company’s common stock pursuant to the terms of the 2008 WebMediaBrands Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, WebMediaBrands  and its wholly owned subsidiaries, Mediabistro and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, Mediabistro and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “WEBM Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”), and together with the 2011 Note, the WEBM Security Agreement and the 2nd IP Security Agreement, the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of Mediabistro and Inside Network owned by the Company.

In the 2011 Note, Mr. Meckler loaned the Company $1,750,000 (the “2011 Meckler Loan”).  The interest rate of the 2011 Note is 3.10% per annum.  Interest on the outstanding principal amount is due and payable monthly until August 2014.  Thereafter, principal and interest is due and payable in equal monthly installments, with the outstanding principal amount, together with all accrued interest thereon, due and payable on August 18, 2016.  The 2011 Note may be prepaid at any time without penalty or premium.

In partial consideration of the 2011 Note and the 2nd Note Modification Agreement, Inside Network entered into a Security Agreement by and between Inside Network and Mr. Meckler pursuant to which Inside Network granted to Mr. Meckler a security interest in Inside Network’s assets (the “Inside Network Security Agreement”) to secure Inside Network’s obligations under the 2011 Note and the 2009 Note.

The 2011 Company Loan Documents and the Inside Network Security Agreement contain customary terms for a loan transaction of this type.  If an Event of Default (as defined in the 2011 Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the 2011 Meckler Loan immediately due and payable. The 2011 Meckler Loan also will become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the 2011 Note) of Mediabistro, Inside Network, or the Company.

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $624,000 and $781,000 during the years ended December 31, 2011 and 2010, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the years ended December 31, 2012 and 2013.  There are future minimum payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

11. STOCKHOLDERS’ EQUITY

WebMediaBrands is authorized to issue up to 4,000,000 shares of preferred stock, $.01 par value.  The Board of Directors has the authority, without further vote or action by the stockholders, to issue the undesignated shares of preferred stock in one or more series and to fix all rights, qualifications, preferences, limitations and restrictions of each series, including dividend rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

12. INCOME TAXES

WebMediaBrands’s income tax benefit for each of the years presented is determined in accordance with ASC Topic 740, “Income Taxes”.

Loss from continuing operations before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2011	2010
United States	$(12,318)	$(5,791)
Foreign	—	—
Loss from continuing operations before taxes	$(12,318)	$(5,791)

The components of the income tax benefit as shown in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Current income tax provision (benefit)
Federal	$3	$(40)
State and local	4	60
Total current income tax provision (benefit)	7	20
Deferred income tax benefit
Federal	(362)	(674)
State and local	(48)	(95)
Total deferred income tax benefit	(410)	(769)
Income tax benefit	$(403)	$(749)

A summary of WebMediaBrands’s deferred income tax assets and liabilities as of December 31, 2011 and 2010 is as follows (in thousands):

	December 31,
	2011	2010
Deferred income tax assets:
Net operating loss carryforward	$25,949	$25,131
Capital loss carryforward	44,579	44,579
Amortization and impairment of goodwill and long-lived assets	823	1,249
Depreciation of property and equipment	176	150
Reserves recorded for financial reporting purposes	23	13
Stock-based compensation	4,564	4,378
Other	969	969
Total deferred income tax assets	77,083	76,469
Less valuation allowance	(77,083)	(76,469)
Net deferred income tax assets	—	—
Deferred income tax liabilities:
Amortization of intangible assets	(444)	(410)
Total deferred income tax liabilities	(444)	(410)
Net deferred income tax liabilities	$(444)	$(410)

WebMediaBrands recorded an income tax benefit of $403,000 and $749,000 during the years ended December 31, 2011 and 2010 respectively.  During the year ended December 31, 2011, the income tax benefit consisted primarily of a $444,000 income tax benefit, which was due to the release of valuation allowance against the Company’s deferred income tax assets as a result of additional deferred income tax liabilities that were recorded as part of the acquisition of Inside Network.  This income tax benefit was partially offset by $34,000 of additional tax expense for tax amortization on indefinite lived assets and $7,000 of additional income tax expense for uncertain tax positions.  During the year ended December 31, 2010, the income tax benefit consisted primarily of a $769,000 income tax benefit for the reduction in deferred income tax liabilities, which was primarily due to the sale of the Company’s building and land in Peoria, Illinois.  This income tax benefit was partially offset by $20,000 of additional income tax expense for uncertain tax positions.

Based on current projections, management believes that it is more likely than not that WebMediaBrands will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, a valuation allowance has been established against deferred income tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized for income tax purposes.

At December 31, 2011, WebMediaBrands had deferred income tax assets associated with net operating loss (“NOL”) carryforwards of $25.9 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. WebMediaBrands established an additional valuation allowance of $1.4 million against the deferred income tax assets attributable to NOL carryforwards during 2011.

WebMediaBrands’s deferred income tax assets at December 31, 2011 with respect to NOLs expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2024 and 2030	$21,694	$63,677
United States (State), expiring between 2012 and 2030	4,255	76,972
Total	$25,949	$140,649

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

A reconciliation setting forth the difference between the amount of taxes computed at WebMediaBrands’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2011	2010
Income tax expense based on federal statutory rate	$(4,188)	$(1,962)
State and local tax expense, net of U.S. federal income tax	(197)	(263)
Change in valuation allowance	614	1,400
Non-deductible expenses	2,874	60
Other	494	16
Total	$(403)	$(749)

Non-deductible expenses during the year ended December 31, 2011 relate primarily to impairment of non-deductible goodwill.

WebMediaBrands remains open for examination by the Internal Revenue Service (“IRS”) for 2006, 2008 and subsequent years. With limited exceptions, the Company is no longer subject to state and local or non-U.S. income tax audits by taxing authorities for years prior to 2007. In addition, for years prior to 2007 in which NOLs were generated, the tax authorities could adjust the NOL carryovers up to the amount of the NOL carryover.

As of December 31, 2011, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities and other long-term liabilities was $37,000 and $8,000, respectively.  As of December 31, 2010, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities and other long term liabilities in the consolidated balance sheet was $30,000 and $8,000, respectively.

It is reasonably possible that a reduction in a range up to $130,000 of unrecognized income tax benefits, including income tax-related interest and penalties, may occur within the next 12 months as a result of projected resolutions of worldwide tax disputes and expiration of statute of limitations.

The total amount of unrecognized tax benefits was $85,000 as of December 31, 2011 and December 31, 2010, all of which would affect the effective tax rate, if recognized, as of December 31, 2011.

13. COMMITMENTS AND CONTINGENCIES

WebMediaBrands has entered into operating leases for each of its office facilities. Generally under the lease agreements, WebMediaBrands is obligated to pay a proportionate share of all operating costs for these premises. Rent expense for leased facilities was $780,000 and $762,000 for the years ended December 31, 2011 and 2010, respectively, and was net of sublease income of $267,000 and $108,000 during the years ended December 31, 2011 and 2010, respectively.

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Years Ending December 31,
2012	$1,043
2013	436
2014	—
2015	—
2016 and thereafter	—
Total minimum payments	$1,479

There are no minimum rentals to be received in the future under noncancelable subleases as of December 31, 2011.

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of WebMediaBrands.

14. EMPLOYEE BENEFIT PLAN

WebMediaBrands has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. WebMediaBrands may also make contributions each year for the benefit of all eligible employees under the plan.  There were no discretionary contributions to the plan for the years ended December 31, 2011 and 2010.

15. STOCK INCENTIVE PLAN

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

At the Annual Meeting of Stockholders of WebMediaBrands in June 2008, WebMediaBrands’s stockholders approved the WebMediaBrands 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan, along with the form of Incentive Stock Option Agreement and the form of Nonqualified Stock Option Agreement were previously approved and adopted by WebMediaBrands’s Board in April 2008.  The Compensation Committee of the Board administers the 2008 Plan, which allows for the grant of incentive stock options, nonqualified stock options, restricted stock, performance-based awards and other stock-based awards.

Subject to antidilution adjustments, 1,454,144 shares of WebMediaBrands common stock may be issued under the 2008 Plan and 6,994,169 shares of common stock underly outstanding awards granted under the 1999 Plan and 2008 Plan as of December 31, 2011.  These shares will be available for grants following any expiration, cancellation, forfeiture, cash settlement, or other termination of such awards.

Stock options granted prior to September 2010, have a five-year term.  Options issued for the remainder of 2010 and through 2011 have a 10-year term. Stock option grants generally vest equally on each of the first three anniversaries of their respective grant dates. WebMediaBrands issues new shares of common stock upon the exercise of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2011	2010
Risk-free interest rate	1.16%	1.04%
Expected life (in years)	5.61	3.78
Dividend yield	0%	0%
Expected volatility	96%	109%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  As discussed above, WebMediaBrands had previously issued stock options with a five-year life.  The Company calculated the expected term for these stock options using historical data.   However, during the third quarter of 2010, the Company began issuing stock options with a 10-year life and as a result, the Company calculated the expected term using the simplified method.

The weighted-average grant date fair value of options granted during the years ended December, 31 2011 and 2010 was $0.57 for both years.  The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010, was $568,000 and $637,000, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2010	1,947,747	$0.78
Granted	2,628,737	$0.76
Vested	(1,729,884)	$0.70
Forfeited	(254,987)	$1.04
Outstanding nonvested shares at December 31, 2011	2,591,613	$0.78

 The following table summarizes option activity during the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	5,173,911	$1.00
Granted	2,628,737	$0.76
Exercised	(488,954)	$0.30
Forfeited or expired	(319,525)	$1.83
Outstanding at December 31, 2010	6,994,169	$0.92	5.96	$290
Vested and expected to vest at December 31, 2011	6,672,995	$0.93	5.79	$290
Exercisable at December 31, 2011	4,402,856	$1.01	4.42	$290

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.48 as of December 30, 2011.

The following table summarizes restricted stock activity during the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2010	—	$—
Granted	300,875	$1.67
Vested	(54,997)	$1.67
Forfeited	(113,233)	$1.67
Outstanding nonvested shares at December 31, 2011	132,645	$1.67

Total employee stock-based compensation is as follows (in thousands):

	Year ended December 31,
	2011	2010
Stock options for employees	$886	$211
Restricted stock for employees	105	—
Total employee stock based compensation	$991	$211

Stock-based compensation increased additional paid-in capital by $991,000 during the year ended December 31, 2011.  WebMediaBrands received $146,000 and $306,000 from the exercise of stock options during the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, there was $1.5 million of total unrecognized compensation costs related to nonvested stock-based compensation.  The company expects to amortize these costs over a weighted-average period of 19 months.

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Management applied its judgment in assessing the benefits of controls relative to their cost.  Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the Company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

 None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2012.

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

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended.	Form 10-Q	05/14/10	3.1

3.2	Registrant’s Amended and Restated Bylaws, as amended.	Form 8-K	12/14/07	3.1

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock.	Form S-1/A	05/19/99	4.1

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers.	Form S-1/A	05/19/99	10.1

10.16	Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company.	Form 8-K	07/20/07	10.1

10.17†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008).	Form 8-K	03/07/08	10.1

10.18†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 10-Q	05/12/08	10.3

10.19†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 10-Q	05/12/08	10.4

10.21†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler.	Form 10-Q	05/12/08	10.6

10.23†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler.	Form 10-Q	05/12/08	10.8

10.25†	Registrant’s 2008 Stock Incentive Plan.	Form 8-K	06/09/08	10.1

10.26†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 8-K	06/09/08	10.2

10.27†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 8-K	06/09/08	10.3

10.28†	Severance Agreement between Registrant and Donald J. O’Neill, dated as of July 21, 2008.	Form 10-Q	08/11/08	10.13

10.43	Promissory Note, dated May 29, 2009, by WebMediaBrands Inc. and Mediabistro.com Inc. to Alan M. Meckler.	Form 8-K	06/04/09	10.1

10.44	Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.2

10.45	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.3

10.46	Pledge Agreement, dated as of May 29, 2009, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	06/04/09	10.4

10.47	Form of Blocked Account Control Agreement by and among the WebMediaBrands Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.5

10.48	Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.6

10.49	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.7

10.50	Form of Blocked Account Control Agreement by and among Mediabistro.com Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.8

10.52	Settlement and Release Agreement dated March 23, 2010, by WebMediaBrands Inc. and Getty Images, Inc.	Form 8-K	03/23/10	10.31

10.53	Note Modification Agreement effective as of September 1, 2010, by and among WebMediaBrands Inc., Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	09/01/10	10.53

10.54	Purchase and Sale Agreement for Commercial Real Estate by Agreement for Warranty Deed dated October 11, 2010, by and between WebMediaBrands Inc. and Samaritan Ministries International.	Form 10-K	03/8/11	10.51

10.54.1	Amendment to Purchase and Sale Agreement for Commercial Real Estate dated November 29, 2010, by and between WebMediaBrands Inc. and Samaritan Ministries International	Form 10-K	03/8/11	10.54.1

10.55	Stock Purchase Agreement dated May 11, 2011, by and among WebMediaBrands Inc., certain Stockholders of Inside Network, Inc. and Justin L. Smith as Stockholder Representative.	Form 8-K	05/17/11	10.55

10.56	Form of Restricted Stock Purchase Agreement by and between WebMediaBrands Inc. and certain Stockholders of Inside Network, Inc.	Form 8-K	05/17/11	10.56

10.57†	Employment Agreement dated May 11, 2011, by and between WebMediaBrands Inc. and Justin L. Smith.	Form 8-K	05/17/11	10.57

10.58	Nominating Agreement dated May 11, 2011, by and between WebMediaBrands Inc. and Justin L. Smith.	Form 8-K	05/17/11	10.58

10.59	Support Agreement dated May 11, 2011, by and between Justin L. Smith and Alan M. Meckler.	Form 8-K	05/17/11	10.59

10.60	Promissory Note, dated November 14, 2011, issued by WebMediaBrands Inc., Mediabistro.com, Inc., and Inside Network Inc. to Alan M. Meckler.	Form 8-K	11/17/11	10.60

10.61	Security Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.61

10.62	Intellectual Property Security Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.62

10.63	Pledge Agreement, dated as of November 14, 2011, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	11/17/11	10.63

10.64	Security Agreement, dated as of November 14, 2011, by and between Inside Network Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.64

10.65	Note Modification Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc., Mediabistro.com Inc., and Alan M. Meckler	Form 8-K	11/17/11	10.65

21.1	Subsidiaries of the Registrant.				X

23.1	Consent of Rothstein Kass				X

31.1	Rule 13a-14(a)/15d-14(a) Certification.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification.				X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X
101.SCH	XBRL Schema Document				X
101.CAL	XBRL Calculation Linkbase Document				X
101.DEF	XBRL Definition Linkbase Document				X
101.LAB	XBRL Label Linkbase Document				X
101.PRE	XLBR Presentation Linkbase Document				X

†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WebMediaBrands Inc.

March 21, 2012	By:	/S/ ALAN M. MECKLER
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALAN M. MECKLER	Chairman of the Board, Chief Executive Officer and Director	March 21, 2012
Alan M. Meckler	(Principal Executive Officer)

/S/ DONALD J. O’NEILL	Vice President and Chief Financial Officer (Principal Financial	March 21, 2012
Donald J. O’Neill	Officer and Chief Accounting Officer)

/S/ GILBERT F. BACH	Director	March 21, 2012
Gilbert F. Bach

/S/ MICHAEL J. DAVIES	Director	March 21, 2012
Michael J. Davies

/S/ WAYNE A. MARTINO	Director	March 21, 2012
Wayne A. Martino

/S/ JOHN R. PATRICK	Director	March 21, 2012
John R. Patrick

/S/ WILLIAM A. SHUTZER	Director	March 21, 2012
William A. Shutzer

/S/ JUSTIN L. SMITH	Director	March 21, 2012
Justin L. Smith