Form 10-Q
period 2012-03-31
WEBMEDIABRANDS INC.
filed 2012-05-07
CIK 1083712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number: 000-26393

WebMediaBrands Inc.
(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 2, 2012 was 41,812,099.

WebMediaBrands Inc.

WebMediaBrands Inc.
Consolidated Condensed Balance Sheets
March 31, 2012 and December 31, 2011
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,291	$3,438
Accounts receivable, net of allowances of $21 and $11, respectively	618	489
Prepaid expenses and other current assets	566	575
Total current assets	4,475	4,502

Property and equipment, net of accumulated depreciation of $1,426 and $1,350, respectively	438	477
Intangible assets, net	2,525	2,626
Goodwill	15,116	15,116
Investments and other assets	1,139	1,146
Total assets	$23,693	$23,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370	$367
Accrued payroll and related expenses	344	391
Accrued expenses and other current liabilities	656	662
Deferred revenues	1,595	1,288
Total current liabilities	2,965	2,708

Loan from related party	7,647	7,647
Deferred revenues	22	22
Deferred income taxes	454	444
Other long-term liabilities	61	60
Total liabilities	11,149	10,881

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 75,000,000 shares authorized, 42,595,099 and 42,545,702 shares issued and 41,760,099 and 41,710,702 shares outstanding at March 31, 2012 and December 31, 2011, respectively	426	425
Additional paid-in capital	288,846	288,672
Accumulated deficit	(276,232)	(275,615)
Treasury stock, 835,000 shares, at cost	(496)	(496)
Total stockholders’ equity	12,544	12,986
Total liabilities and stockholders’ equity	$23,693	$23,867

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Operations
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues	$3,685	$2,246

Cost of revenues	2,043	1,448
Advertising, promotion and selling	641	432
General and administrative	1,319	1,355
Depreciation	80	84
Amortization	136	118
Total operating expenses	4,219	3,437

Operating loss	(534)	(1,191)
Other loss, net	—	(4)
Interest income	1	35
Interest expense	(73)	(179)

Loss before income taxes	(606)	(1,339)
Provision for income taxes	11	10

Net loss	$(617)	$(1,349)

Loss per share:
Basic net loss	$(0.01)	$(0.04)
Diluted net loss	$(0.01)	$(0.04)
Weighted average shares used in computing loss per share:
Basic	41,693	37,977
Diluted	41,693	37,977

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Unaudited Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(617)	$(1,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	202
Stock-based compensation	122	84
Provision for losses on accounts receivable	9	—
Other, net	8	(4)
Amortization of debt issuance costs	9	8
Deferred income taxes	9	8
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable, net	(139)	(145)
Prepaid expenses and other assets	7	132
Accounts payable, accrued expenses and other liabilities	(55)	(688)
Deferred revenues	307	569
Net cash used in operating activities	(124)	(1,183)
Cash flows from investing activities:
Purchases of property and equipment	(32)	(24)
Acquisitions of businesses, assets and other	(35)	(652)
Net cash used in investing activities	(67)	(676)
Cash flows from financing activities:
Repayment of borrowings from related party	—	(50)
Proceeds from exercise of stock options	44	39
Net cash provided by (used in) financing activities	44	(11)
Net decrease in cash and cash equivalents	(147)	(1,870)
Cash and cash equivalents, beginning of period	3,438	12,970
Cash and cash equivalents, end of period	$3,291	$11,100

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
March 31, 2012

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

10,000Words	AllTwitter	FishbowlLA	MediaJobsDaily	TVNewser
AgencySpy	AppNewser	FishbowlNY	PRNewser	TVSpy
AllFacebook	FishbowlDC	GalleyCat	SocialTimes	UnBeige

•
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

InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Social Games	PageData
Inside Facebook	Inside Virtual Goods	The Facebook Marketing Bible
Inside Mobile Apps

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data.

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos (stocklogos.com), and premium membership services.

The Company’s education business features online and in-person courses and online conferences for social media and traditional media professionals.  Online education conferences combine the concepts of a large-scale event and a small group educational workshop that offers attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, discussion forums, homework assignments, and small group interaction where students receive one-on-one guidance and instruction from an advisor.

The Company’s trade shows include, among others, the Semantic Tech and Business Conference, Inside Social Apps, Social Gaming Summit and AllFacebook Marketing Conference.

The Company’s online business also includes AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2011.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries: Mediabistro.com Inc., a Delaware corporation, and Inside Network, Inc., a California corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

In September 2011, the FASB issued ASU No. 2011-08: “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.”   The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company has elected early adoption of ASU No. 2011-08.  This pronouncement did not have a material effect on the Company’s consolidated condensed financial statements.

4. SEGMENT INFORMATION

Segment information is presented in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”. ASC Topic 280 is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business. The Company operates in one reportable segment. The Company is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which together with fluctuations in online job postings, directly affect our business. The Company’s results will also be impacted by the number and type of education courses offered and by the number and size of trade shows held in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

5. ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options for employees	$124	$84
Restricted stock for employees	(2)	—
Total employee stock-based compensation	$122	$84

Total employee stock-based compensation increased additional paid-in capital by $122,000 and $84,000 for the three months ended March 31, 2012 and 2011, respectively.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.10%	2.57%
Expected life (in years)	6.0	6.0
Dividend yield	0%	0%
Expected volatility	97%	93%

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

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2012 and 2011 was $0.64 and $1.07, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	6,994,169	$0.92
Granted	76,000	$0.99
Exercised	(168,292)	$0.26
Forfeited, expired or cancelled	(137,627)	$1.19
Outstanding at March 31, 2012	6,764,250	$0.93	5.82	2,657
Vested and expected to vest at March 31, 2012	6,523,216	$0.94	5.70	2,585
Exercisable at March 31, 2012	4,227,296	$1.04	4.32	1,935

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $1.04 as of March 30, 2012.    During the three months ended March 31, 2012 and 2011, the total intrinsic value of stock options exercised was $105,000 and $125,000, respectively.

As of March 31, 2012, there was $1.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 17 months.

The following table summarizes restricted stock activity during the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2011	132,645	$1.67
Granted	—	—
Vested	(6,471)	$1.67
Forfeited	(118,895)	$1.67
Outstanding nonvested shares at March 31, 2012	7,279	$1.67

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss	$(617)	$(1,349)
Basic weighted average number of common shares outstanding	41,693	37,977
Effect of dilutive stock options	—	—
Total basic weighted average number of common shares and dilutive stock options	41,693	37,977
Loss per share:
Basic net loss	$(0.01)	$(0.04)
Diluted net loss	$(0.01)	$(0.04)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2012	2011
Number of anti-dilutive stock options	6,764	5,012
Weighted average exercise price	$0.93	$1.02

 7. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	March 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(285)	$519
Copyrights and trademarks	536	(108)	428
Website development costs	599	(217)	382
Content development costs	165	(152)	13
Non-compete agreements	97	(83)	14
Total	$2,201	$(845)	$1,356

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(239)	$565
Copyrights and trademarks	534	(79)	455
Website development costs	567	(174)	393
Content development costs	165	(142)	23
Non-compete agreements	109	(88)	21
Total	$2,179	$(722)	$1,457

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website development costs, copyrights and trademarks and customer relationships over three to seven years and content development costs over two years.  The Company amortizes non-compete agreements over the period of the agreements, typically from one to three years.

            Amortization expense related to intangible assets subject to amortization was $136,000 and $118,000 for the three months ended March 31, 2012 and 2011, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2012, is expected to be as follows (in thousands):

Years Ending December 31:
2012	$385
2013	324
2014	235
2015	205
2016	121
Thereafter	86
$1,356

 Unamortized Intangible Assets

 The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	March 31, 2012	December 31, 2011

Domain names	$1,169	$1,169

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

Balance as of December 31, 2011	$15,116
Goodwill acquired during the year	—
Purchase accounting adjustments	—
Balance as of March 31, 2012	$15,116

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Customer overpayments	$211	$211
Accrued professional fees	168	151
Accrued property and capital taxes	38	48
Other	239	252
Total	$656	$662

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

  The original principal amount of the 2009 Meckler Loan equaled the amount that was required to pay off and terminate an interest rate swap agreement between the Company and KeyBank and related transactional expenses. On September 1, 2010, WebMediaBrands entered into a Note Modification Agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the 2009 Meckler Loan for the years ended December 31, 2011 through December 31, 2013, the Company had repaid approximately $1.3 million of the 2009 Meckler Loan as of March 31, 2012.  The 2009 Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made no principal payments on the 2009 Meckler Loan during the three months ended March 31, 2012, and one principal payment in the amount of $50,000 during the three months ended March 31, 2011.

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

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $64,000 and $170,000 during the three months ended March 31, 2012 and 2011, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the years ended December 31, 2012 and 2013.  There are future minimum payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

10. INCOME TAXES

The Company recorded a provision for income taxes of $11,000 and $10,000 during the three months ended March 31, 2012 and 2011, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of March 31, 2012 and December 31, 2011, all of which would affect the effective tax rate, if recognized, as of March 31, 2012.

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

10,000Words	AllTwitter	FishbowlLA	MediaJobsDaily	TVNewser
AgencySpy	AppNewser	FishbowlNY	PRNewser	TVSpy
AllFacebook	FishbowlDC	GalleyCat	SocialTimes	UnBeige

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

•
InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, social gaming and mobile applications ecosystems that includes the following:

AppData	Inside Social Games	PageData
Inside Facebook	Inside Virtual Goods	The Facebook Marketing Bible
Inside Mobile Apps

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data.

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos (stocklogos.com) and premium membership services.

Our education business features online and in-person courses and online conferences (including our Facebook Marketing and Social Media Marketing Boot Camps) for social media and traditional media professionals.  Online education conferences combine the concepts of a large-scale event and a small group educational workshop that offers attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, discussion forums, homework assignments, and small group interaction where students receive one-on-one guidance and instruction from an advisor.

Our trade shows include, among others, the Semantic Tech and Business Conference, Inside Social Apps, Social Gaming Summit and AllFacebook Marketing Conference.

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

We generate our revenues from:

•	fees charged for online job postings;

•	advertising on our Websites and e-mail newsletters;

•	attendee registration fees for our online and in-person courses and conferences;

•	attendee registration fees to our trade shows;

•	fees for social media-related market research and data services products;

•	exhibition space fees and vendor sponsorships to our trade shows; and

•	subscription sales from our paid membership services.

Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which, together with fluctuations in online job postings, directly affect our business. Our results will also be impacted by the number and type of education courses we offer and by the number and size of trade shows we hold in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

The principal costs of our business relate to: payroll and benefits costs for our personnel; technology related costs; facilities and equipment; and venue, speaker and advertising expenses for our trade shows and courses.

Results of Operations

Revenues

Revenues were $3.7 million for the three months ended March 31, 2012 and $2.2 million for the three months ended March 31, 2011, representing an increase of 64%. This change was primarily due to the acquisition of Inside Network Inc. (“Inside Network”), which we acquired in May 2011, along with continued organic growth of our advertising and education revenues.  Our acquisition of Inside Network contributed $1.1 million to our revenues during the three months ended March 31, 2012, primarily from the (i) Inside Social Apps conference held in February, (ii) research and (iii) advertising. Research revenue relates to Inside Network’s original market research and data services including AppData, Inside Virtual Goods and the Facebook Marketing Bible.

The organic growth in advertising revenues was primarily due to the growth in both page views and in the number of unique visitors to our Websites, specifically on our social media-related properties. In addition, the increase in education revenue was primarily due to the growth of our online conferences.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
Online job postings	$1,153	$1,149	$4	0%
Advertising	651	356	295	83
Trade shows	640	34	606	1,783
Education	542	460	82	18
Research	438	—	438	100
Other	261	247	14	6
Total	$3,685	$2,246	$1,439	64%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $2.0 million for the three months ended March 31, 2012 and $1.4 million for the three months ended March 31, 2011, representing an increase of 41%.  This change was primarily due to the acquisition of Inside Network, which added $517,000 to cost of revenues during the first quarter of 2012, including $299,000 in trade show costs for the Inside Social Apps conference.

We intend to make investments through internal development and, where appropriate opportunities arise, through acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $641,000 and $432,000 for the three months ended March 31, 2012 and 2011, respectively, representing an increase of 48%.  This increase was primarily due to the acquisition of Inside Network, which added $154,000 to advertising, promotion and selling during the first quarter of 2012.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.3 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively, representing a decrease of 3%.  This decrease was due primarily to a reduction in employee-related costs of $35,000.

Depreciation and amortization

Depreciation expense was $80,000 for the three months ended March 31, 2012 and $84,000 for the three months ended March 31, 2011, representing a decrease of 5%. This decrease was due primarily to a decrease in capital expenditures.

Amortization expense was $136,000 for the three months ended March 31, 2012 and $118,000 for the three months ended March 31, 2011, representing an increase of 15%.  This increase was primarily due to the acquisition of Inside Network in May 2011.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other loss, net

Other loss was $0 and $4,000 during the three months ended March 31, 2012 and 2011, respectively.  Other loss for the three months ended March 31, 2011 was primarily related to translation loss on foreign currency and additional costs related to the sale of our building and land in Peoria, Illinois in December 2010.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$		%
Interest income	$1	$35		$(34)	(97)%
Interest expense	$(73)	$(179)		$106	59%

Interest expense during the three months ended March 31, 2012 and 2011 relates primarily to costs associated with our loans from a related party. See “Related Party Transactions” for a description of the loans.

Provision for income taxes

We recorded a provision for income taxes of $11,000 and $10,000 during the three months ended March 31, 2012 and 2011, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of March 31, 2012 and December 31, 2011, all of which would affect the effective tax rate, if recognized, as of March 31, 2012.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$	%
Operating cash flows	$(124)	$(1,183)	$1,059	90%
Investing cash flows	(67)	(676)	609	90
Financing cash flows	44	(11)	55	500

	As of		2012 vs. 2011
	March 31, 2012	December 31, 2011	$	%
Cash and cash equivalents	$3,291	$3,438	$(147)	(4)%
Working capital	1,510	1,794	(284)	(16)
Loan from related party	7,647	7,647	—	—

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of our Events, Research, Online images and Internet.com businesses, credit agreements and cash flows from operating activities.

Operating activities. Cash used by operating activities decreased during the three months ended March 31, 2012 compared to the same period of 2011 due primarily to a reduction in operating losses that was driven by an increase in our revenues.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions we complete.  Net cash used in investing activities during the three months ended March 31, 2012, related primarily to the purchase of certain assets.  Net cash used in investing activities during the three months ended March 31, 2011, related primarily to the acquisition of businesses.

Financing activities. Cash provided by financing activities during the three months ended March 31, 2012 related to stock option exercises. Cash used in financing activities during the three months ended March 31, 2011 related primarily to loan repayments to a related party, partially offset by stock option exercises.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire companies and content that are complementary to our business. We expect to finance any near-term acquisitions with cash on hand.

Our existing cash balances might decline during the remainder of 2012 in the event of a downturn in the general economy or changes in our planned cash outlay. However, we believe the remaining cash flow together with our existing cash balances and our current business plan and revenue prospects will be sufficient to meet the working capital and operating resource expenditure requirements of our business for the next 12 months.

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

The original principal amount of the 2009 Meckler Loan equaled the amount required to pay off and terminate an interest rate swap agreement between us and KeyBank and related transactional expenses. On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the 2009 Meckler Loan for the years ended December 31, 2011 through December 31, 2013, we had repaid approximately $1.3 million of the 2009 Meckler Loan as of March 31, 2012.  The 2009 Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made no principal payments during the three months ended March 31, 2012 and one principal payment on the 2009 Meckler Loan totaling $50,000 during the three months ended March 31, 2011.

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

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $64,000 and $170,000 during the three months ended March 31, 2012 and 2011, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the years ended December 31, 2012 and 2013.  There are future minimum principal payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2011.

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2012 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

Not Applicable

Item 6.	EXHIBITS

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculations Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WebMediaBrands Inc.

Dated: May 7, 2012	/s/ Alan M. Meckler
Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)