Form 10-Q
period 2012-06-30
WEBMEDIABRANDS INC.
filed 2012-08-07
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 3, 2012 was 42,067,316.

WebMediaBrands Inc.

WebMediaBrands Inc.

Consolidated Condensed Balance Sheets

June 30, 2012 and December 31, 2011

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,557	$3,438
Accounts receivable, net of allowances of $25 and $11, respectively	575	489
Prepaid expenses and other current assets	370	575
Total current assets	4,502	4,502

Property and equipment, net of accumulated depreciation of $1,504 and $1,350, respectively	381	477
Intangible assets, net	2,431	2,626
Goodwill	15,116	15,116
Investments and other assets	1,133	1,146
Total assets	$23,563	$23,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$447	$367
Accrued payroll and related expenses	504	391
Accrued expenses and other current liabilities	580	662
Deferred revenues	1,437	1,288
Total current liabilities	2,968	2,708

Loan from related party	7,647	7,647
Deferred revenues	22	22
Deferred income taxes	460	444
Other long-term liabilities	62	60
Total liabilities	11,159	10,881

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.01 par value, 75,000,000 shares authorized, 42,880,983 and 42,545,702 shares issued and 42,045,983 and 41,710,702 shares outstanding at June 30, 2012 and December 31, 2011, respectively	429	425
Additional paid-in capital	289,049	288,672
Accumulated deficit	(276,578)	(275,615)
Treasury stock, 835,000 shares, at cost	(496)	(496)
Total stockholders’ equity	12,404	12,986
Total liabilities and stockholders’ equity	$23,563	$23,867

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$4,040	$3,800	$7,725	$6,046

Cost of revenues	2,109	2,123	4,152	3,571
Advertising, promotion and selling	665	633	1,306	1,065
General and administrative	1,313	1,366	2,632	2,721
Depreciation	80	81	160	165
Amortization	136	93	272	211
Contingent acquisition consideration	–	329	–	329
Total operating expenses	4,303	4,625	8,522	8,062
Operating loss	(263)	(825)	(797)	(2,016)
Other income (loss) , net	(3)	1	(3)	(3)
Interest income	1	5	2	40
Interest expense	(73)	(178)	(146)	(357)
Loss before income taxes	(338)	(997)	(944)	(2,336)
Provision for income taxes	8	10	19	20
Net loss	$(346)	$(1,007)	$(963)	$(2,356)
Loss per share:
Basic net loss	$(0.01)	$(0.02)	$(0.02)	$(0.06)
Diluted net loss	$(0.01)	$(0.02)	$(0.02)	$(0.06)
Weighted average shares used in computing loss per share:
Basic	41,879	40,463	41,786	39,277
Diluted	41,879	40,463	41,786	39,277

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(963)	$(2,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	432	376
Stock-based compensation	259	198
Provision for losses on accounts receivable	20	5
Amortization of debt issuance costs	17	15
Deferred income taxes	16	16
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable, net	(106)	(83)
Prepaid expenses and other assets	200	373
Accounts payable, accrued expenses and other liabilities	99	(1,813)
Deferred revenues	150	280
Net cash provided by (used in) operating activities	124	(2,989)
Cash flows from investing activities:
Purchases of property and equipment	(47)	(30)
Acquisitions of businesses, assets and other	(77)	(7,495)
Net cash used in investing activities	(124)	(7,525)
Cash flows from financing activities:
Repayment of borrowings from related party	–	(50)
Proceeds from exercise of stock options	119	129
Net cash provided by financing activities	119	79
Net increase (decrease) in cash and cash equivalents	119	(10,435)
Cash and cash equivalents, beginning of period	3,438	12,970
Cash and cash equivalents, end of period	$3,557	$2,535

See notes to unaudited consolidated condensed financial statements.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2012

1.	THE COMPANY

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

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Network Research	PageData
Inside Facebook	Inside Social Games	The Facebook Marketing Bible
Inside Mobile Apps	Inside Virtual Goods

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data.

•	AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals.

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos (stocklogos.com), and premium membership services.

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

The Company’s trade shows include, among others, the Semantic Tech and Business Conference, Inside Social Apps, Social Gaming Summit and the AllFacebook Marketing Conference.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

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

Segment information is presented in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting”. ASC Topic 280 is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business. The Company operates in one reportable segment. The Company is affected by seasonality as customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which together with fluctuations in online job postings, directly affects the Company’s business. The Company’s results will also be impacted by the number and type of education courses offered and by the number and size of trade shows held in each quarter. In addition, there may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

5.	ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options for employees	$137	$82	$261	$166
Restricted stock for employees	–	32	(2)	32
Total employee stock based compensation	$137	$114	$259	$198

Total employee stock-based compensation increased additional paid-in capital by $259,000 and $198,000 for the six months ended June 30, 2012 and 2011, respectively.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Six Months Ended June 30,
	2012	2011
Risk-free interest rate	0.97%	2.21%
Expected life (in years)	6.0	6.0
Dividend yield	0%	0%
Expected volatility	99%	93%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term that is equivalent to the remaining term of the stock option. WebMediaBrands had previously issued stock options with a five-year life.  The Company calculated the expected life for these stock options using historical data.   However, during the third quarter of 2010, the Company began issuing stock options with a ten-year life and, as a result, calculated the expected life using the simplified method.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2012 and 2011 was $0.63 and $1.26, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	6,994,169	$0.92
Granted	159,600	$0.90
Exercised	(454,176)	$0.26
Forfeited, expired or cancelled	(288,746)	$2.88
Outstanding at June 30, 2012	6,410,847	$0.88	5.9	$486
Vested and expected to vest at June 30, 2012	6,149,619	$0.89	5.8	$479
Exercisable at June 30, 2012	3,826,599	$0.96	4.5	$410

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $0.63 on June 29, 2012, the last trading day of the quarter. During the three months ended June 30, 2012 and 2011, the total intrinsic value of stock options exercised was $133,000 and $422,000, respectively. During the six months ended June 30, 2012 and 2011, the total intrinsic value of stock options exercised was $238,000 and $547,000, respectively.

As of June 30, 2012, there was $900,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 23 months.

The following table summarizes restricted stock activity during the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2011	132,645	$1.67
Granted	–	–
Vested	(7,077)	$1.67
Forfeited	(118,895)	$1.67
Outstanding nonvested shares at June 30, 2012	6,673	$1.67

6.	COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(346)	$(1,007)	$(963)	$(2,356)

Basic weighted average number of common shares outstanding	41,879	40,463	41,786	39,277
Effect of dilutive stock options	–	–	–	–
Total basic weighted average number of common shares and dilutive stock options	41,879	40,463	41,786	39,277

Loss per share:
Basic and diluted net loss	$(0.01)	$(0.02)	$(0.02)	$(0.06)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three and Six Months Ended June 30,
	2012	2011
Number of anti-dilutive stock options	6,411	4,768
Weighted average exercise price	$0.88	$1.05

7.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	June 30, 2012
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(332)	$472
Copyrights and trademarks	538	(137)	401
Website development costs	640	(264)	376
Non-compete agreements	97	(90)	7
Content development costs	165	(159)	6
Total	$2,244	$(982)	$1,262

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(239)	$565
Copyrights and trademarks	534	(79)	455
Website development costs	567	(174)	393
Content development costs	165	(142)	23
Non-compete agreements	109	(88)	21
Total	$2,179	$(722)	$1,457

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

Amortization expense related to intangible assets subject to amortization was $136,000 and $272,000 for the three and six months ended June 30, 2012, respectively, and $93,000 and $211,000 for the three and six months ended June 30, 2011, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2012, is expected to be as follows (in thousands):

Years Ending December 31:
2012	$258
2013	338
2014	249
2015	210
2016	121
Thereafter	86
$1,262

Unamortized Intangible Assets

The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	June 30, 2012	December 31, 2011

Domain names	$1,169	$1,169

Goodwill

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2012.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Customer overpayments	$96	$96
Accrued professional fees	112	151
Accrued property and capital taxes	34	48
Other	338	367
Total	$580	$662

9.	DEBT

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

The original principal amount of the 2009 Meckler Loan equaled the amount that was required to pay off and terminate an interest rate swap agreement between the Company and KeyBank and related transactional expenses. On September 1, 2010, WebMediaBrands entered into a Note Modification Agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the 2009 Meckler Loan for the years ended December 31, 2012 through December 31, 2013, the Company had repaid approximately $1.3 million of the 2009 Meckler Loan as of June 30, 2012.  The 2009 Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made no principal payments on the 2009 Meckler Loan during the six months ended June 30, 2012, and one principal payment in the amount of $50,000 during the six months ended June 30, 2011.

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

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $64,000 and $127,000 during the three and six months ended June 30, 2012, respectively, and $170,000 and $340,000 during the three and six months ended June 30, 2011, respectively.  There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the years ended December 31, 2012 and 2013.  There are future minimum payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

10.	INCOME TAXES

The Company recorded a provision for income taxes of $8,000 and $19,000 during the three and six months ended June 30, 2012, respectively, and $10,000 and $20,000 during the three and six months ended June 30, 2011, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of June 30, 2012 and December 31, 2011, all of which would affect the effective tax rate, if recognized, as of June 30, 2012.

11.	COMMITMENTS AND CONTINGENCIES

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of WebMediaBrands.

12.	SUBSEQUENT EVENT

On July 27, 2012, WebMediaBrands entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on June 18, 2012.  All other terms of the promissory notes remain unchanged.  Both promissory notes are described in note 9 above.

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

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, social gaming and mobile applications ecosystems that includes the following:

AppData	Inside Network Research	PageData
Inside Facebook	Inside Social Games	The Facebook Marketing Bible
Inside Mobile Apps	Inside Virtual Goods

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data.

•	AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals.

•	Community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos (stocklogos.com) and premium membership services.

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

Our trade shows include, among others, the Semantic Tech and Business Conference, Inside Social Apps, Social Gaming Summit and the AllFacebook Marketing Conference.

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

Results of Operations

Revenues

Revenues were $4.0 million for the three months ended June 30, 2012 and $3.8 million for the three months ended June 30, 2011, representing an increase of 6%. This change was primarily due to growth of our research and advertising revenues. Research revenue relates to Inside Network Inc.’s (“Inside Network”) original market research and data services, which includes AppData, Inside Virtual Goods and the Facebook Marketing Bible.

Revenues were $7.7 million for the six months ended June 30, 2012 and $6.0 million for the six months ended June 30, 2011, representing an increase of 28%. This change was primarily due to the full period impact of the acquisition of Inside Network, which we acquired in May 2011, along with continued organic growth of our advertising, trade show and education revenues.  Inside Network contributed $1.8 million to our revenues during the six months ended June 30, 2012.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Online job postings	$1,009	$1,119	$(110)	(10)%	$2,162	$2,268	$(106)	(5)%
Trade shows	1,046	1,095	(49)	(4)	1,686	1,129	557	49
Advertising	714	602	112	19	1,365	958	407	42
Education	545	536	9	2	1,087	996	91	9
Research	455	194	261	135	893	194	699	360
Other	271	254	17	7	532	501	31	6
Total	$4,040	$3,800	$240	6%	$7,725	$6,046	$1,679	28%

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $2.1 million for both the three months ended June 30, 2012 and June 30, 2011.

Cost of revenues was $4.2 million for the six months ended June 30, 2012 and $3.6 million for the six months ended June 30, 2011, representing an increase of 16%.  This change was primarily due to the full period impact of the acquisition of Inside Network, which added $748,000 to cost of revenues during the six months ended June 30, 2012, including $299,000 in trade show costs for the Inside Social Apps conference that was held during the first quarter of 2012 and $235,000 in employee-related costs.

We intend to make investments through internal development and, where appropriate opportunities arise, through acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $665,000 for the three months ended June 30, 2012 and $633,000 for the three months ended June 30, 2011, representing an increase of 5%. Advertising, promotion and selling expenses were $1.3 million for the six months ended June 30, 2012 and $1.1 million for the six months ended June 30, 2011, representing an increase of 23%. These increases were primarily due to the full period impact of the acquisition of Inside Network, which added an additional $159,000 and $313,000 to advertising, promotion, and selling expenses for the three and six months ended June 30, 2012, respectively.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.3 million for the three months ended June 30, 2012 and $1.4 million for the three months ended June 30, 2011, representing a decrease of 4%. This change was due to a decrease in professional fees of $125,000 that was partially offset by an increase in employee-related costs of $45,000 that was primarily related to the acquisition of Inside Network. General and administrative expenses were $2.6 million for the six months ended June 30, 2012 and $2.7 million for the six months ended June 30, 2011, representing a decrease of 3%. This change was due to a decrease in professional fees of $199,000 that was partially offset by an increase in employee-related costs of $120,000 that was primarily related to the acquisition of Inside Network. Professional fees of $147,000 and $177,000 for the three and six months ended June 30, 2011, respectively, were associated with the acquisition of Inside Network.

Depreciation and amortization

Depreciation expense was $80,000 for the three months ended June 30, 2012 and $81,000 for the three months ended June 30, 2011, representing a decrease of 1%. Depreciation expense was $160,000 for the six months ended June 30, 2012 and $165,000 for the six months ended June 30, 2011, representing a decrease of 3%. These decreases were due primarily to certain assets becoming fully depreciated.

Amortization expense was $136,000 for the three months ended June 30, 2012 and $93,000 for the three months ended June 30, 2011, representing an increase of 46%. Amortization expense was $272,000 for the six months ended June 30, 2012 and $211,000 for the six months ended June 30, 2011, representing an increase of 29%.  These increases were due primarily to the acquisition of Inside Network.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Contingent acquisition consideration

During the fourth quarter of 2009, we entered into two asset purchase agreements. Both of the purchase agreements included a two year earn-out that could result in additional cash consideration. We recorded a liability of $1.6 million as of December 31, 2009 for the estimated consideration to be paid. During the three months ended June 30, 2011, we made our final earn-out payment related to these acquisitions. The total additional cash consideration we paid during the two year earn-out period was $1.9 million and resulted in $329,000 being recorded as contingent acquisition consideration during the three and six months ended June 30, 2011.

Other income (loss), net

Other loss was $3,000 during the three and six months ended June 30, 2012.  Other income for the three months ended June 30, 2011 was $1,000 and other loss for the six months ended June 30, 2011 was $3,000.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2012 vs. 2011		Six Months Ended June 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
Interest income	$1	$5	$(4)	(80)%	$2	$40	$(38)	(95)%
Interest expense	(73)	(178)	105	59	(146)	(357)	211	59

Interest expense during the three and six months ended June 30, 2012 and 2011 relates primarily to costs associated with our loans from a related party. The reduction in interest expense during the three and six months ended June 30, 2012 was due to the Note Modification Agreement that we entered into on September 1, 2010. See “Related Party Transactions” for a description of the loans and Note Modification Agreement.

Provision for income taxes

We recorded a provision for income taxes of $8,000 and $19,000 during the three and six months ended June 30, 2012, respectively, and $10,000 and $20,000 during the three and six months ended June 30, 2011, respectively.

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

The total amount of unrecognized tax benefits was $85,000 as of June 30, 2012 and December 31, 2011, all of which would affect the effective tax rate, if recognized, as of June 30, 2012.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2012 vs. 2011
	2012	2011	$	%
Operating cash flows	$124	$(2,989)	$3,113	104%
Investing cash flows	(124)	(7,525)	7,401	98
Financing cash flows	119	79	40	51

	As of		2012 vs. 2011
	June 30, 2012	December 31, 2011	$	%
Cash and cash equivalents	$3,557	$3,438	$119	3%
Working capital	1,534	1,794	(260)	(14)
Loan from related party	7,647	7,647	–	–

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Online images and Internet.com businesses, as well as credit agreements and cash flows from operating activities.

Operating activities. The change from cash used in operating activities of $3.0 million during the six months ended June 30, 2011 to cash provided by operating activities of $124,000 for the same period of 2012 was primarily due to a reduction in operating losses that was driven by an increase in our revenues.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions we complete. Net cash used in investing activities during the six months ended June 30, 2012, related primarily to the purchase of certain assets and website development costs.  Net cash used in investing activities during the six months ended June 30, 2011, related primarily to the acquisition of Inside Network.

Financing activities. Cash provided by financing activities during the six months ended June 30, 2012 related to stock option exercises. Cash provided by financing activities during the six months ended June 30, 2011 related primarily to stock option exercises offset by a repayment of borrowings from a related party.

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

The original principal amount of the 2009 Meckler Loan equaled the amount required to pay off and terminate an interest rate swap agreement between us and KeyBank and related transactional expenses. On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the 2009 Meckler Loan for the years ended December 31, 2012 through December 31, 2013, we had repaid approximately $1.3 million of the 2009 Meckler Loan as of June 30, 2012.  The 2009 Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made no principal payments during the six months ended June 30, 2012 and one principal payment on the 2009 Meckler Loan totaling $50,000 during the six months ended June 30, 2011.

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

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $64,000 and $127,000 during the three and six months ended June 30, 2012, respectively, and $170,000 and $340,000 during the three and six months ended June 30, 2011, respectively.  There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the years ended December 31, 2012 and 2013. There are future minimum principal payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

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

Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) under the supervision and with the participation of its management including the Company’s  Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2012 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1	RISK FACTORS

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

WebMediaBrands Inc.

Dated: August 8, 2012	/s/ Alan M. Meckler
Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

