Form 10-Q
period 2012-09-30
WEBMEDIABRANDS INC.
filed 2012-11-05
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 1, 2012 was 6,013,165.

WebMediaBrands Inc.

WebMediaBrands Inc.

Consolidated Condensed Balance Sheets

September 30, 2012 and December 31, 2011

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,479	$3,438
Accounts receivable, net of allowances of $37 and $11, respectively	617	489
Prepaid expenses and other current assets	583	575
Total current assets	3,679	4,502

Property and equipment, net of accumulated depreciation of $1,582 and $1,350, respectively	346	477
Intangible assets, net	2,403	2,626
Goodwill	15,116	15,116
Investments and other assets	794	1,146
Total assets	$22,338	$23,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$362	$367
Accrued payroll and related expenses	397	391
Accrued expenses and other current liabilities	476	662
Deferred revenues	1,555	1,288
Total current liabilities	2,790	2,708

Loan from related party	7,647	7,647
Deferred revenues	20	22
Deferred income taxes	470	444
Other long-term liabilities	63	60
Total liabilities	10,990	10,881

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,128,879 and 6,077,957 shares issued and 6,009,594 and 5,958,672 shares outstanding at September 30, 2012 and December 31, 2011, respectively	61	61
Additional paid-in capital	289,543	289,036
Accumulated deficit	(277,760)	(275,615)
Treasury stock, 119,285 shares at cost	(496)	(496)
Total stockholders’ equity	11,348	12,986
Total liabilities and stockholders’ equity	$22,338	$23,867

See notes to unaudited consolidated condensed financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 5 to the unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$2,917	$3,008	$10,642	$9,054
Cost of revenues	1,678	1,686	5,830	5,257
Advertising, promotion and selling	614	472	1,920	1,537
General and administrative	1,306	1,359	3,938	4,080
Depreciation	78	77	238	242
Amortization	137	160	409	371
Contingent acquisition consideration	–	–	–	329
Total operating expenses	3,813	3,754	12,335	11,816
Operating loss	(896)	(746)	(1,693)	(2,762)
Other loss, net	(213)	(4)	(216)	(7)
Interest income	1	1	3	41
Interest expense	(63)	(178)	(209)	(535)
Loss before income taxes	(1,171)	(927)	(2,115)	(3,263)
Provision (benefit) for income taxes	11	(437)	30	(417)
Net loss	$(1,182)	$(490)	$(2,145)	$(2,846)
Loss per share:
Basic net loss	$(0.20)	$(0.08)	$(0.36)	$(0.49)
Diluted net loss	$(0.20)	$(0.08)	$(0.36)	$(0.49)
Weighted average shares used in computing loss per share:
Basic	6,009	6,082	5,983	5,765
Diluted	6,009	6,082	5,983	5,765

See notes to unaudited consolidated condensed financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 5 to the unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,145)	$(2,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	613
Stock-based compensation	380	372
Other, net	210	(3)
Amortization of debt issuance costs	27	22
Deferred income taxes	25	(422)
Provision for losses on accounts receivable	27	15
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable, net	(155)	(53)
Prepaid expenses and other assets	130	434
Accounts payable, accrued expenses and other liabilities	(195)	(566)
Deferred revenues	265	309
Net cash used in operating activities	(784)	(2,125)
Cash flows from investing activities:
Purchases of property and equipment	(91)	(39)
Acquisitions of businesses, assets and other	(186)	(9,020)
Net cash used in investing activities	(277)	(9,059)
Cash flows from financing activities:
Deft issuance costs	(23)	–
Repayment of borrowings from related party	–	(50)
Proceeds from exercise of stock options	125	144
Net cash provided by financing activities	102	94
Net decrease in cash and cash equivalents	(959)	(11,090)
Cash and cash equivalents, beginning of period	3,438	12,970
Cash and cash equivalents, end of period	$2,479	$1,880

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2012

1. THE COMPANY

WebMediaBrands Inc. (“WebMediaBrands” or the “Company”) is an Internet media company that provides content, education and career services to social media, traditional media and creative professionals through a portfolio of vertical online properties, communities and trade shows.  The Company’s online business includes:

•	mediabistro.com, a blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, advertising, public relations, publishing, design and mobile that includes the following:

10,000Words	AppNewser	GalleyCat	SocialTimes
AgencySpy	FishbowlDC	LostRemote	TVNewser
AllFacebook AllTwitter	FishbowlLA FishbowlNY	MediaJobsDaily PRNewser	TVSpy UnBeige

The mediabistro.com business also includes an industry-leading job board for media and creative professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Social Games	PageData
Inside Facebook	Inside Virtual Goods	Social App Research Service
Inside Mobile Apps	Mobile App Research Service	The Facebook Marketing Bible

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data; and

•	AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals that includes the following:

AdsoftheWorld BrandsoftheWorld Creativebits	DynamicGraphics Graphics.com GraphicsDesignForum	LiquidTreat StockLogos

The Company’s online business also includes community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos (stocklogos.com), and premium membership services.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future interim period.  These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2011.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The unaudited consolidated condensed financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries: Mediabistro.com Inc., a Delaware corporation, and Inside Network, Inc., a California corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, amending ASU No. 2011-08: “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.”   The amended guidance is related to indefinite-lived intangibles by providing entities an option to use a qualitative approach to test these assets for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, then the entity must perform a quantitative impairment test. This amendment is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its financial statements.

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

5. REVERSE STOCK SPLIT AND AUTHORIZED COMMON STOCK

On August 16, 2012 (“Effective Date”), the Company amended its Amended and Restated Certificate of Incorporation to reduce the number of shares of common stock the Company is authorized to issue and to effect a one-for-seven reverse stock split of the Company's issued common stock. On the Effective Date, the number of shares of common stock, par value $0.01 per share, the Company is authorized to issue decreased to 18,750,000 shares from 75,000,000 shares. As a result of the reverse stock split, each seven shares of common stock issued on the Effective Date were combined and converted into one share of common stock, par value $0.01 per share. Any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split became entitled to receive a cash payment in lieu of such fractional share. Each stockholder's percentage ownership in the Company and proportional voting power remained unchanged after the reverse stock split, except for minor changes and adjustments resulting from the treatment of fractional shares. Immediately prior to the effectiveness of the reverse stock split, 42,902,316 shares of common stock were issued. Immediately after the reverse stock split, 6,128,879 shares of common stock were issued. Trading of WebMediaBrands's common stock on The Nasdaq Capital Market began on a split-adjusted basis at the open of trading on August 17, 2012.  The ticker symbol remains "WEBM".

6 . ACCOUNTING FOR STOCK-BASED COMPENSATION

Shares outstanding and per share data below have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 5 above.

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options for employees	$120	$117	$381	$283
Restricted stock for employees	1	57	(1)	89
Total employee stock-based compensation	$121	$174	$380	$372

Stock-based compensation increased additional paid-in capital by $380,000 during the nine months ended September 30, 2012.

The Company estimates the fair value of each stock option grant using the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following assumptions used for grants during the periods presented:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.93%	1.35%
Expected life (in years)	6.0	6.0
Dividend yield	0%	0%
Expected volatility	99%	94%

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

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $4.20 and $5.60, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	999,344	$6.44
Granted	24,609	$6.08
Exercised	(67,953)	$1.84
Forfeited, expired or cancelled	(84,679)	$4.65
Outstanding at September 30, 2012	871,321	$6.23	5.6	52,000
Vested and expected to vest at September 30, 2012	842,272	$6.27	5.5	52,000
Exercisable at September 30, 2012	615,621	$6.66	4.6	52,000

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $2.29 as of September 30, 2012. During the three months ended September 30, 2012 and 2011, the total intrinsic value of stock options exercised was $8,000 and $19,000, respectively.  During the nine months ended September 30, 2012 and 2011, the total intrinsic value of stock options exercised was $246,000 and $566,000, respectively.

As of September 30, 2012, there was $679,000 of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 21 months.

The following table summarizes restricted stock activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2011	18,949	$11.69
Granted	–	$–
Vested	(1,097)	$11.69
Forfeited	(16,986)	$11.69
Outstanding nonvested shares at September 30, 2012	866	$11.69

 7. COMPUTATION OF LOSS PER SHARE

Shares outstanding and per share data below have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 5 above.

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,182)	$(490)	$(2,145)	$(2,846)

Basic weighted average number of common shares outstanding	6,009	6,082	5,983	5,765
Effect of dilutive stock options	–	–	–	–
Total basic weighted average number of common shares and dilutive stock options	6,009	6,082	5,983	5,765

Loss per share:
Basic and diluted loss	$(0.20)	$(0.08)	$(0.36)	$(0.49)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Nine Months Ended September 30,
	2012	2011
Number of anti-dilutive stock options	871	773
Weighted average exercise price	$6.23	$7.21

8. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	September 30, 2012
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(379)	$425
Website development costs	747	(314)	433
Copyrights and trademarks	540	(165)	375
Content development costs	155	(154)	1
Non-compete agreements	97	(97)	–
Total	$2,343	$(1,109)	$1,234
9

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(239)	$565
Copyrights and trademarks	534	(79)	455
Website development costs	567	(174)	393
Content development costs	165	(142)	23
Non-compete agreements	109	(88)	21
Total	$2,179	$(722)	$1,457

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

Amortization expense related to intangible assets subject to amortization was $137,000 and $409,000 for the three and nine months ended September 30, 2012, respectively, and $160,000 and $371,000 for the three and nine months ended September 30, 2011, respectively. The Company expects estimated annual amortization expense for the next five years, including the remainder of 2012, to be as follows (in thousands):

Years Ending December 31:
2012	$131
2013	375
2014	285
2015	236
2016	121
Thereafter	86
$1,234

Unamortized Intangible Assets

 The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	September 30, 2012	December 31, 2011
Domain names	$1,169	$1,169

Goodwill

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2012.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued professional fees	$117	$151
Customer overpayments	96	96
Accrued property and capital taxes	34	48
Other	229	367
Total	$476	$662

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

On September 1, 2010, WebMediaBrands entered into a Note Modification Agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the 2009 Meckler Loan for the years ended December 31, 2012 through December 31, 2013, the Company had repaid approximately $1.3 million of the 2009 Meckler Loan as of September 30, 2012.  The 2009 Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. WebMediaBrands made no principal payments on the 2009 Meckler Loan during the nine months ended September 30, 2012, and one principal payment in the amount of $50,000 during the nine months ended September 30, 2011.

On November 14, 2011, the Company and Mediabistro entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate the Company’s obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year.  The Company granted Mr. Meckler a fully vested stock option to purchase 142,857 shares of the Company’s common stock (after giving effect to the August 16, 2012 one-for-seven reverse stock split) pursuant to the terms of the 2008 WebMediaBrands Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

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

On July 27, 2012, the Company entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on June 18, 2012.  All other terms of the promissory notes remain unchanged.

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $53,000 and $182,000 during the three and nine months ended September 30, 2012, respectively, and $171,000 and $513,000 during the three and nine months ended September 30, 2011, respectively.  There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the years ended December 31, 2012 and 2013.  There are future minimum payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

11. INCOME TAXES

The Company recorded a provision for income taxes of $11,000 and $30,000 during the three and nine months ended September 30, 2012, respectively. The Company recorded an income tax benefit of $437,000 and $417,000 during the three and nine months ended September 30, 2011, respectively, which was primarily due to the release of valuation allowance against the Company’s deferred income tax assets as a result of additional deferred tax liabilities that were recorded as part of the acquisition of Inside Network.

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

The total amount of unrecognized tax benefits was $85,000 as of September 30, 2012 and December 31, 2011, all of which would affect the effective tax rate, if recognized, as of September 30, 2012.

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

Overview

WebMediaBrands is an Internet media company that provides content, education and career services to media and creative professionals through a portfolio of vertical online properties, communities and trade shows. Our online business includes:

•	mediabistro.com, a blog network providing content, education, community and career resources about major media industry verticals including new media, social media, Facebook, TV news, advertising, public relations, publishing, design and mobile that includes the following:

10,000Words	AppNewser	GalleyCat	SocialTimes
AgencySpy	FishbowlDC	LostRemote	TVNewser
AllFacebook	FishbowlLA	MediaJobsDaily	TVSpy
AllTwitter	FishbowlNY	PRNewser	UnBeige

Our mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, social gaming and mobile applications ecosystems that includes the following:

AppData	Inside Social Games	PageData
Inside Facebook	Inside Virtual Goods	Social App Research Service
Inside Mobile Apps	Mobile App Research Service	The Facebook Marketing Bible

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data; and

•	AllCreativeWorld.com, a network of online properties providing content, education, community, career and other resources for creative and design professionals that include the following:

AdsoftheWorld BrandsoftheWorld Creativebits	DynamicGraphics Graphics.com GraphicsDesignForum	LiquidTreat StockLogos

Our online business also includes community, membership and e-commerce offerings including a freelance listing service, a marketplace for designing and purchasing logos (stocklogos.com) and premium membership services.

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

Recent Developments

On August 16, 2012 (“Effective Date”), we amended our Amended and Restated Certificate of Incorporation to reduce the number of shares of common stock we are authorized to issue and to effect a one-for-seven reverse stock split of issued common stock. On the Effective Date, the number of shares of common stock, par value $0.01 per share, we are authorized to issue decreased to 18,750,000 shares from 75,000,000 shares. As a result of the reverse stock split, each seven shares of common stock issued on the Effective Date were combined and converted into one share of common stock, par value $0.01 per share. Any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split became entitled to receive a cash payment in lieu of such fractional share. Each stockholder's percentage ownership in the Company and proportional voting power remained unchanged after the reverse stock split, except for minor changes and adjustments resulting from the treatment of fractional shares. Immediately prior to the effectiveness of the reverse stock split, 42,902,316 shares of common stock were issued. Immediately after the reverse stock split, 6,128,879 shares of common stock were issued. Trading of our common stock on The Nasdaq Capital Market began on a split-adjusted basis at the open of trading on August 17, 2012.  The ticker symbol remains "WEBM".

Results of Operations

Revenues

Revenues were $2.9 million for the three months ended September 30, 2012 and $3.0 million for the three months ended September 30, 2011, representing a decrease of 3%. This change was primarily due to a decrease in online job postings offset by the growth of our research and advertising revenues. Research revenue related to Inside Network’s original market research and data services, which includes AppData.

Revenues were $10.6 million for the nine months ended September 30, 2012 and $9.1 million for the nine months ended September 30, 2011, representing an increase of 18%. This change was primarily due to the full period impact of the acquisition of Inside Network, which we acquired in May 2011, along with continued organic growth of our advertising, trade show and education revenues. The acquisition of Inside Network contributed $2.4 million to our revenues during the nine months ended September 30, 2012 compared to $875,000 for the same period last year.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%

Online job postings	$895	$1,066	$(171)	(16)%	$3,057	$3,334	$(277)	(8)%
Advertising	785	704	81	12	2,150	1,662	488	29
Trade shows	112	159	(47)	(30)	1,798	1,288	510	40
Education	404	447	(43)	(10)	1,491	1,443	48	3
Research	421	371	50	13	1,314	565	749	133
Other	300	261	39	15	832	762	70	9
Total	$2,917	$3,008	$(91)	(3)%	$10,642	$9,054	$1,588	18%

Cost of revenues

Cost of revenues primarily consists of payroll and benefit costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $1.7 million for both the three months ended September 30, 2012 and September 30, 2011.

Cost of revenues was $5.8 million for the nine months ended September 30, 2012 and $5.3 million for the nine months ended September 30, 2011, representing an increase of 11%.  This change was primarily due to the full period impact of the acquisition of Inside Network, which added $1.0 million to cost of revenues during the nine months ended September 30, 2012 compared to $382,000 for the same period last year.

We intend to make investments through internal development and, where appropriate opportunities arise, through acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefit costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $614,000 for the three months ended September 30, 2012 and $472,000 for the three months ended September 30, 2011, representing an increase of 30%. The increase is primarily due to increases in employee-related costs of $91,000 and an increase in marketing-related expenses of $55,000.

Advertising, promotion and selling expenses were $1.9 million for the nine months ended September 30, 2012 and $1.5 million for the nine months ended September 30, 2012, representing an increase of 25%.  This increase was primarily due to the full period impact of the acquisition of Inside Network, which added $578,000 to advertising, promotion and selling expenses during the nine months ended September 30, 2012 compared to $97,000 for the same period last year.

General and administrative

General and administrative expenses consist primarily of payroll and benefit costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.3 million for the three months ended September 30, 2012 and $1.4 million for the three months ended September 30, 2011, representing a decrease of 4%.  This change was due to a decrease in professional fees of $116,000.

General and administrative expenses were $3.9 million for the nine months ended September 30, 2012 and $4.1 million for the nine months ended September 30, 2011, representing a decrease of 3%. This change was due to a decrease in professional fees of $315,000 that was partially offset by an increase in severance-related costs of $134,000.

Depreciation and amortization

Depreciation expense was $78,000 for the three months ended September 30, 2012 and $77,000 for the three months ended September 30, 2011, representing an increase of 1%. Depreciation expense was $238,000 for the nine months ended September 30, 2012 and $242,000 for the nine months ended September 30, 2011, representing a decrease of 2%.  This decrease was due primarily to certain assets becoming fully depreciated.

Amortization expense was $137,000 for the three months ended September 30, 2012 and $160,000 for the three months ended September 30, 2011, representing a decrease of 14%.  This decrease was due primarily to certain intangible assets becoming fully amortized. Amortization expense was $409,000 for the nine months ended September 30, 2012 and $371,000 for the nine months ended September 30, 2011, representing an increase of 10%. This increase was due primarily to the acquisition of Inside Network.

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

Other loss, net

Other loss of $213,000 and $216,000 during the three and nine months ended September 30, 2012, respectively, relates primarily to the sale of our 33% investment in Social.Media.Tracking GmbH. Other loss was $4,000 and $7,000 for the three and nine months ended September 30, 2011, respectively.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2012 vs. 2011		Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%	2012	2011	$	%
Interest income	$1	$1	$–	—%	$3	$41	$(38)	(93)%
Interest expense	(63)	(178)	115	65	(209)	(535)	326	61

Interest expense during the three and nine months ended September 30, 2012 and 2011 relates primarily to costs associated with our loans from a related party. The reduction in interest expense during the three and nine months ended September 30, 2012 was due to the 2nd Note Modification Agreement that we entered into on November 14, 2011. See “Related Party Transactions” for a description of the loans and 2nd Note Modification Agreement.

Provision (benefit) for income taxes

We recorded a provision for income taxes of $11,000 and $30,000 during the three and nine months ended September 30, 2012, respectively. We recorded an income tax benefit of $437,000 and $417,000 during the three and nine months ended September 30, 2011, respectively, which was primarily due to the release of valuation allowance against our deferred income tax assets as a result of additional deferred tax liabilities that we recorded as part of the acquisition of Inside Network.

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

The total amount of unrecognized tax benefits was $85,000 as of September 30, 2012 and December 31, 2011, all of which would affect the effective tax rate, if recognized, as of September 30, 2012.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2012 vs. 2011
	2012	2011	$	%
Operating cash flows	$(784)	$(2,125)	$1,341	63%
Investing cash flows	(277)	(9,059)	8,782	97
Financing cash flows	102	94	8	9

	As of		2012 vs. 2011
	September 30, 2012	December 31, 2011	$	%
Cash and cash equivalents	$2,479	$3,438	$(959)	(28)%
Working capital	889	1,794	(905)	(50)
Loan from related party	7,647	7,647	–	–

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Online images and Internet.com businesses, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used by operating activities decreased during the nine months ended September 30, 2012 compared to the same period of 2011 due primarily to reduced losses from operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of acquisitions we complete. Net cash used in investing activities during the nine months ended September 30, 2012 related primarily to the purchase of certain assets and website development costs. Net cash used in investing activities during the nine months ended September 30, 2011, related primarily to the acquisition of Inside Network.

Financing activities. Cash provided by financing activities during the nine months ended September 30, 2012 related to proceeds from stock option exercises partially offset by debt issuance costs incurred with the 3rd Note Modification Agreement entered into on July 27, 2012. See “Related Party Transactions” below. Cash provided by financing activities during the nine months ended September 30, 2011 related primarily to stock option exercises partially offset by a prepayment of borrowings from related parties.

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

On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.  Although there are no future minimum principal payments due under the 2009 Meckler Loan for the years ended December 31, 2012 through December 31, 2013, we had repaid approximately $1.3 million of the 2009 Meckler Loan as of September 30, 2012.  The 2009 Note is due and payable in full on May 29, 2016, and may be prepaid at any time without penalty or premium. We made no principal payments during the nine months ended September 30, 2012 and one principal payment on the 2009 Meckler Loan totaling $50,000 during the nine months ended September 30, 2011.

On November 14, 2011, we along with Mediabistro, entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year. We granted Mr. Meckler a fully vested stock option to purchase 142,857 shares of our common stock (after giving effect to the August 16, 2012 one-for-seven reverse stock split) pursuant to the terms of the 2008 WebMediaBrands Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

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

On July 27, 2012, we entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on June 18, 2012.  All other terms of the promissory notes remain unchanged.

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $53,000 and $182,000 during the three and nine months ended September 30, 2012, respectively, and $171,000 and $513,000 during the three and nine months ended September 30, 2011, respectively.  There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the years ended December 31, 2012 and 2013.  There are future minimum principal payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have material affected, or are reasonably likely to affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS None

Item 1A.	RISK FACTORS The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES Not Applicable

Item 4.	MINE SAFETY DISCLOSURES Not Applicable

Item 5.	OTHER INFORMATION Not Applicable

Item 6.	EXHIBITS The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as Amended

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculations Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2012	WebMediaBrands Inc.

/s/ Alan M. Meckler
Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

