Form 10-K
period 2012-12-31
WEBMEDIABRANDS INC.
filed 2013-03-15
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-26393

WebMediaBrands Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

(203) 662-2800

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012, based upon the last sale price of such common stock on that date as reported by the Nasdaq Capital Market was $12,120,475

The number of shares of the outstanding registrant’s Common Stock as of March 11, 2013 was 6,023,175.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

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

Overview

WebMediaBrands is an Internet media company that provides content, education and career services to social media, traditional media and creative professionals through a portfolio of vertical online properties, communities and trade shows. Our online business includes:

•	mediabistro.com, a blog network providing content, education, community resources and career resources about major media industry verticals including new media, social media, Facebook, Twitter, TV news, advertising, public relations, publishing, design and mobile that includes the following:

10,000Words	AppNewser	GalleyCat	SocialTimes
AgencySpy	FishbowlDC	LostRemote	TVNewser
AllFacebook	FishbowlLA	MediaJobsDaily	TVSpy
AllTwitter	FishbowlNY	PRNewser	UnBeige

Our mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	Inside Virtual Goods
GPlusData	Inside Social Commerce	PageData
Inside Facebook	Inside Social Games	The Facebook Marketing Bible

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data; and

•	AllCreativeWorld.com, a network of online properties providing content, education and community, career and other resources for creative and design professionals along with a marketplace for designing and purchasing logos that includes the following:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StockLogos
Creativebits	GraphicsDesignForum

Stocklogos.com is the world’s largest identity design community offering creative, high quality and affordable logos.

Our online business also includes community, membership and e-commerce offerings including a freelance listing service and premium membership services.

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

Our trade shows include, among others, Inside 3D Printing Conference & Expo, the Semantic Technology and Business Conference, Inside Social Apps Conference & Expo, Social Gambling & Gaming Summit and the AllFacebook Marketing Conference.

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

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our original content, courses, research services and trade shows. We expect to continue to develop additional revenue sources by identifying emerging services, technologies and topics of interest and by creating original content, courses, research services and trade shows for those topics through internal development and strategic acquisitions.

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and we expect to continue to pursue strategic acquisition opportunities to obtain valuable content, products, services, brands, expertise and access to new users, advertisers, clients and vendors. For example, our acquisition of Inside Network in May 2011 strengthened our position in covering the Facebook, social gaming and mobile applications ecosystems and further diversifies our revenue sources since Inside Network generates a significant percentage of its revenue from market research and data services. We believe that this acquisition has augmented our editorial coverage of social media, our online education offerings and our online job board presence in the social media space. We are not currently considering any strategic acquisitions and we have no binding commitments or agreements with respect to any such acquisitions other than those we have publicly disclosed from time to time. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate properties that are complementary to our business.

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

We focus our efforts on online advertising and promotional campaigns, including cross-promotion on our Website through advertisements, links, email and social media outlets, such as Twitter, LinkedIn and Facebook, including promotional links from third party Websites that attract demographically similar audiences.  We also use public relations, social media outlets, user groups and speaking engagements to generate publicity for our products and services.

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

Backlog

Our backlog as of December 31, 2012 and 2011 was $1.4 million and $1.7 million, respectively.    Our backlog consists of job board postings on our networks, subscriptions to our paid subscription services and attendee registrations, exhibit space and vendor sponsorships for our trade shows. We expect we will recognize substantially all of our backlog as of December 31, 2012 as revenue in 2013.

Competition

The market for job-related services, trade shows, online education and market research is intensely competitive and rapidly changing. The number of online services competing for users’ attention and spending continues to proliferate and intensify. Competitive factors include the quantity and quality of the users of our networks, editorial quality, customer service, relevance and timeliness of our research and data services, pricing and the overall strength of our offerings. We compete for users and advertisers with media and general interest and destination Websites as well as traditional media publications. In addition, our online job board competes with Monster.com and LinkedIn and other job-related sites and services, specifically through social media. Our education business competes with the education programs offered by other Internet companies and higher education institutions. Our trade shows compete for exhibitors, sponsors and attendees with other media and marketing related events, including social media and emerging technology-related events. Our market research and data services products will face increased direct and indirect competition from research firms, business consulting firms and data metrics companies as the market related to Facebook, social gaming and mobile applications ecosystems continues to evolve.

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

As of December 31, 2012, our business employed 82 full-time and 39 part-time employees.

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

As of December 31, 2012, we had an accumulated deficit of $284.3 million. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $7.8 million for the year ended December 31, 2012 and $7.6 million for the year ended December 31, 2011. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and these fluctuations could affect the market price of our common stock.

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

For the year ended December 31, 2012, our job board accounted for 28% of our revenues.  We expect that our job board will continue to account for a significant portion of our revenues. In the event that employers reduce costs and hire less, an employer may reduce or terminate its commercial relationship with us and our business, results of operations and financial condition would suffer.

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

Our research products and services focus on new and emerging technologies and services on the Internet and mobile environments, including social media platforms. The Internet and mobile environments are undergoing frequent and dramatic changes, including the introduction of new products and the obsolescence of others, shifting business strategies and revenue models, changing legal and regulatory environments, the formation of numerous new companies and high rates of growth. Because of these rapid and continuous changes in these technologies and markets, we face significant challenges in providing timely analysis and advice. Many of the industries and areas on which we focus are relatively new, and it is very difficult to provide predictions and projections as to the future marketplace, revenue models and competitive factors. In addition, many companies are unclear as to how to allocate corporate resources effectively in the Internet or mobile markets. As a result, some companies may conclude that our research products are not useful to their businesses. Further, the need to continually update our research requires the commitment of substantial financial and personnel resources.

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

We have acquired and might continue to acquire, when appropriate opportunities arise, assets, businesses and content as a key component of our growth strategy. We might not be successful in identifying appropriate acquisition opportunities and, as a result, our growth strategy could be adversely affected. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of the acquisition successfully or finance the transaction. In order to finance any strategic acquisitions, one or more of which could be very significant to our company, we might have to incur indebtedness, use our existing cash, enter into new credit facilities and/or issue equity securities or stock options. We might be unable to obtain adequate financing for acquisitions on terms and conditions acceptable to us. In order to finance acquisitions, we may sell equity securities at a discount to our common stock’s market value. Any issuance of equity securities or stock options could result in substantial dilution to existing stockholders, particularly if there is any discount to our common stock’s market price. Any future acquisition or investment might result in amortization expenses related to intangible assets. If the market price for acquisition targets increases, or if we fail to acquire desired targets for this or any other reason, our business might fail to grow at historical rates or at all, and, as a result, our stock price could fluctuate or decline.

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

Our quarterly revenues and operating results are difficult to predict and often fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of the year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows or education courses we hold in each quarter. In addition, trade shows or education courses held in one period in the current year might be held in a different period in future years. Furthermore, Internet user traffic typically drops during the summer months and during certain holiday periods, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, business and media professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period.

Additionally, we completed the sale of our Jupiterimages business in February 2009 and the sale of the assets related to our Internet.com business in November 2009, and we have made a number of acquisitions in recent years, including the acquisition of Inside Network, Inc. in May 2011, all of which make it difficult to analyze our results and to compare them from period to period. Any future acquisitions or dispositions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

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

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in recording a significant amount of goodwill and/or intangible assets on our financial statements. We had $11.9 million of goodwill and net intangible assets as of December 31, 2012. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We might not realize the full value of the goodwill and/or intangible assets. As a result, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we might do if appropriate circumstances arise, we might record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, our stock price could fluctuate or decline.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

Our operations are dependent on our communications systems and computer hardware, most of which are located in data centers at our Norwalk, Connecticut location. These systems could be damaged by fire, floods, earthquakes, hurricanes, blizzards and other natural disasters, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and might not adequately compensate us for any losses that occur. In addition, natural disasters, terrorist acts or acts of war could harm our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at our trade shows, which could adversely impact our revenues, costs and expenses and financial position. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot be predicted, and could cause our stock price to fluctuate or decline. We are predominantly uninsured for losses and interruptions to our systems or cancellations of trade shows caused by terrorist acts and acts of war.

System failures and other events may prohibit users from accessing our networks or Websites, which could reduce traffic on our networks or Websites and result in decreased capacity for advertising space and reduced revenues.

Our networks and Websites must accommodate a high volume of traffic and deliver frequently updated information. They have in the past experienced, and may in the future experience, slower response times or decreased traffic for a variety of reasons. Since we became a public company in 1999, there have been instances where our online networks as a whole, or our Websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third party Internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches. We also depend on information providers to provide information and data feeds on a timely basis. Some of the services in our networks or Websites could experience temporary interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers and online service providers for access to our online networks or Websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our Websites. Any of these problems could result in less traffic to our Websites or harm the perception of our networks or Websites as reliable sources of information. Less traffic on our Websites or periodic interruptions in service could have the effect of reducing advertising delivery on our Websites, registration to our trade shows, registration to our educational course offerings and access to products and services thereby reducing our advertising revenues and reducing the ability to package products or service, which could reduce revenue related to those services.

Our network operations may be vulnerable to hacking, viruses and other disruptions, which may make our products and services less attractive and reliable and could result in increased costs and reduced revenues.

Internet usage could decline if any compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our Websites. We may be required to expend capital and other resources to protect our Websites against hackers. Our Websites could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our Websites to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our Websites is critical to servicing our users, advertising clients and access to products and services. Our inability to provide continuous access to our Websites could cause some of our clients to discontinue purchasing our products and services and/or prevent or deter our users from accessing our Websites.

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

We depend primarily on our trade show personnel to organize trade shows, our education department to design and coordinate course offerings and our direct sales force to sell advertising on our Websites. This dependence involves a number of risks, including:

•	the need to increase the size of our trade show personnel, education department and direct sales force;

•	the need to hire, retain, integrate and motivate trade show, education and sales personnel;

•	lack of experience or effectiveness of trade show, education and sales personnel; and

•	competition from other companies in hiring and retaining personnel.

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

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $1.40 per share to $505.75 per share since our initial public offering in June 1999 (adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012). The stock market has experienced extreme price and volume fluctuations, and the market prices of securities of Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and divert our management’s attention and resources.

We might not be able to remain listed on The NASDAQ Stock Market.

In September 2011, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  In order to regain compliance with the listing requirements, in March 2012 we transferred our securities to The NASDAQ Capital Market and in August 2012 we conducted a reverse stock split and regained compliance with the minimum closing bid continued listing requirement. We are currently in compliance with the standards of The NASDAQ Capital Market. However, there can be no assurance that we will be able to continue to satisfy the requirements to maintain a continued listing on The NASDAQ Capital Market. The liquidity and market price of our stock would be adversely affected if we are unable to maintain our continued listing on The NASDAQ Capital Market.

Because our stock ownership is heavily concentrated with Alan M. Meckler, our Chairman and CEO, Mr. Meckler will be able to influence matters requiring stockholder approval.

As of March 11, 2013, Alan M. Meckler beneficially owned 40% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership might delay or prevent a change in control of our company that some investors might deem to be in the best interests of the stockholders.

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

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations might subject us to additional state sales and other taxes. If one or more local, state or foreign jurisdictions impose sales tax collection obligations on us, our sales into such state or jurisdiction might decrease because the effective cost of purchasing goods from us increases for those residing in these states or jurisdictions. We might incur significant financial and organizational burdens in order to set up the infrastructure required to comply with applicable tax regulations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table sets forth a list of our current office locations:

Locations	Square Feet	Termination Date	Use
Leased and Occupied
Norwalk, CT	6,600	October 2013	Administrative, sales and IT
New York, NY San Francisco, CA	16,000 1,085	January 2019 February 2014	Sales, editorial and IT Editorial and research

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

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 3 to the consolidated condensed financial statements included in Item 8 of this Form 10-K.

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

	High	Low
Year ended December 31, 2011
First Quarter	$13.65	$7.77
Second Quarter	$13.23	$8.12
Third Quarter	$9.66	$4.13
Fourth Quarter	$5.32	$2.52

Year ended December 31, 2012
First Quarter	$9.80	$2.94
Second Quarter	$8.12	$3.92
Third Quarter	$5.25	$2.14
Fourth Quarter	$2.67	$1.57

Year ending December 31, 2013
First Quarter (through March 11, 2013)	$2.35	$1.53

As of March 11, 2013, there were 59 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

RECENT PURCHASES OF SECURITIES

From inception through December 31, 2012, we have repurchased 119,285 shares of our common stock pursuant to publicly announced repurchase plans as follows:

Date	Total # of shares purchased	Average price paid per share
September 2002	9,285	$11.41
October 2011	110,000	$3.55

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	850,701	$5.88	262,021
Equity compensation plans not approved by security holders	—	—	—
Total	850,701	$5.88	262,021

ITEM 6.	SELECTED FINANCIAL DATA

 As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

WebMediaBrands is an Internet media company that provides content, education and career services to social media, traditional media and creative professionals through a portfolio of vertical online properties, communities and trade shows. Our online business includes:

•	mediabistro.com, a blog network providing content, education, community resources and career resources about major media industry verticals including new media, social media, Facebook, Twitter, TV news, advertising, public relations, publishing, design and mobile that includes the following:

10,000Words	AppNewser	GalleyCat	SocialTimes
AgencySpy	FishbowlDC	LostRemote	TVNewser
AllFacebook	FishbowlLA	MediaJobsDaily	TVSpy
AllTwitter	FishbowlNY	PRNewser	UnBeige

The mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	Inside Virtual Goods
GPlusData	Inside Social Commerce	PageData
Inside Facebook	Inside Social Games	The Facebook Marketing Bible

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data; and

•	AllCreativeWorld.com, a network of online properties providing content, education and community, career and other resources for creative and design professionals along with a marketplace for designing and purchasing logos that includes the following:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StockLogos
Creativebits	GraphicsDesignForum

Stocklogos.com is the world’s largest identity design community offering creative, high quality and affordable logos.

Our online business also includes community, membership and e-commerce offerings including a freelance listing service and premium membership services.

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

Our trade shows include, among others, Inside 3D Printing Conference & Expo, the Semantic Technology and Business Conference, Inside Social Apps Conference & Expo, Social Gambling & Gaming Summit and the AllFacebook Marketing Conference.

Our businesses cross-leverage and cross-promote our content, product and service offerings. For example, users of our Websites read our content, search for jobs on our job boards, attend our trade shows, subscribe to and purchase products and services and take continuing education courses.

We generate revenues from:

•	fees charged for online job postings;

•	advertising on our Websites and e-mail newsletters;

•	attendee registration fees for our online and in-person education courses and online conferences;

•	fees for social media-related market research and data services products;

•	attendee registration fees to our trade shows;

•	exhibition space fees and vendor sponsorships to our trade shows;

•	subscription sales from our paid membership services; and

•	granting rights to use logos that are downloaded from our stocklogos.com website.

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

Acquisition

On May 11, 2011, we acquired all of the shares of Inside Network, Inc. (“Inside Network”) for $7.5 million in cash plus an aggregate of 597,590 newly issued shares of our common stock to the stockholders of Inside Network.

Results of Operations

Revenues

Revenues were $14.0 million for the year ended December 31, 2012 and $12.4 million for the year ended December 31, 2011, representing an increase of 12%. This change was primarily due to the growth of our research, trade show, and advertising revenues offset by the reduction in job postings. Research revenues relate to Inside Network’s original market research and data services, which includes AppData. The acquisition of Inside Network contributed $3.2 million to our revenues during the year ended December 31, 2012 compared to $1.5 million for the same period in 2011.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Year Ended December 31,		2012 vs. 2011
	2012	2011	$	%
Online job postings	$3,861	$4,263	$(402)	(9)%
Advertising	2,751	2,339	412	18
Trade shows	2,491	1,849	642	35
Education	1,998	2,000	(2)	–
Research	1,733	962	771	80
Other	1,128	1,016	112	11
Total	$13,962	$12,429	$1,533	12%

Other revenues include subscription sales from our paid membership services and sales of logos through stocklogos.com.

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $7.9 million for the year ended December 31, 2012 and $7.2 million for the year ended December 31, 2011, representing an increase of 11%. This change was primarily due to the full period impact of the acquisition of Inside Network, which contributed $1.4 million to cost of revenues during the year ended December 31, 2012 compared to $567,000 for the same period in 2011.

We intend to make investments through internal development and, where appropriate opportunities arise, through targeted asset acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefit costs for sales and marketing personnel, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $2.7 million for the year ended December 31, 2012 and $2.1 million for the year ended December 31, 2011, representing an increase of 29%. This change was primarily due to the full period impact of the acquisition of Inside Network, which contributed $787,000 to advertising, promotion and selling expenses during the year ended December 31, 2012 compared to $196,000 for the same period in 2011.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $5.1 million for the year ended December 31, 2012 and $5.5 million for the year ended December 31, 2011, representing a decrease of 7%.  This decrease was due primarily to a decrease in stock-based compensation of $391,000 and a decrease in acquisition-related costs of $312,000 offset by an increase in severance-related costs of $134,000. Stock-based compensation during the year ended December 31, 2011 included $460,000 in non-cash expense related to the issuance of a fully vested option to purchase 142,858 shares of common stock to our Chief Executive Officer, Alan M. Meckler. See Related Party Transactions below for further information. Acquisition-related costs during the year ended December 31, 2011 related primarily to the acquisition of Inside Network.

Depreciation and amortization

Depreciation expense was $309,000 and $319,000 for the years ended December 31, 2012 and 2011, respectively, representing a decrease of 3%.  This decrease was due primarily to certain assets becoming fully depreciated.

Amortization expense was $540,000 and $513,000 for the years ended December 31, 2012 and 2011, respectively, representing an increase of 5%.  This increase was due primarily to the acquisition of Inside Network.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

During the years ended December 31, 2012 and 2011, in conjunction with our annual impairment test, we identified indicators that our goodwill was impaired. These indicators included a decline in our stock price. As a result, for the years ended December 31, 2012 and 2011, we recorded a non-cash impairment charge of $5.5 million and $8.3 million, respectively, to reduce the carrying amount of goodwill to fair value.

Contingent acquisition consideration

During the fourth quarter of 2009, we entered into two asset purchase agreements. Both of these purchase agreements included a two year earn-out that could require us to pay additional cash consideration. We recorded a liability of $1.6 million as of December 31, 2009 for the estimated consideration to be paid. During the year ended December, 31, 2011, we made our final earn-out payment related to these acquisitions. The total additional cash consideration we paid during the two year earn-out period was $1.9 million and resulted in $329,000 being recorded as contingent acquisition consideration during the year ended December 31, 2011.

Other loss, net

Other loss of $240,000 for the year ended December 31, 2012 was primarily related to the sale of our 33% investment in Social.Media.Tracking GmbH. Other loss of $9,000 for the year ended December 31, 2011 was primarily related to foreign currency transaction losses.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,		2012 vs. 2011
	2012	2011	$	%
Interest income	$4	$86	$(82)	(95)%
Interest expense	$(271)	$(657)	$386	59

Interest expense during the years ended December 31, 2012 and 2011 relates primarily to costs associated with our loans from a related party. The reduction in interest expense during the year ended December 31, 2012 was due to the 2nd Note Modification the Company entered into on November 14, 2011 along with the 3rd Note Modification Agreement that was entered into on July 27, 2012. See “Related Party Transactions” for a description of the loans and the 2nd and 3rd Note Modification Agreements.

Provision (benefit) for income taxes

We recorded an income tax provision of $34,000 during the year ended December 31, 2012 and an income tax benefit of $403,000 during the year ended December 31, 2011. During the year ended December 31, 2012, the income tax provision consisted primarily of additional income tax expense for tax amortization on indefinite lived assets. During the year ended December 31, 2011, the income tax benefit consisted primarily of a $444,000 income tax benefit, which was due to the release of valuation allowance against deferred income tax assets as a result of additional deferred income tax liabilities that we recorded as part of our acquisition of Inside Network. This income tax benefit was partially offset by $34,000 of additional income tax expense for tax amortization on indefinite lived assets and $7,000 of additional income tax expense for uncertain tax positions.

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

The total amount of unrecognized tax benefits was $100,000 as of December 31, 2012 and $85,000 as of December 31, 2011, all of which would affect the effective tax rate, if recognized, as of December 31, 2012.

At December 31, 2012, we had deferred income tax assets associated with federal and state net operating loss (“NOL”) carryforwards of $27.1 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established an additional valuation allowance of $1.1 million against the deferred income tax assets attributable to NOL carryforwards during 2012.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

			2012 vs. 2011
For the Year Ended December 31:	2012	2011	$	%
Operating cash flows	$(1,143)	$(1,843)	$700	38%
Investing cash flows	$(205)	$(9,119)	$8,914	98%
Financing cash flows	$120	$1,430	$(1,310)	(92)%

As of December 31:
Cash and cash equivalents	$2,210	$3,438	$(1,228)	(36)%
Working capital	$292	$1,794	$(1,502)	(84)%
Loan from related party	$7,647	$7,647	$–	–%

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Online images and Internet.com businesses in 2009, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities decreased during 2012 compared to 2011 due primarily to reduced losses from operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated.  Net cash used in investing activities during 2012 related primarily to the purchase of certain assets and website development costs.  Net cash used in investing activities during 2011 related primarily to the acquisition of Inside Network.

Financing activities. Cash provided by financing activities during 2012 relates primarily to proceeds from stock option exercises partially offset by debt issuance costs incurred with the 3rd Note Modification Agreement entered into on July 27, 2012. See “Related Party Transactions” below. Cash provided by financing activities during 2011 relates primarily to borrowings from a related party partially offset by the purchase of common stock pursuant to our repurchase plan.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire content that is complementary to our business. We expect to finance any near-term acquisitions with cash on hand.

Our existing cash balances might decline during 2013 in the event of a downturn in the economy or changes in our planned cash outlay. However, we believe the remaining cash flow together with our existing cash balances, our current business plan and our current revenue prospects will be sufficient to meet the working capital and operating requirements of our business for at least the next 12 months.

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

To fund the 2009 Meckler Loan, Mr. Meckler used a portion of the proceeds of a residential mortgage loan that Bank of America, N.A. (“BOA”) granted to Mr. Meckler and Mrs. Ellen L. Meckler (the “BOA Loan”). Pursuant to a Collateral Assignment of the 2009 Note dated May 29, 2009, by Mr. Meckler to BOA, Mr. Meckler collaterally assigned the 2009 Note to BOA as additional collateral for the BOA Loan. Payment terms of the 2009 Meckler Loan reflect pass through of the BOA Loan payment terms (excluding those funds borrowed pursuant to the BOA Loan for Mr. Meckler’s personal use). As a result, the interest rate, amortization schedule and maturity date of each loan are identical.

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

On November 14, 2011, we along with Mediabistro, entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year. We granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of our common stock (after giving effect to the August 16, 2012 one-for-seven reverse stock split) pursuant to the terms of the 2008 WebMediaBrands Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, we, along with our wholly owned subsidiaries, Mediabistro and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, Mediabistro and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “WEBM Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”), and together with the 2011 Note, the WEBM Security Agreement and the 2nd IP Security Agreement, (the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of Mediabistro and Inside Network owned by the Company.

In the 2011 Note, Mr. Meckler loaned us $1,750,000 (the “2011 Meckler Loan”).  The interest rate of the 2011 Note at the time of the loan was 3.10% per annum.  Interest on the outstanding principal amount is due and payable monthly until August 2014.  Thereafter, principal and interest is due and payable in equal monthly installments, with the outstanding principal amount, together with all accrued interest thereon, due and payable on August 18, 2016.  The 2011 Note may be prepaid at any time without penalty or premium.

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

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $235,000 and $624,000 during the years ended December 31, 2012 and 2011, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the year ended December 31, 2013.  There are future minimum principal payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We test goodwill and other intangible assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, and all other long-lived assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment.” Long-lived assets, including goodwill and intangible assets were $12.1 million and $18.2 million as of December 31, 2012 and 2011, respectively.

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

As part of the 2012 and 2011 impairment analysis, we determined the fair value of our business using the income approach and the market approach.

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

Stock-based Compensation. Effective January 1, 2006, we adopted ASC Topic 718, “Compensation-Stock Compensation.” Among its provisions, ASC Topic 718 requires us to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value. The intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $252,000 and $568,000, respectively.

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

Income Taxes. We are subject to income taxes in the United States. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred income tax assets to an amount that will more likely than not be realized. Our net deferred income tax liabilities were $474,000 and $444,000 as of December 31, 2012 and 2011, respectively. A significant portion of our deferred income taxes consist of NOLs. We have NOLs totaling $143.1 million at December 31, 2012, which are available to reduce future taxes in the United States. The NOLs expire at various times between 2013 and 2030.

Significant management judgment is required in determining our income tax provision and in evaluating our tax position. We evaluate our uncertain tax positions using a two-step approach in accordance with the accounting pronouncement related to income taxes. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. Our net income tax provision was $34,000 and our net income tax benefit was $403,000 for the years ended December 31, 2012 and 2011, respectively. A change in our uncertain tax positions could have a significant impact on our results of operations. Historically, the difference between our estimates and actual results has not been material.

Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions may not be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to charge off our uncollectible accounts through an entry to bad debt expense included in general and administrative expense in our consolidated statement of operations. Our allowances for doubtful accounts at December 31, 2012 and 2011 were $16,000 and $11,000, respectively. Historically, the difference between our estimates and actual results has not been material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WebMediaBrands Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WebMediaBrands Inc.

We have audited the accompanying consolidated balance sheets of WebMediaBrands Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WebMediaBrands Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Roseland, New Jersey

March 15, 2013

WebMediaBrands Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,210	$3,438
Accounts receivable, net of allowances of $16 and $11, respectively	524	489
Prepaid expenses and other current assets	503	575
Total current assets	3,237	4,502
Property and equipment, net	268	477
Intangible assets, net	2,305	2,626
Goodwill	9,574	15,116
Investments and other assets	687	1,146
Total assets	$16,071	$23,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509	$367
Accrued payroll and related expenses	493	391
Accrued expenses and other current liabilities	649	662
Deferred revenues	1,294	1,288
Total current liabilities	2,945	2,708
Loan from related party	7,647	7,647
Deferred revenues	17	22
Deferred income taxes	474	444
Other long-term liabilities	–	60
Total liabilities	11,083	10,881
Commitments and contingencies (see note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,138,879 and 6,077,911 shares issued and 6,019,594 and 5,958,626 shares outstanding at December 31, 2012 and 2011, respectively	61	61
Additional paid-in capital	289,711	289,036
Accumulated deficit	(284,288)	(275,615)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	4,988	12,986
Total liabilities and stockholders’ equity	$16,071	$23,867

See notes to consolidated financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 3 to the consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011
Revenues	$13,962	$12,429
Cost of revenues	7,931	7,154
Advertising, promotion and selling	2,692	2,088
General and administrative	5,080	5,475
Depreciation	309	319
Amortization	540	513
Impairment	5,542	8,289
Contingent acquisition consideration	–	329
Total operating expenses	22,094	24,167
Operating loss	(8,132)	(11,738)
Other loss, net	(240)	(9)
Interest income	4	86
Interest expense	(271)	(657)
Loss before income taxes	(8,639)	(12,318)
Provision (benefit) for income taxes	34	(403)
Net loss	$(8,673)	$(11,915)
Loss per share:
Basic net loss	$(1.45)	$(2.05)
Diluted net loss	$(1.45)	$(2.05)
Weighted average shares used in computing income loss per share:
Basic	5,991	5,818
Diluted	5,991	5,818

See notes to consolidated financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 3 to the consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2011	5,426,646	$54	$281,413	$(263,700)	$(106)	$–	$17,661	$
Exercise of stock options	69,851	1	145	–	–	–	146		—
Stock-based compensation, net of forfeitures	–	–	991	–	–	–	991		—
Issuance of restricted stock, net of forfeitures of 16,176	26,806	–	–	–	–	–			—
Consultant options	–	–	10	–	–	–	10		—
Shares issued in connection with the acquisition of Inside Network	554,608	6	6,477	–	–	–	6,483
Purchase of treasury stock	–	–	–	–	(390)	–	(390)
Net loss	–	–	–	(11,915)	–	–	(11,915)		(11,915)
Balance at December 31, 2011	6,077,911	$61	$289,036	$(275,615)	$(496)	$–	$12,986		$(11,915)
Exercise of stock options	77,953	–	143	–	–	–	143		—
Stock-based compensation, net of forfeitures	–	–	528	–	–	–	528		—
Forfeiture of restricted stock	(16,985)	–	–	–	–	–	–		—
Consultant options	–	–	4	–	–		4		—
Net loss	–	–	–	(8,673)	–	–	(8,673)		(8,673)
Balance at December 31, 2012	6,138,879	$61	$289,711	$(284,288)	$(496)	$–	$4,988		$(8,673)

See notes to consolidated financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 3 to the consolidated financial statements.

WebMediaBrands Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

(in thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,673)	$(11,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	5,542	8,289
Depreciation and amortization	849	832
Stock-based compensation	528	991
Provision for losses on accounts receivable	27	15
Other, net	236	(2)
Amortization of debt issuance costs	36	28
Deferred income taxes	30	(410)
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(62)	135
Prepaid expenses and other assets	176	660
Accounts payable, accrued expenses and other liabilities	167	(702)
Deferred revenues	1	236
Net cash used in operating activities	(1,143)	(1,843)
Cash flows from investing activities:
Purchases of property and equipment	(117)	(57)
Acquisitions of businesses, assets and other	(220)	(9,062)
Proceeds from sale of assets	132	–
Net cash used in investing activities	(205)	(9,119)
Cash flows from financing activities:
Borrowings from related party	–	1,750
Purchase of treasury stock	–	(390)
Debt issuance costs	(23)	(26)
Repayment of borrowings from related party	–	(50)
Proceeds from exercise of stock options	143	146
Net cash provided by financing activities	120	1,430
Net decrease in cash and cash equivalents	(1,228)	(9,532)
Cash and cash equivalents, beginning of year	3,438	12,970
Cash and cash equivalents, end of year	$2,210	$3,438
Supplemental disclosure of cash flow:
Cash refund of income taxes	$70	$393
Cash paid for interest	$235	$629
Non-cash investing activities:
Common stock issued for acquisition	$–	555
Acquisitions of long-lived assets	$6	$9

The following schedule represents cash paid, common stock issued and liabilities assumed for the acquisition of Inside Network, Inc. (See note 4):

Fair value of assets acquired	$–	$15,162
Cash paid	–	(7,455)
Common stock issued	–	(6,483)
Total liabilities assumed	$–	$1,224

See notes to consolidated financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 3 to the consolidated financial statements.

 WebMediaBrands Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2012 and 2011

1.	THE COMPANY

WebMediaBrands Inc. ("WebMediaBrands" or the "Company") is an Internet media company that provides content, education and career services to social media, traditional media and creative professionals through a portfolio of vertical online properties, communities and trade shows. The Company's online business includes:

•	mediabistro.com, a blog network providing content, education, community resources and career resources about major media industry verticals including new media, social media, Facebook, Twitter, TV news, advertising, public relations, publishing, design and mobile that includes the following:

10,000Words	AppNewser	GalleyCat	SocialTimes
AgencySpy	FishbowlDC	LostRemote	TVNewser
AllFacebook	FishbowlLA	MediaJobsDaily	TVSpy
AllTwitter	FishbowlNY	PRNewser	UnBeige

The mediabistro.com business also includes an industry-leading job board for media and business professionals focusing on job categories such as social media, online/new media, publishing, public relations/marketing, advertising, sales, design, web development, television and more;

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	Inside Virtual Goods
GPlusData	Inside Social Commerce	PageData
Inside Facebook	Inside Social Games	The Facebook Marketing Bible

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data; and

•	AllCreativeWorld.com, a network of online properties providing content, education and community, career and other resources for creative and design professionals along with a marketplace for designing and purchasing logos that includes the following:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StockLogos
Creativebits	GraphicsDesignForum

Stocklogos.com is an identity design community offering creative and affordable logos.

The Company's online business also includes community, membership and e-commerce offerings including a freelance listing service and premium membership services.

The Company's education business features online and in-person courses and online conferences for social media and traditional media professionals. Online education conferences combine the concepts of a large-scale event and a small group educational workshop that offers attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, discussion forums, homework assignments, and small group interaction where students receive one-on-one guidance and instruction from an advisor.

The Company's trade shows include, among others, Inside 3D Printing Conference & Expo, the Semantic Technology and Business Conference, Inside Social Apps Conference & Expo, Social Gambling & Gaming Summit and the AllFacebook Marketing Conference.

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

Online advertising revenues. WebMediaBrands recognizes advertising revenue ratably in the period in which the advertising is displayed, provided that all contracted advertising impressions have been delivered, if applicable, and collection of the resulting receivable is probable. WebMediaBrands typically sells its advertising based on the delivery of a minimum number of advertising impressions or as an advertising sponsorship on a website for a fixed price.

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

Stock logos. The Company derives revenue from granting rights to use logos that are downloaded from the Company’s website, stocklogos.com. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Delivery occurs when the logo is available for downloading by the customer.

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

Cash and cash equivalents. WebMediaBrands considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, WebMediaBrands had no investments with maturities greater than three months.

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. WebMediaBrands pays a fixed interest rate of 2.975% and 2.4% on its long-term debt with its Chief Executive Officer, Alan M. Meckler. See note 10 for information regarding this related party transaction.

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

Allowance for doubtful accounts. WebMediaBrands estimates its allowance for doubtful accounts based on historical losses, existing economic conditions and specific account analysis of at-risk customers. Historical losses and existing economic conditions might not be indicative of future losses, and the impact of economic conditions on each of its customers is difficult to estimate. Should future uncollectible amounts exceed its current estimates, WebMediaBrands would be required to charge off its uncollectible accounts through an entry to bad debt expense included in general and administrative expense in its consolidated statement of operations.

Property and equipment. The Company records property and equipment at cost or at their estimated fair value at the date of acquisition if acquired during a business combination, and depreciates them over their estimated useful lives.  The Company depreciates computer equipment and software by the straight-line method over estimated useful lives of three years. The Company depreciates furniture, fixtures and equipment by the straight-line method over estimated useful lives ranging from five to ten years. The Company amortizes leasehold improvements over the shorter of their useful lives or the lease term. Amortization of leasehold improvements is included in depreciation expense.

Goodwill and other intangible assets. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed periodically for impairment.

The provisions of ASC Topic 350 require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. WebMediaBrands evaluates goodwill on a separate reporting unit basis in the fourth quarter each year. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the Company compares the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The Company would recognize an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. See note 7 for additional information.

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

Equity method for accounting for investments. WebMediaBrands accounts for investments in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures.” Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company’s proportional share of their undistributed earnings or losses. The Company reviews these investments whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. As of December 31, 2011, WebMediaBrands had a 33% investment in SMT Social.Media.Tracking GmbH (“SMT”), which began operations on February 11, 2011, and WebMediaBrands accounted for this investment under the equity method. The value of this investment as of December 31, 2011 was $341,000 and is included in investments and other assets in the Company’s consolidated balance sheets. SMT had net assets of $188,000 as of December 31, 2011 and a net loss of $10,000 for the period from inception through December 31, 2011. The Company sold this investment on September 25, 2012 for $132,000, which resulted in the Company recording a loss on investment of $209,000, included in other loss, net in the consolidated statements of operations. SMT had a net loss of $3,000 for the period from January 1, 2012 through the date of sale.

Advertising and promotion expense. WebMediaBrands expenses advertising and promotion costs as incurred. Advertising and promotion expense was $418,000 and $229,000 for the years ended December 31, 2012 and 2011, respectively.

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

Self-insurance. WebMediaBrands is self-insured for its health and welfare costs. The Company's liability for health and welfare claims includes an estimate for claims incurred but not yet reported and is limited by the Company's stop loss policy. This liability is included in accrued payroll and related expenses on the consolidated balance sheets for the years ended December 31, 2012 and 2011.

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

Recent accounting pronouncements. In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, amending ASU No. 2011-08: “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.”   The amended guidance is related to indefinite-lived intangibles by providing entities an option to use a qualitative approach to test these assets for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If it is concluded that this is the case, then the entity must perform a quantitative impairment test. This amendment is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its financial statements.

In August 2012, the FASB issued ASU No. 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB ASU 2010-22.”  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

3.	REVERSE STOCK SPLIT AND AUTHORIZED COMMON STOCK

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

4.	ACQUISITION

On May 11, 2011, WebMediaBrands entered into a stock purchase agreement with the stockholders of Inside Network, Inc. (“Inside Network”), pursuant to which the Company purchased all of the outstanding shares of capital stock of Inside Network for an aggregate purchase price comprised of $7.5 million in cash plus an aggregate of 597,590 newly issued shares of the Company's common stock.

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

The acquisition of Inside Network strengthened WebMediaBrands’s position in covering the Facebook, social gaming and mobile applications ecosystems. The acquisition of Inside Network further diversifies the Company’s revenue sources since a significant percentage of Inside Network’s revenue is generated from market research and data services. WebMediaBrands believes that the acquisition of Inside Network will augment its editorial coverage of social media, its online education offerings and its online job board presence in the social media space. These factors led the Company to allocate a significant portion of the purchase price of Inside Network to goodwill.

5.	COMPUTATION OF LOSS PER SHARE

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse split implemented on August 16, 2012 as described in note 3 to the consolidated financial statements.

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

Computations of basic and diluted loss per share for the years ended December 31, 2012 and 2011 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Net loss	$(8,673)	$(11,915)

Basic weighted average common shares outstanding	5,991	5,818
Effect of dilutive stock options	–	–
Total basic weighted average common shares and dilutive stock options	5,991	5,818

Basic and diluted loss per share	$(1.45)	$(2.05)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2012	2011
Number of anti-dilutive stock options	851	999
Weighted average exercise price	$5.88	$6.44

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Computer equipment and software	$751	$664
Furniture, fixtures and equipment	257	238
Leasehold improvements	735	925
Total	1,743	1,827
Less: Accumulated depreciation	(1,475)	(1,350)
Property and equipment, net	$268	$477

7.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$780	$(369)	$411
Customer relationships	804	(425)	379
Copyrights and trademarks	540	(194)	346
Content development costs	156	(156)	–
Total	$2,280	$(1,144)	$1,136

	December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value
Customer relationships	$804	$(239)	$565
Copyrights and trademarks	534	(79)	455
Website development costs	567	(174)	393
Content development costs	165	(142)	23
Non-compete agreements	109	(88)	21
Total	$2,179	$(722)	$1,457

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

Year Ending December 31:
2013	$386
2014	296
2015	247
2016	121
2017	61
Thereafter	25
$1,136

Unamortized Intangible Assets and Goodwill

During the years ended December 31, 2012 and 2011, in conjunction with WebMediaBrands’s annual impairment test, the Company identified indicators that its goodwill was impaired. These indicators included a decline in its stock price. As a result, the Company recorded a non-cash impairment charge of $5.5 million and $8.3 million, respectively, related to the write-down of goodwill.  These impairment charges are not tax deductible because the acquisitions that gave rise to most of the carrying value of the Company’s goodwill were structured as stock transactions.

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

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31,
	2012	2011
Domain names	$1,169	$1,169

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2012 are as follows (in thousands):

Balance as of January 1, 2011	$10,261
Goodwill acquired during year	13,483
Purchase accounting adjustments	(339)
Impairment	(8,289)
Balance as of December 31, 2011	$15,116
Impairment	(5,542)
Balance as of December 31, 2012	$9,574

Goodwill acquired during the year ended December 31, 2011 primarily relates to the Company’s acquisition of Inside Network. Purchase accounting adjustments during the year ended December 31, 2011 primarily relates to adjustments made in finalizing the purchase price of the Semantic Tech and Business Conference and SemanticUniverse blog, acquired in 2010.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred rent	$120	$51
Accrued professional fees	107	151
Customer overpayments	96	96
Accrued property and capital taxes	65	48
Other	261	316
Total	$649	$662

9.	SEGMENT INFORMATION

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

On November 14, 2011, the Company and Mediabistro entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate the Company’s obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year.  The Company granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of the Company’s common stock (after giving effect to the August 16, 2012 one-for-seven reverse stock split) pursuant to the terms of the 2008 WebMediaBrands Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

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

In the 2011 Note, Mr. Meckler loaned the Company $1,750,000 (the “2011 Meckler Loan”).  The interest rate of the 2011 Note at the time of the loan was 3.10% per annum.  Interest on the outstanding principal amount is due and payable monthly until August 2014.  Thereafter, principal and interest is due and payable in equal monthly installments, with the outstanding principal amount, together with all accrued interest thereon, due and payable on August 18, 2016.  The 2011 Note may be prepaid at any time without penalty or premium.

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

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $235,000 and $624,000 during the years ended December 31, 2012 and 2011, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the year ended December 31, 2013.  There are future minimum payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

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

12.	INCOME TAXES

WebMediaBrands’s provision (benefit) for income taxes for each of the years presented is determined in accordance with ASC Topic 740, “Income Taxes”.

Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2012	2011
United States	$(8,639)	$(12,318)
Foreign	–	–
Loss before income taxes	$(8,639)	$(12,318)

The components of the income tax provision (benefit) as shown in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Current income tax provision
Federal	$–	$3
State and local	4	4
Total current income tax provision	4	7
Deferred income tax provision (benefit)
Federal	4	(362)
State and local	26	(48)
Total deferred income tax provision (benefit)	30	(410)
Income tax provision (benefit)	$34	$(403)

A summary of WebMediaBrands’s deferred income tax assets and liabilities as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carryforward	$27,070	$25,949
Capital loss carryforward	44,579	44,579
Amortization and impairment of goodwill and long-lived assets	771	823
Depreciation of property and equipment	191	176
Reserves recorded for financial reporting purposes	34	23
Stock-based compensation	1,483	4,564
Other	969	969
Total deferred income tax assets	75,097	77,083
Less valuation allowance	(75,097)	(77,083)
Net deferred income tax assets	–	–
Deferred income tax liabilities:
Amortization of intangible assets	(474)	(444)
Total deferred income tax liabilities	(474)	(444)
Net deferred income tax liabilities	$(474)	$(444)

WebMediaBrands recorded an income tax provision of $34,000 during the year ended December 31, 2012 and an income tax benefit of $403,000 during the year ended December 31, 2011. During the year ended December 31, 2012, the income tax provision consisted primarily of additional income tax expense for tax amortization on indefinite lived assets. During the year ended December 31, 2011, the income tax benefit consisted primarily of a $444,000 income tax benefit, which was due to the release of valuation allowance against the Company’s deferred income tax assets as a result of additional deferred income tax liabilities that were recorded as part of the acquisition of Inside Network.  This income tax benefit was partially offset by $34,000 of additional income tax expense for tax amortization on indefinite lived assets and $7,000 of additional income tax expense for uncertain tax positions.

Based on current projections, management believes that it is more likely than not that WebMediaBrands will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, a valuation allowance has been established against deferred income tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional income tax provision will be incurred as the assets are amortized for income tax purposes.

At December 31, 2012, WebMediaBrands had deferred income tax assets associated with net operating loss (“NOL”) carryforwards of $27.1 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. WebMediaBrands established an additional valuation allowance of $1.1 million against the deferred income tax assets attributable to NOL carryforwards during 2012.

WebMediaBrands’s deferred income tax assets at December 31, 2012 with respect to NOLs expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2024 and 2030	$22,668	$66,671
United States (State), expiring between 2013 and 2030	4,402	76,434
Total	$27,070	$143,105

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

A reconciliation setting forth the difference between the amount of taxes computed at WebMediaBrands’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2012	2011
Income tax expense based on federal statutory rate	$(2,937)	$(4,188)
State and local tax expense, net of U.S. federal income tax	(147)	(197)
Change in valuation allowance	1,158	614
Non-deductible expenses	1,956	2,874
Other	4	494
Total	$34	$(403)

Non-deductible expenses during the years ended December 31, 2012 and 2011 relates primarily to impairment of non-deductible goodwill.

WebMediaBrands remains open for examination by the Internal Revenue Service (“IRS”) for 2009 and subsequent years. With limited exceptions, the Company is no longer subject to state and local or non-U.S. income tax audits by taxing authorities for years prior to 2008. In addition, for years prior to 2008 in which NOLs were generated, the tax authorities could adjust the NOL carryovers up to the amount of the NOL carryover.

As of December 31, 2012, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities in the consolidated balance sheet was $34,000. As of December 31, 2011, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities and other long term liabilities in the consolidated balance sheet was $37,000 and $8,000, respectively.

It is reasonably possible that a reduction in a range up to $130,000 of unrecognized income tax benefits, including income tax-related interest and penalties, may occur within the next 12 months as a result of projected resolutions of worldwide tax disputes.

The change in the value of the Company’s unrecognized tax benefits for the year ended December 31, 2012 is as follows (in thousands):

Balance as of January 1, 2012	$85
Addition for tax positions from prior years	15
Balance as of December 31, 2012	$100

The total amount of unrecognized tax benefits was $100,000 as of December 31, 2012 and $85,000 as of December 31, 2011, all of which would affect the effective tax rate, if recognized, as of December 31, 2012.

13.	COMMITMENTS AND CONTINGENCIES

WebMediaBrands has entered into operating leases for each of its office facilities. Generally under the lease agreements, WebMediaBrands is obligated to pay a proportionate share of all operating costs for these premises. Rent expense for leased facilities was $642,000 and $780,000 for the years ended December 31, 2012 and 2011, respectively, and was net of sublease income of $366,000 and $267,000 during the years ended December 31, 2012 and 2011, respectively.

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Year Ending December 31:
2013	$491
2014	645
2015	712
2016	744
2017	744
Thereafter	806
Total minimum payments	$4,142

The total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2012 are $25,000.

WebMediaBrands is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of WebMediaBrands.

14.	EMPLOYEE BENEFIT PLAN

WebMediaBrands has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. WebMediaBrands may also make contributions each year for the benefit of all eligible employees under the plan.  There were no discretionary contributions to the plan for the years ended December 31, 2012 and 2011.

15.	STOCK INCENTIVE PLAN

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 3 to the consolidated financial statements.

In April 1999, WebMediaBrands established the WebMediaBrands 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008) (the “1999 Plan”) under which WebMediaBrands may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors. The exercise price of the options granted under the 1999 Plan will not be less than the fair market value of the shares of WebMediaBrands’s common stock on the date of grant. In June 2006, the 1999 Plan was amended to increase the number of shares of WebMediaBrands common stock and options to purchase shares of WebMediaBrands common stock available for issuance thereunder to 1,714,285 shares.

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

Subject to antidilution adjustments, 262,021 shares of WebMediaBrands common stock may be issued under the 2008 Plan, and up to 850,701 shares of common stock underlying outstanding awards granted under the 1999 Plan and 2008 Plan as of December 31, 2012. These shares will be available for grants following any expiration, cancellation, forfeiture, cash settlement, or other termination of such awards.

Stock options granted in 2012 and 2011 have a 10-year term. Stock option grants generally vest equally on each of the first three anniversaries of their respective grant dates. WebMediaBrands issues new shares of common stock upon the exercise of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2012	2011
Risk-free interest rate	0.47%	1.16%
Expected life (in years)	3.96	5.61
Dividend yield	0%	0%
Expected volatility	90%	96%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  The Company calculated the expected term using the simplified method for options issued in 2011 and through the third quarter of 2012. The Company calculated the expected term for stock options issued in the fourth quarter of 2012 using historical data. In 2010, the Company began issuing stock options with a 10-year life. As a result, the Company did not have enough historical data to calculate the expected term and therefore relied on the simplified method for the calculation of the expected life until the fourth quarter of 2012.

The weighted-average grant date fair value of options granted during the years ended December, 31 2012 and 2011 was $1.85 and $3.99, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $252,000 and $568,000, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2011	370,125	$5.46
Granted	100,309	$3.22
Vested	(142,418)	$5.33
Forfeited	(91,450)	$5.66
Outstanding nonvested shares at December 31, 2012	236,566	$4.51

The following table summarizes option activity during the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	999,344	$6.44
Granted	100,309	$3.22
Exercised	(77,953)	$1.84
Forfeited or expired	(170,999)	$9.58
Outstanding at December 31, 2012	850,701	$5.88	6.00	$14,000
Vested and expected to vest at December 31, 2012	804,640	$5.55	5.83	$14,000
Exercisable at December 31, 2012	614,135	$6.40	4.85	$14,000

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $2.01 as of December 31, 2012.

Restricted stock is valued at the closing price of the Company’s stock on the date of grant. The remaining unvested shares will vest over the next 2.3 years. The following table summarizes restricted stock activity during the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2011	18,948	$11.69
Granted	–	$–
Vested	(1,184)	$11.69
Forfeited	(16,985)	$11.69
Outstanding nonvested shares at December 31, 2012	779	$11.69

Total employee stock-based compensation is as follows (in thousands):

	Year ended December 31,
	2012	2011
Stock options for employees	$527	$886
Restricted stock for employees	1	105
Total employee stock-based compensation	$528	$991

Stock-based compensation increased additional paid-in capital by $528,000 during the year ended December 31, 2012. WebMediaBrands received $143,000 and $146,000 from the exercise of stock options during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $511,000 of total unrecognized compensation costs related to nonvested stock-based compensation. The company expects to amortize these costs over a weighted-average period of 2.1 years.

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to WebMediaBrands’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2013.

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

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended.	Form 10-Q	11/05/12	3.1

3.2	Registrant’s Amended and Restated Bylaws, as amended.	Form 8-K	12/14/07	3.1

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock.	Form S-1/A	05/19/99	4.1

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers.	Form S-1/A	05/19/99	10.1

10.16	Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company.	Form 8-K	07/20/07	10.1

10.17†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008).	Form 8-K	03/07/08	10.1

10.18†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 10-Q	05/12/08	10.3

10.19†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 10-Q	05/12/08	10.4

10.21†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler.	Form 10-Q	05/12/08	10.6

10.23†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler.	Form 10-Q	05/12/08	10.8

10.25†	Registrant’s 2008 Stock Incentive Plan.	Form 8-K	06/09/08	10.1

10.26†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 8-K	06/09/08	10.2

10.27†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 8-K	06/09/08	10.3

10.28†	Severance Agreement between Registrant and Donald J. O’Neill, dated as of July 21, 2008.	Form 10-Q	08/11/08	10.13

10.43	Promissory Note, dated May 29, 2009, by WebMediaBrands Inc. and Mediabistro.com Inc. to Alan M. Meckler.	Form 8-K	06/04/09	10.1

10.44	Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.2

10.45	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.3

10.46	Pledge Agreement, dated as of May 29, 2009, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	06/04/09	10.4

10.47	Form of Blocked Account Control Agreement by and among the WebMediaBrands Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.5

10.48	Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.6

10.49	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.7

10.50	Form of Blocked Account Control Agreement by and among Mediabistro.com Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.8

10.52	Settlement and Release Agreement dated March 23, 2010, by WebMediaBrands Inc. and Getty Images, Inc.	Form 8-K	03/23/10	10.31

10.53	Note Modification Agreement effective as of September 1, 2010, by and among WebMediaBrands Inc., Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	09/01/10	10.53

10.54	Purchase and Sale Agreement for Commercial Real Estate by Agreement for Warranty Deed dated October 11, 2010, by and between WebMediaBrands Inc. and Samaritan Ministries International.	Form 10-K	03/8/11	10.51

10.54.1	Amendment to Purchase and Sale Agreement for Commercial Real Estate dated November 29, 2010, by and between WebMediaBrands Inc. and Samaritan Ministries International.	Form 10-K	03/8/11	10.54.1

10.55	Stock Purchase Agreement dated May 11, 2011, by and among WebMediaBrands Inc., certain Stockholders of Inside Network, Inc. and Justin L. Smith as Stockholder Representative.	Form 8-K	05/17/11	10.55

10.56	Form of Restricted Stock Purchase Agreement by and between WebMediaBrands Inc. and certain Stockholders of Inside Network, Inc.	Form 8-K	05/17/11	10.56

10.57†	Employment Agreement dated May 11, 2011, by and between WebMediaBrands Inc. and Justin L. Smith.	Form 8-K	05/17/11	10.57

10.58	Nominating Agreement dated May 11, 2011, by and between WebMediaBrands Inc. and Justin L. Smith.	Form 8-K	05/17/11	10.58

10.59	Support Agreement dated May 11, 2011, by and between Justin L. Smith and Alan M. Meckler.	Form 8-K	05/17/11	10.59

10.60	Promissory Note, dated November 14, 2011, issued by WebMediaBrands Inc., Mediabistro.com, Inc., and Inside Network Inc. to Alan M. Meckler.	Form 8-K	11/17/11	10.60

10.61	Security Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.61

10.62	Intellectual Property Security Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.62

10.63	Pledge Agreement, dated as of November 14, 2011, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	11/17/11	10.63

10.64	Security Agreement, dated as of November 14, 2011, by and between Inside Network Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.64

10.65	Note Modification Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc., Mediabistro.com Inc., and Alan M. Meckler	Form 8-K	11/17/11	10.65

10.66	Note Modification Agreement effective as of July 27, 2012, by and between WebMediaBrands Inc., Mediabistro.com Inc., Inside Network, Inc. and Alan M. Meckler.	Form 8-K	07/31/12	10.66

21.1	Subsidiaries of the Registrant.				X

31.1	Rule 13a-14(a)/15d-14(a) Certification.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification.				X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculations Linkbase Document				X

101.DEF	XBRL Definitions Linkbase Document				X

101.LAB	XBRL Label Linkbase Document				X

101.LAB	XBRL Presentations Linkbase Document				X

†	Compensatory plans and arrangements for executives and others

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WebMediaBrands Inc.

March 15, 2013	By:	/S/ ALAN M. MECKLER
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALAN M. MECKLER	Chairman of the Board, Chief Executive Officer and Director	March 15, 2013
Alan M. Meckler	(Principal Executive Officer)

/S/ DONALD J. O’NEILL	Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 15, 2013
Donald J. O’Neill

/S/ WAYNE A. MARTINO	Director	March 15, 2013
Wayne A. Martino

/S/ JOHN R. PATRICK	Director	March 15, 2013
John R. Patrick

/S/ WILLIAM A. SHUTZER	Director	March 15, 2013
William A. Shutzer

/S/ JUSTIN L. SMITH	Director	March 15, 2013
Justin L. Smith

