Form 10-Q
period 2013-03-31
WEBMEDIABRANDS INC.
filed 2013-05-09
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number: 000-26393

WebMediaBrands Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares the Registrant’s common stock, par value $0.01 per share, as of May 6, 2013 was 6,022,483.

WebMediaBrands Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

WebMediaBrands Inc.

Consolidated Condensed Balance Sheets

March 31, 2013 and December 31, 2012

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,626	$2,210
Accounts receivable, net of allowances of $8 and $16, respectively	451	524
Prepaid expenses and other current assets	764	503
Total current assets	2,841	3,237

Property and equipment, net of accumulated depreciation of $1,520 and $1,475, respectively	229	268
Intangible assets, net	2,245	2,305
Goodwill	9,574	9,574
Investments and other assets	673	687
Total assets	$15,562	$16,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437	$509
Accrued payroll and related expenses	311	493
Accrued expenses and other current liabilities	796	649
Deferred revenues	1,717	1,294
Total current liabilities	3,261	2,945

Loan from related party	7,647	7,647
Deferred revenues	18	17
Deferred income taxes	484	474
Total liabilities	11,410	11,083

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,141,768 and 6,138,879 shares issued and 6,022,483 and 6,019,594 shares outstanding at March 31, 2013 and December 31, 2012, respectively	61	61
Additional paid-in capital	289,799	289,711
Accumulated deficit	(285,212)	(284,288)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	4,152	4,988
Total liabilities and stockholders’ equity	$15,562	$16,071

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues	$2,520	$3,685

Cost of revenues	1,557	2,043
Advertising, promotion and selling	476	641
General and administrative	1,160	1,319
Depreciation	64	80
Amortization	109	136
Total operating expenses	3,366	4,219

Operating loss	(846)	(534)
Other loss, net	(4)	–
Interest income	1	1
Interest expense	(63)	(73)

Loss before income taxes	(912)	(606)
Provision for income taxes	12	11

Net loss	$(924)	$(617)

Loss per share:
Basic net loss	$(0.15)	$(0.10)
Diluted net loss	$(0.15)	$(0.10)
Weighted average shares used in computing loss per share:
Basic	6,023	5,956
Diluted	6,023	5,956

See notes to unaudited consolidated condensed financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven stock split implemented on August 16, 2012 as described in note 5 to the consolidated financial statements.

WebMediaBrands Inc.

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(924)	$(617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	216
Stock-based compensation	81	122
Provision for losses on accounts receivable	5	9
Other, net	3	8
Amortization of debt issuance costs	10	9
Deferred income taxes	10	9
Changes in assets and liabilities (net of businesses acquired):
Accounts receivable, net	68	(139)
Prepaid expenses and other assets	(257)	7
Accounts payable, accrued expenses and other liabilities	(123)	(55)
Deferred revenues	423	307
Net cash used in operating activities	(531)	(124)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(32)
Acquisitions of businesses and assets and other development costs	(48)	(35)
Net cash used in investing activities	(60)	(67)
Cash flows from financing activities:
Proceeds from exercise of stock options	7	44
Net cash provided by financing activities	7	44
Net decrease in cash and cash equivalents	(584)	(147)
Cash and cash equivalents, beginning of period	2,210	3,438
Cash and cash equivalents, end of period	$1,626	$3,291

See notes to unaudited consolidated condensed financial statements.

WebMediaBrands Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2013

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

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	PageData
GPlusData	Inside Social Games	The Facebook Marketing Bible
Inside Facebook

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data; and

•	AllCreativeWorld.com, a network of online properties providing content, education and community, career and other resources for creative and design professionals along with a marketplace for designing and purchasing logos that includes the following:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StockLogos
Creativebits	GraphicsDesignForum

Stocklogos.com is an identity design community offering creative and affordable logos.

The Company’s online business also includes community, membership and e-commerce offerings including a freelance listing service and premium membership services.

The Company’s education business features online and in-person courses and online conferences for social media and traditional media professionals. Online education conferences combine the concepts of a large-scale event and a small-group, educational workshop that offers attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, discussion forums, homework assignments, and small-group interaction where students receive one-on-one guidance and instruction from an advisor.

The Company’s trade shows include, among others, Inside 3D Printing Conference & Expo, Semantic Technology and Business Conference, Inside Social Apps Conference & Expo, Social Gambling & Gaming Summit and AllFacebook Marketing Conference.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of WebMediaBrands in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in WebMediaBrands’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of WebMediaBrands and its wholly-owned subsidiaries: Mediabistro.com Inc., a Delaware corporation, and Inside Network, Inc., a California corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB ASU 2010-22.”  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. This pronouncement did not have a material effect on the Company’s consolidated condensed financial statements.

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

6. ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Shares outstanding and per share data below have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 5 above.

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options for employees	$80	$124
Restricted stock for employees	1	(2)
Total employee stock-based compensation	$81	$122

Total employee stock-based compensation increased additional paid-in capital by $81,000 and $122,000 for the three months ended March 31, 2013 and 2012, respectively.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.35%	1.10%
Expected life (in years)	3.4	6.0
Dividend yield	0%	0%
Expected volatility	125%	97%

The expected stock price volatility is based on the historical volatility of WebMediaBrands’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company calculated the expected term using the simplified method for options issued through the third quarter of 2012. Since then, the Company has calculated the expected term for stock options issued using historical data. In 2010, the Company began issuing stock options with a 10-year life. As a result, the Company did not have enough historical data to calculate the expected term and therefore relied on the simplified method for the calculation of the expected life until the fourth quarter of 2012.

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $1.52 and $4.48, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	850,701	$5.88
Granted	6,000	$2.02
Exercised	(3,581)	$1.82
Forfeited, expired or cancelled	(29,124)	$5.00
Outstanding at March 31, 2013	823,996	$5.90	5.69	$–
Vested and expected to vest at March 31, 2013	781,095	$5.99	5.66	$–
Exercisable at March 31, 2013	604,986	$6.46	4.59	$–

The aggregate intrinsic value in the table above is before income taxes, based on WebMediaBrands’s closing stock price of $1.64 as of March 29, 2013, the last trading day of the quarter. During the three months ended March 31, 2013 and 2012, the total intrinsic value of stock options exercised was $2,000 and $105,000, respectively.

As of March 31, 2013, there was $408,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 1.9 years.

The following table summarizes restricted stock activity during the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2012	779	$11.69
Granted	–	$–
Vested	(87)	$11.69
Forfeited	(692)	$11.69
Outstanding nonvested shares at March 31, 2013	–	$–

7. COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net loss	$(924)	$(617)

Basic weighted average common shares outstanding	6,023	5,956
Effect of dilutive stock options	–	–
Total basic weighted average common shares and dilutive stock options	6,023	5,956

Basic and diluted loss per share	$(0.15)	$(0.10)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2013	2012
Number of anti-dilutive stock options	824	966
Weighted average exercise price	$5.90	$6.51

8. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	March 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$829	$(418)	$411
Customer relationships	797	(449)	348
Copyrights and trademarks	540	(223)	317
Total	$2,166	$(1,090)	$1,076

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$780	$(369)	$411
Customer relationships	804	(425)	379
Copyrights and trademarks	540	(194)	346
Content development costs	156	(156)	–
Total	$2,280	$(1,144)	$1,136

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website and product development costs, customer relationships and copyrights and trademarks over three to seven years and content development costs over two years.

Amortization expense related to intangible assets subject to amortization was $109,000 and $136,000 for the three months ended March 31, 2013 and 2012, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2013, is expected to be as follows (in thousands):

Years Ending December 31:
2013	$291
2014	313
2015	263
2016	123
2017	61
Thereafter	25
$1,076

Unamortized Intangible Assets

The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	March 31, 2013	December 31, 2012
Domain names	$1,169	$1,169

Goodwill

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2013.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred rent	$268	$120
Accrued professional fees	167	107
Customer overpayments	64	96
Accrued property and capital taxes	42	65
Other	255	261
Total	$796	$649

10. DEBT

On May 29, 2009, WebMediaBrands entered into a loan agreement in the amount of $7.2 million with the Company’s Chief Executive Officer, Alan M. Meckler (the “2009 Meckler Loan”).

In conjunction with the 2009 Meckler Loan, the Company (1) entered into a promissory note jointly and severally payable by the Company and its subsidiary, Mediabistro, to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement by and among the Company, Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement” and, together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

Also on November 14, 2011, WebMediaBrands  and its wholly owned subsidiaries, Mediabistro and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, Mediabistro and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “WEBM Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”) and, together with the 2011 Note, the WEBM Security Agreement and the 2nd IP Security Agreement, (the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of Mediabistro and Inside Network owned by the Company.

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

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $54,000 and $64,000 during the three months ended March 31, 2013 and 2012, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the year ended December 31, 2013.  There are future minimum payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

11. INCOME TAXES

The Company recorded a provision for income taxes of $12,000 and $11,000 during the three months ended March 31, 2013 and 2012, respectively.

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

The total amount of unrecognized tax benefits was $100,000 as of March 31, 2013 and December 31, 2012, all of which would affect the effective tax rate, if recognized, as of March 31, 2013.

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

Overview

WebMediaBrands Inc. is an Internet media company that provides content, education and career services to social media, traditional media and creative professionals through a portfolio of vertical online properties, communities and trade shows.  Our online business includes:

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

•	InsideNetwork.com, a network of online properties dedicated to providing original market research, data services, news, events and job listings on the Facebook platform, on social gaming and on mobile applications ecosystems that includes the following:

AppData	Inside Mobile Apps	PageData
GPlusData	Inside Social Games	The Facebook Marketing Bible
Inside Facebook

•	SemanticWeb.com, a blog providing content, education, community resources and career resources on the commercialization and application of Semantic Technologies, Linked Data and Big Data; and

•	AllCreativeWorld.com, a network of online properties providing content, education and community, career and other resources for creative and design professionals along with a marketplace for designing and purchasing logos that includes the following:

AdsoftheWorld	DynamicGraphics	LiquidTreat
BrandsoftheWorld	Graphics.com	StockLogos
Creativebits	GraphicsDesignForum

Stocklogos.com is a leading identity design community offering creative, high quality and affordable logos.

Our online business also includes community, membership and e-commerce offerings including a freelance listing service and premium membership services.

Our education business features online and in-person courses and online conferences for social media and traditional media professionals. Online education conferences combine the concepts of a large-scale event and a small-group, educational workshop that offers attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, discussion forums, homework assignments, and small-group interaction where students receive one-on-one guidance and instruction from an advisor.

Our trade shows include, among others, Inside 3D Printing Conference & Expo, Semantic Technology and Business Conference, Inside Social Apps Conference & Expo, Social Gambling & Gaming Summit and AllFacebook Marketing Conference.

Our businesses cross-leverage and cross-promote our content, product and service offerings. For example, users or our Websites read our content, search for jobs on our job boards, attend our trade shows, subscribe to and purchase products and services and take continuing education courses.

We generate revenues from:

•	fees charged for online job postings;

•	attendee registration fees for our online and in-person education courses and online conferences;

•	advertising on our Websites and e-mail newsletters;

•	fees for social media-related market research and data services products ;

•	attendee registration fees to our trade shows;

•	exhibition space fees and vendor sponsorships to our trade shows;

•	subscription sales from our paid membership services; and

•	granting rights to use logos that are downloaded from our stocklogos.com website.

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

Results of Operations

Revenues

Revenues were $2.5 million for the three months ended March 31, 2013 and $3.7 million for the three months ended March 31, 2012, representing a decrease of 32%. This change was primarily due to the reduced number of trade shows that were held during the first quarter of 2013. We did not run any trade shows during the three months ended March 31, 2013. By comparison, we ran three trade shows during the same period in 2012, including our Inside Social Apps trade show, which will be held during the second quarter of 2013. The decrease in advertising revenues is due in part to the consolidation of certain social media services-related companies that had previously advertised with us.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
Online job postings	$941	$1,153	$(212)	(18)%
Education	535	542	(7)	(1)
Advertising	386	651	(265)	(41)
Research	383	438	(55)	(13)
Other	268	261	7	3
Trade shows	7	640	(633)	(99)
Total	$2,520	$3,685	$(1,165)	(32)%

Other revenues include subscription sales from our paid membership services and sales of logos through stocklogos.com.

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations. Cost of revenues excludes depreciation and amortization. Cost of revenues was $1.6 million for the three months ended March 31, 2013 and $2.0 million for the three months ended March 31, 2012, representing a decrease of 24%.  This change was primarily due to a decrease in trade show costs of $372,000, as well as decreases in editorial freelance and technology consulting costs of $80,000 and employee-related costs of $79,000.

We intend to make investments through internal development and, where appropriate opportunities arise, through targeted asset acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics, trade shows or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $476,000 and $641,000 for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of 26%.  This decrease was primarily due to a decrease in employee-related costs of $90,000 and a decrease in trade show advertising costs of $53,000.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.2 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of 12%. This decrease was due primarily to a decrease in rent expense for our New York City location of $81,000, a decrease in employee-related costs of $79,000 and a decrease in stock-based compensation of $43,000, which was partially offset by an increase in professional fees of $35,000. The decrease in rent expense related to our New York City office was due to a modification of the terms of our office lease, which resulted in a reduction in the office space that we occupy.

Depreciation and amortization

Depreciation expense was $64,000 for the three months ended March 31, 2013 and $80,000 for the three months ended March 31, 2012, representing a decrease of 2%. This decrease was due primarily to certain assets becoming fully depreciated.

Amortization expense was $109,000 for the three months ended March 31, 2013 and $136,000 for the three months ended March 31, 2012, representing a decrease of 20%. This decrease was primarily due to certain intangibles becoming fully amortized.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other loss, net

Other loss was $4,000 and $0 during the three months ended March 31, 2013 and 2012, respectively.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
Interest income	$1	$1	$–	–%
Interest expense	$(63)	$(73)	$10	14%

Interest expense during the three months ended March 31, 2013 and 2012 related primarily to costs associated with our loans from a related party. The reduction in interest expense during the quarter ended March 31, 2013 was due to the 3rd Note Modification Agreement that was entered into on July 27, 2012. See “Related Party Transactions” for a description of the loans and the 3rd Note Modification Agreement.

Provision for income taxes

We recorded a provision for income taxes of $12,000 and $11,000 during the three months ended March 31, 2013 and 2012, respectively.

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

The total amount of unrecognized tax benefits was $100,000 as of March 31, 2013 and December 31, 2012, all of which would affect the effective tax rate, if recognized, as of March 31, 2013.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$	%
Operating cash flows	$(531)	$(124)	$(407)	(328)%
Investing cash flows	(60)	(67)	7	10
Financing cash flows	7	44	(37)	(84)

	As of		2013 vs. 2012
	March 31, 2013	December 31, 2012	$	%
Cash and cash equivalents	$1,626	$2,210	$(584)	(26)%
Working capital	(420)	292	(712)	(244)
Loan from related party	7,647	7,647	–	–

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Jupiterimages and Internet.com businesses in 2009, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used by operating activities increased during the three months ended March 31, 2013 compared to the same period of 2012 due primarily to increased losses from operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions we complete.  Net cash used in investing activities during the three months ended March 31, 2013 and 2012, related primarily to the purchase of certain assets and website and product development costs.

Financing activities. Cash provided by financing activities during the three months ended March 31, 2013 and 2012 related primarily to proceeds from stock option exercises.

We expect to continue our investing activities on a limited basis for the foreseeable future, which includes the potential to strategically acquire content and assets that are complementary to our business. We expect to finance any near-term investments with cash on hand.

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

In conjunction with the 2009 Meckler Loan, we (1) entered into a promissory note jointly and severally payable by us and our subsidiary, Mediabistro, to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in the our assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which the we granted to Mr. Meckler a security interest in the our intellectual property, (4) entered into a Pledge Agreement by us in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which we granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by us, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement” and, together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014

On November 14, 2011, we along with Mediabistro, entered into a 2nd Note Modification Agreement with Mr. Meckler. The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler. As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year. We granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of our common stock (after giving effect to the August 16, 2012 one-for-seven reverse stock split) pursuant to the terms of the 2008 WebMediaBrands Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, we, along with our wholly owned subsidiaries, Mediabistro and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, Mediabistro and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “WEBM Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”) and, together with the 2011 Note, the WEBM Security Agreement and the 2nd IP Security Agreement, (the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of Mediabistro and Inside Network owned by the Company.

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

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $54,000 and $64,000 during the three months ended March 31, 2013 and 2012, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the year ended December 31, 2013.  There are future minimum principal payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2012.

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2013 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

WebMediaBrands Inc.

Dated: May 9, 2013	/s/ Alan M. Meckler
Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

