Form 10-K/A
period 2012-12-31
MEDIABISTRO INC.
filed 2013-08-01
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-26393

Mediabistro Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1542480 (I.R.S. Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut (Address of principal executive offices)	06854 (Zip Code)
(203) 662-2800 (Registrant’s telephone number, including area code) Webmediabrands Inc. (Former name or former address, if changed since last report.)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012, based upon the last sale price of such common stock on that date as reported by the Nasdaq Capital Market was $12,120,475.

The number of shares of the outstanding registrant’s Common Stock as of March 11, 2013 was 6,023,175.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013 (the “Original Filing”), for the sole purpose of filing Exhibit 23.1 which was erroneously omitted from the Original Filing.

This amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(3) Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-K/A. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended.	Form 10-Q	11/05/12	3.1

3.2	Registrant’s Amended and Restated Bylaws, as amended.	Form 8-K	12/14/07	3.1

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock.	Form S-1/A	05/19/99	4.1

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers.	Form S-1/A	05/19/99	10.1

10.16	Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company.	Form 8-K	07/20/07	10.1

10.17†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008).	Form 8-K	03/07/08	10.1

10.18†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 10-Q	05/12/08	10.3

10.19†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 10-Q	05/12/08	10.4

10.21†	Cash Bonus Plan Agreement, dated as of January 1, 2007, by and among the Registrant and Alan M. Meckler.	Form 10-Q	05/12/08	10.6

10.23†	Cash Bonus Plan Agreement, dated as of March 7, 2008, by and among the Registrant and Alan M. Meckler.	Form 10-Q	05/12/08	10.8

10.25†	Registrant’s 2008 Stock Incentive Plan.	Form 8-K	06/09/08	10.1

2

10.26†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 8-K	06/09/08	10.2

10.27†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 8-K	06/09/08	10.3

10.28†	Severance Agreement between Registrant and Donald J. O’Neill, dated as of July 21, 2008.	Form 10-Q	08/11/08	10.13

10.43	Promissory Note, dated May 29, 2009, by WebMediaBrands Inc. and Mediabistro.com Inc. to Alan M. Meckler.	Form 8-K	06/04/09	10.1

10.44	Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.2

10.45	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.3

10.46	Pledge Agreement, dated as of May 29, 2009, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	06/04/09	10.4

10.47	Form of Blocked Account Control Agreement by and among the WebMediaBrands Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.5

10.48	Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.6

10.49	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.7

10.50	Form of Blocked Account Control Agreement by and among Mediabistro.com Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.8

10.52	Settlement and Release Agreement dated March 23, 2010, by WebMediaBrands Inc. and Getty Images, Inc.	Form 8-K	03/23/10	10.31

10.53	Note Modification Agreement effective as of September 1, 2010, by and among WebMediaBrands Inc., Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	09/01/10	10.53

10.54	Purchase and Sale Agreement for Commercial Real Estate by Agreement for Warranty Deed dated October 11, 2010, by and between WebMediaBrands Inc. and Samaritan Ministries International.	Form 10-K	03/8/11	10.51

10.54.1	Amendment to Purchase and Sale Agreement for Commercial Real Estate dated November 29, 2010, by and between WebMediaBrands Inc. and Samaritan Ministries International.	Form 10-K	03/8/11	10.54.1

10.55	Stock Purchase Agreement dated May 11, 2011, by and among WebMediaBrands Inc., certain Stockholders of Inside Network, Inc. and Justin L. Smith as Stockholder Representative.	Form 8-K	05/17/11	10.55

10.56	Form of Restricted Stock Purchase Agreement by and between WebMediaBrands Inc. and certain Stockholders of Inside Network, Inc.	Form 8-K	05/17/11	10.56

3

10.57†	Employment Agreement dated May 11, 2011, by and between WebMediaBrands Inc. and Justin L. Smith.	Form 8-K	05/17/11	10.57

10.58	Nominating Agreement dated May 11, 2011, by and between WebMediaBrands Inc. and Justin L. Smith.	Form 8-K	05/17/11	10.58

10.59	Support Agreement dated May 11, 2011, by and between Justin L. Smith and Alan M. Meckler.	Form 8-K	05/17/11	10.59

10.60	Promissory Note, dated November 14, 2011, issued by WebMediaBrands Inc., Mediabistro.com, Inc., and Inside Network Inc. to Alan M. Meckler.	Form 8-K	11/17/11	10.60

10.61	Security Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.61

10.62	Intellectual Property Security Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.62

10.63	Pledge Agreement, dated as of November 14, 2011, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	11/17/11	10.63

10.64	Security Agreement, dated as of November 14, 2011, by and between Inside Network Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.64

10.65	Note Modification Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc., Mediabistro.com Inc., and Alan M. Meckler	Form 8-K	11/17/11	10.65

10.66	Note Modification Agreement effective as of July 27, 2012, by and between WebMediaBrands Inc., Mediabistro.com Inc., Inside Network, Inc. and Alan M. Meckler.	Form 8-K	07/31/12	10.66

21.1	Subsidiaries of the Registrant.	Form 10-K	03/15/2013	21.1

23.1	Consent of Rothstein Kass.				X

31.1	Rule 13a-14(a)/15d-14(a) Certification.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification.				X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document	Form 10-K	03/15/2013	101.INS

101.SCH	XBRL Schema Document	Form 10-K	03/15/2013	101.SCH

101.CAL	XBRL Calculations Linkbase Document	Form 10-K	03/15/2013	101.CAL

101.DEF	XBRL Definitions Linkbase Document	Form 10-K	03/15/2013	101.DEF

101.LAB	XBRL Label Linkbase Document	Form 10-K	03/15/2013	101.LAB

101.LAB	XBRL Presentations Linkbase Document	Form 10-K	03/15/2013	101.LAB

†	Compensatory plans and arrangements for executives and others

4

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediabistro Inc.

Date: August 1, 2013
By: /s/ Alan M. Meckler
Name: Alan M. Meckler
Title: Chairman and Chief Executive Officer

5