Form 10-Q
period 2013-06-30
MEDIABISTRO INC.
filed 2013-08-12
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 8, 2013 was 6,022,483.

Mediabistro Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

 Mediabistro Inc.

Consolidated Condensed Balance Sheets

June 30, 2013 and December 31, 2012

(in thousands, except share and per share amounts)

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,672	$2,210
Accounts receivable, net of allowances of $8 and $16, respectively	633	524
Prepaid expenses and other current assets	522	503
Total current assets	2,827	3,237

Property and equipment, net of accumulated depreciation of $1,461 and $1,475, respectively	191	268
Intangible assets, net	2,249	2,305
Goodwill	9,574	9,574
Investments and other assets	666	687
Total assets	$15,507	$16,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$538	$509
Accrued payroll and related expenses	500	493
Accrued expenses and other current liabilities	993	649
Deferred revenues	1,493	1,294
Total current liabilities	3,524	2,945

Loan from related party	7,647	7,647
Deferred revenues	18	17
Deferred income taxes	493	474
Total liabilities	11,682	11,083

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,141,768 and 6,138,879 shares issued and 6,022,483 and 6,019,594 shares outstanding at June 30, 2013 and December 31, 2012, respectively	61	61
Additional paid-in capital	289,878	289,711
Accumulated deficit	(285,618)	(284,288)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	3,825	4,988
Total liabilities and stockholders’ equity	$15,507	$16,071

See notes to unaudited consolidated condensed financial statements.

Mediabistro Inc.

Unaudited Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$3,963	$4,040	$6,483	$7,725

Cost of revenues	2,297	2,109	3,854	4,152
Advertising, promotion and selling	713	665	1,189	1,306
General and administrative	1,147	1,313	2,307	2,632
Depreciation	41	80	105	160
Amortization	105	136	214	272
Total operating expenses	4,303	4,303	7,669	8,522

Operating loss	(340)	(263)	(1,186)	(797)
Other income (loss), net	8	(3)	4	(3)
Interest income	1	1	2	2
Interest expense	(64)	(73)	(127)	(146)

Loss before income taxes	(395)	(338)	(1,307)	(944)
Provision for income taxes	11	8	23	19

Net loss	$(406)	$(346)	$(1,330)	$(963)

Loss per share:
Basic net loss	$(0.07)	$(0.06)	$(0.22)	$(0.16)
Diluted net loss	$(0.07)	$(0.06)	$(0.22)	$(0.16)
Weighted average shares used in computing loss per share:
Basic	6,022	5,983	6,023	5,969
Diluted	6,022	5,983	6,023	5,969

See notes to unaudited consolidated condensed financial statements.

Shares outstanding and per share data have been adjusted to give effect to the one-for-seven stock split implemented on August 16, 2012 as described in note 5 to the consolidated condensed financial statements.

Mediabistro Inc.

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,330)	$(963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	319	432
Stock-based compensation	159	259
Provision for losses on accounts receivable	4	20
Amortization of debt issuance costs	19	17
Other, net	12	–
Deferred income taxes	18	16
Changes in assets and liabilities
Accounts receivable, net	(113)	(106)
Prepaid expenses and other assets	(18)	200
Accounts payable, accrued expenses and other liabilities	379	99
Deferred revenues	200	150
Net cash provided by (used in) operating activities	(351)	124
Cash flows from investing activities:
Purchases of property and equipment	(33)	(47)
Purchases of intangible assets and other development costs	(161)	(77)
Net cash used in investing activities	(194)	(124)
Cash flows from financing activities:
Proceeds from exercise of stock options	7	119
Net cash provided by financing activities	7	119
Net increase (decrease) in cash and cash equivalents	(538)	119
Cash and cash equivalents, beginning of period	2,210	3,438
Cash and cash equivalents, end of period	$1,672	$3,557

See notes to unaudited consolidated condensed financial statements.

Mediabistro Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2013

1.	THE COMPANY

Mediabistro Inc. (f/k/a WebMediaBrands Inc.) (“Mediabistro” or the “Company”) is an Internet media company that provides services for social media, traditional media and creative professionals, as well as for innovators in the 3D printing and mobile app industries. The Company’s service offerings include an online job board, news and analysis, trade shows and events, online and in-person courses, and research and data services products.

The Company’s online job board, a leader in the media industry, has an audience of social media, gaming, mobile, publishing, public relations, journalism, advertising, graphic design, web development and television professionals.

The Company’s trade shows include, among others, Inside 3D Printing Conference & Expo, Semantic Technology and Business Conference, Inside Mobile Apps Conference & Expo, Social Gambling & Gaming Summit, Inside Social Marketing Conference and Inside Bitcoins.

Mediabistro’s education business features online and in-person courses and online conferences for social media and traditional media professionals. Online education conferences combine the concepts of a large-scale event and a small-group, educational workshop that offers attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, discussion forums, homework assignments, and small-group interaction where students receive one-on-one guidance and instruction from an advisor.

The Company also provides original and in-depth daily coverage of the latest developments in social media, advertising and public relations, television and video, mobile apps, 3D printing, semantic technology, publishing and design. The Company’s research products and services, including AppData, provide key data, insights and resources for app and social media professionals. In addition, Mediabistro features a marketplace for designing and purchasing logos through Stocklogos.com.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Mediabistro in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Mediabistro’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of Mediabistro and its wholly-owned subsidiaries: Mediabistro.com Subsidiary Inc., a Delaware corporation, and Inside Network, Inc., a California corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements, and no pronouncements were determined to have a significant impact on the financial statements that have not been disclosed in prior reporting periods.

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

On August 16, 2012 (“Effective Date”), the Company amended its Amended and Restated Certificate of Incorporation to reduce the number of shares of common stock the Company is authorized to issue and to effect a one-for-seven reverse stock split of the Company's issued common stock. On the Effective Date, the number of shares of common stock, par value $0.01 per share, the Company is authorized to issue decreased to 18,750,000 shares from 75,000,000 shares. As a result of the reverse stock split, each seven shares of common stock issued on the Effective Date were combined and converted into one share of common stock, par value $0.01 per share. Any stockholder who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split became entitled to receive a cash payment in lieu of such fractional share. Each stockholder's percentage ownership in the Company and proportional voting power remained unchanged after the reverse stock split, except for minor changes and adjustments resulting from the treatment of fractional shares. Immediately prior to the effectiveness of the reverse stock split, 42,902,316 shares of common stock were issued. Immediately after the reverse stock split, 6,128,879 shares of common stock were issued. Trading of Mediabistro's common stock on The Nasdaq Capital Market began on a split-adjusted basis at the open of trading on August 17, 2012.

6.	ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Shares outstanding and per share data below have been adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012 as described in note 5 above.

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options for employees	$78	$137	$158	$261
Restricted stock for employees	–	–	1	(2)
Total employee stock-based compensation	$78	$137	$159	$259

Total employee stock-based compensation increased additional paid-in capital by $159,000 and $259,000 for the six months ended June 30, 2013 and 2012, respectively.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Six Months Ended June 30,
	2013	2012
Risk-free interest rate	0.38%	0.97%
Expected life (in years)	3.4	6.0
Dividend yield	0%	0%
Expected volatility	124%	99%

The expected stock price volatility is based on the historical volatility of Mediabistro’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company calculated the expected term using the simplified method for options issued through the third quarter of 2012. Since then, the Company has calculated the expected term for stock options issued using historical data. In 2010, the Company began issuing stock options with a 10-year life. As a result, the Company did not have enough historical data to calculate the expected term and therefore relied on the simplified method for the calculation of the expected life until the fourth quarter of 2012.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $1.24 and $4.41, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	850,701	$5.88
Granted	11,000	$1.65
Exercised	(3,581)	$1.82
Forfeited, expired or cancelled	(70,711)	$6.96
Outstanding at June 30, 2013	787,409	$5.74	5.70	$2,152
Vested and expected to vest at June 30, 2013	744,966	$5.83	5.57	$564
Exercisable at June 30, 2013	571,045	$6.30	4.62	$–

The aggregate intrinsic value in the table above is before income taxes, based on Mediabistro’s closing stock price of $1.65 on June 28, 2013, the last trading day of the quarter. During the three months ended June 30, 2013 and 2012, the total intrinsic value of stock options exercised was $0 and $133,000, respectively. During the six months ended June 30, 2013 and 2012, the total intrinsic value of stock options exercised was $2,000 and $238,000, respectively.

As of June 30, 2013, there was $315,000 of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 1.8 years.

The following table summarizes restricted stock activity during the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2012	779	$11.69
Vested	(87)	$11.69
Forfeited	(692)	$11.69
Outstanding nonvested shares at June 30, 2013	–	$–

7.	COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(406)	$(346)	$(1,330)	$(963)

Basic weighted average number of common shares outstanding	6,022	5,983	6,023	5,969
Effect of dilutive stock options	–	–	–	–
Total basic weighted average number of common shares and dilutive stock options	6,022	5,983	6,023	5,969

Basic and diluted net loss	$(0.07)	$(0.06)	$(0.22)	$(0.16)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three and Six Months Ended June 30,
	2013	2012
Number of anti-dilutive stock options	787	916
Weighted average exercise price	$5.74	$6.16

8.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	June 30, 2013
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$936	$(462)	$474
Customer relationships	797	(480)	317
Copyrights and trademarks	540	(251)	289
Total	$2,273	$(1,193)	$1,080

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$780	$(369)	$411
Customer relationships	804	(425)	379
Copyrights and trademarks	540	(194)	346
Content development costs	156	(156)	–
Total	$2,280	$(1,144)	$1,136

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website and product development costs, customer relationships and copyrights and trademarks over three to seven years and content development costs over two years.

Amortization expense related to intangible assets subject to amortization was $105,000 and $214,000 for the three and six months ended June 30, 2013, respectively, and $136,000 and $272,000 for the three and six months ended June 30, 2012, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2013, is expected to be as follows (in thousands):

Years Ending December 31:
2013	$204
2014	348
2015	300
2016	142
2017	61
Thereafter	25
$1,080

Unamortized Intangible Assets

The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	June 30, 2013	December 31, 2012
Domain names	$1,169	$1,169

Goodwill

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2013.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred rent	$257	$120
Accrued trade show expenses	240	23
Accrued professional fees	109	107
Customer overpayments	63	96
Accrued property and capital taxes	46	65
Other	278	238
Total	$993	$649

10.	DEBT

On May 29, 2009, Mediabistro entered into a loan agreement in the amount of $7.2 million with the Company’s Chief Executive Officer, Alan M. Meckler (the “2009 Meckler Loan”).

In conjunction with the 2009 Meckler Loan, the Company (1) entered into a promissory note jointly and severally payable by the Company and its subsidiary, Mediabistro.com Subsidiary Inc. (“MB Subsidiary”), to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of MB Subsidiary owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement by and among the Company, Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement” and together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, MB Subsidiary (1) entered into a Security Agreement by and between MB Subsidiary and Mr. Meckler pursuant to which MB Subsidiary granted to Mr. Meckler a security interest in MB Subsidiary’s assets (the “MB Subsidiary Security Agreement”), (2) entered into an Intellectual Property Security Agreement by and between MB Subsidiary and Mr. Meckler pursuant to which MB Subsidiary granted to Mr. Meckler a security interest in MB Subsidiary’s intellectual property (the “MB Subsidiary IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement by and among MB Subsidiary, Mr. Meckler and a depositary bank, to further secure the 2009 Note (the “MB Subsidiary Control Agreement” and, together with the MB Subsidiary Security Agreement and the MB Subsidiary IP Security Agreement, the “MB Subsidiary Documents”).

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

On September 1, 2010, Mediabistro entered into a Note Modification Agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.

On November 14, 2011, the Company and MB Subsidiary entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate the Company’s obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year.  The Company granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of the Company’s common stock (after giving effect to the August 16, 2012 one-for-seven reverse stock split) pursuant to the terms of the 2008 Mediabistro Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, Mediabistro  and its wholly owned subsidiaries, MB Subsidiary and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, MB Subsidiary and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “MBIS Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”), and together with the 2011 Note, the MBIS Security Agreement and the 2nd IP Security Agreement, (the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of MB Subsidiary and Inside Network owned by the Company.

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

The 2011 Company Loan Documents and the Inside Network Security Agreement contain customary terms for a loan transaction of this type.  In an Event of Default (as defined in the 2011 Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the 2011 Meckler Loan immediately due and payable. The 2011 Meckler Loan also will become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the 2011 Note) of MB Subsidiary, Inside Network, or the Company.

On July 27, 2012, the Company entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on June 18, 2012.  All other terms of the promissory notes remain unchanged.

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $54,000 and $108,000 during the three and six months ended June 30, 2013, respectively, and $64,000 and $127,000 during the three and six months ended June 30, 2012, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the year ended December 31, 2013.  There are future minimum payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

11.	INCOME TAXES

The Company recorded a provision for income taxes of $11,000 and $23,000 during the three and six months ended June 30, 2013, respectively, and $8,000 and $19,000 during the three and six months ended June 30, 2012, respectively.

Based on current projections, management believes that it is more likely than not that Mediabistro will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, a valuation allowance has been established against deferred tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

The total amount of unrecognized tax benefits was $100,000 as of June 30, 2013 and December 31, 2012, all of which would affect the effective tax rate, if recognized, as of June 30, 2013.

12.	COMMITMENTS AND CONTINGENCIES

Mediabistro is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of Mediabistro.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which Mediabistro competes; the unpredictability of Mediabistro’s future revenues, expenses, cash flows and stock price; Mediabistro’s ability to integrate acquired businesses products and personnel into its existing businesses; Mediabistro’s dependence on a limited number of advertisers; and Mediabistro’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to Mediabistro’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Overview

Mediabistro Inc. (f/k/a WebMediaBrands Inc.) (“Mediabistro” or the “Company”) is an Internet media company that provides services for social media, traditional media and creative professionals, as well as for innovators in the 3D printing and mobile app industries. Our service offerings include an online job board, news and analysis, trade shows and events, online and in-person courses, and research and data services products.

Our online job board, a leader in the media industry, has an audience of social media, gaming, mobile, publishing, public relations, journalism, advertising, graphic design, web development and television professionals.

Our trade shows include, among others, Inside 3D Printing Conference & Expo, Semantic Technology and Business Conference, Inside Mobile Apps Conference & Expo, Social Gambling & Gaming Summit, Inside Social Marketing Conference and Inside Bitcoins.

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

We also provide original and in-depth daily coverage of the latest developments in social media, advertising and public relations, television and video, mobile apps, 3D printing, semantic technology, publishing and design. Our research products and services, including AppData, provide key data, insights and resources for app and social media professionals. In addition, we feature a marketplace for designing and purchasing logos through Stocklogos.com.

Our businesses cross-leverage and cross-promote our content, product and service offerings.  For example, users of our websites read our content, search for jobs on our job boards, attend our trade shows, subscribe to and purchase products and services and take courses.

We generate our revenues from:

•	fees charged for online job postings;
•	attendee registration fees for our online and in-person education courses and conferences;
•	attendee registration fees to our trade shows;
•	advertising on our websites and e-mail newsletters;
•	fees for social media and mobile-related market research and data services products;
•	exhibition space fees and vendor sponsorships to our trade shows;
•	subscription sales from our paid membership services; and
•	granting rights to use logos that are downloaded from our stocklogos.com website.

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

Results of Operations

Revenues

Revenues were $4.0 million for the three months ended June 30, 2013, representing a decrease of less than 2% compared to the same period of 2012. This change was primarily due to a decrease in advertising and research revenues that was mostly offset by an increase in trade show revenues. We ran eight trade shows during the three months ended June 30, 2013 compared to five trade shows during the three months ended June 30, 2012. Most notably, we held the launch event of our newest trade show, Inside 3D Printing Conference and Expo, during the second quarter of 2013.

Revenues were $6.5 million for the six months ended June 30, 2013 and $7.7 million for the six months ended June 30, 2012, representing a decrease of 16%. This change was primarily due to declines in our principal revenue sources, particularly during the three months ended March 31, 2013.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
Online job postings	$980	1,009	(29)	(3)%	$1,921	$2,162	$(241)	(11)%
Trade shows	1,390	1,046	344	33	1,397	1,686	(289)	(17)
Education	496	545	(49)	(9)	1,031	1,087	(56)	(5)
Advertising	503	714	(211)	(30)	889	1,365	(476)	(35)
Research	316	455	(139)	(31)	699	893	(194)	(22)
Other	278	271	7	3	546	532	14	3
Total	$3,963	$4,040	$(77)	(2)%	$6,483	$7,725	$(1,242)	(16)%

Other revenues include subscription sales from our paid membership services and sales of logos through stocklogos.com.

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations. Cost of revenues excludes depreciation and amortization. Cost of revenues was $2.3 million for the three months ended June 30, 2013 and $2.1 million for the three months ended June 30, 2012, representing an increase of 9%.  This change was primarily due to an increase in trade show operating costs of $398,000, offset by decreases in employee-related costs of $115,000 and editorial freelance and technology consulting costs of $78,000.

Cost of revenues was $3.9 million for the six months ended June 30, 2013 and $4.2 million for the six months ended June 30, 2012, representing a decrease of 7%.  This change was primarily due to a decrease in employee-related costs of $208,000, as well as a decrease in editorial freelance and technology consulting costs of $158,000.

We intend to make investments through internal development and, where appropriate opportunities arise, through targeted asset acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics, trade shows or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $713,000 for the three months ended June 30, 2013 and $665,000 for the three months ended June 30, 2012, representing an increase of 7%. This increase was due primarily to an increase in trade show marketing costs of $26,000 and an increase in employee-related costs of $18,000.

Advertising, promotion and selling expenses were $1.2 million for the six months ended June 30, 2013 and $1.3 million for the six months ended June 30, 2012, representing a decrease of 9%. This decrease was due primarily to a decrease in employee-related costs of $72,000, a decrease in trade show marketing costs of $21,000 and a decrease in consulting costs of $10,000.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.1 million for the three months ended June 30, 2013 and $1.3 million for the three months ended June 30, 2012, representing a decrease of 13%. This change was due to a decrease in rent expense for our New York City location of $99,000, a decrease in stock-based compensation of $39,000 and a decrease in employee-related costs of $15,000.

General and administrative expenses were $2.3 million for the six months ended June 30, 2013 and $2.6 million for the six months ended June 30, 2012, representing a decrease of 12%. This change was due to a decrease in rent expense for our New York City location of $180,000, a decrease in employee-related costs of $94,000 and a decrease in stock-based compensation of $82,000, which was partially offset by an increase in professional fees of $27,000. The decrease in rent expense related to our New York City office was due to a modification of the terms of our office lease, which resulted in a reduction in the office space we occupy.

Depreciation and amortization

Depreciation expense was $41,000 for the three months ended June 30, 2013 and $80,000 for the three months ended June 30, 2012, representing a decrease of 49%. Depreciation expense was $105,000 for the six months ended June 30, 2013 and $160,000 for the six months ended June 30, 2012, representing a decrease of 34%. These decreases were due primarily to certain assets becoming fully depreciated.

Amortization expense was $105,000 for the three months ended June 30, 2013 and $136,000 for the three months ended June 30, 2012, representing a decrease of 23%. Amortization expense was $214,000 for the six months ended June 30, 2013 and $272,000 for the six months ended June 30, 2012, representing a decrease of 21%. These decreases were due primarily to certain intangibles becoming fully amortized.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other income (loss), net

Other income was $8,000 during the three months ended June 30, 2013 and $4,000 during the six months ended June 30, 2013.  Other loss was $3,000 during the three and six months ended June 30, 2012.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended June 30,		2013 vs. 2012		Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
Interest income	$1	$1	$–	–%	$2	$2	$–	–%
Interest expense	$(64)	(73)	$9	12	$(127)	(146)	$19	13

Interest expense during the three and six months ended June 30, 2013 and 2012 relates primarily to costs associated with our loans from a related party. The reduction in interest expense during the three and six months ended June 30, 2013 was due to the 3rd Note Modification Agreement that we entered into on July 27, 2012. See “Related Party Transactions” for a description of the loans and 3rd Note Modification Agreement.

Provision for income taxes

We recorded a provision for income taxes of $11,000 and $23,000 during the three and six months ended June 30, 2013, respectively, and $8,000 and $19,000 during the three and six months ended June 30, 2012, respectively.

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

The total amount of unrecognized tax benefits was $100,000 as of June 30, 2013 and December 31, 2012, all of which would affect the effective tax rate, if recognized, as of June 30, 2013.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Six Months Ended June 30,		2013 vs. 2012
	2013	2012	$	%
Operating cash flows	$(351)	$124	$(475)	(383)%
Investing cash flows	(194)	(124)	(70)	(56)
Financing cash flows	7	119	(112)	(94)

	As of		2013 vs. 2012
	June 30, 2013	December 31, 2012	$	%
Cash and cash equivalents	$1,672	$2,210	$(538)	(24)%
Working capital	(697)	292	(989)	(339)
Loan from related party	7,647	7,647	–	–

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Jupiterimages and Internet.com businesses in 2009, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities increased during the six months ended June 30, 2013 compared to the same period of 2012 due primarily to increased losses from operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions we complete. Net cash used in investing activities during the six months ended June 30, 2013 and 2012 related primarily to the purchase of certain intangible assets and website and product development costs.

Financing activities. Cash provided by financing activities during the six months ended June 30, 2013 and 2012 related to proceeds from stock option exercises.

We have incurred losses and negative cash flows from operations in recent quarters and expect to continue to incur operating losses until revenues from all sources reach a level sufficient to support our on-going operations. Our liquidity will largely be determined by our ability to raise capital from debt, equity, or other forms of financing, by the success of our product offerings, by developing additional product offerings, and by expenses associated with operations.

In the absence of a sufficient increase in revenues, we will need to do one or more of the following in the next 12 months to meet our planned level of expenditures: (a) raise additional capital; (b) reduce spending on operations; or (c) restructure our operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by our needs and our view toward our overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business.

Our liquidity over the next 12 months could be materially affected by, among other things: our inability to increase revenues; costs related to our product development efforts; our ability to raise additional funds through debt, equity, or other financing alternatives; the strength of the United States job market, or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

In conjunction with the 2009 Meckler Loan, we (1) entered into a promissory note jointly and severally payable by us and our subsidiary, Mediabistro.com Subsidiary Inc. (“MB Subsidiary”), to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in the our assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which the we granted to Mr. Meckler a security interest in the our intellectual property, (4) entered into a Pledge Agreement by us in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which we granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of MB Subsidiary owned by us, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement” and, together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, MB Subsidiary (1) entered into a Security Agreement with Mr. Meckler pursuant to which MB Subsidiary granted to Mr. Meckler a security interest in MB Subsidiary’s assets (the “MB Subsidiary Security Agreement”), (2) entered into an Intellectual Property Security Agreement with Mr. Meckler pursuant to which MB Subsidiary granted to Mr. Meckler a security interest in MB Subsidiary’s intellectual property (the “MB Subsidiary IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the 2009 Note (the “MB Subsidiary Control Agreement” and, together with the MB Subsidiary Security Agreement and the MB Subsidiary IP Security Agreement, the “MB Subsidiary Documents”).

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

On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014

On November 14, 2011, we along with MB Subsidiary, entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year. We granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of our common stock (after giving effect to the August 16, 2012 one-for-seven reverse stock split) pursuant to the terms of the 2008 Mediabistro Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, we, along with our wholly owned subsidiaries, MB Subsidiary and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, MB Subsidiary and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “MBIS Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”), and together with the 2011 Note, the MBIS Security Agreement and the 2nd IP Security Agreement, (the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of MB Subsidiary and Inside Network owned by the Company.

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

The 2011 Company Loan Documents and Inside Network Security Agreement contain customary terms for a loan transaction of this type.  In an Event of Default (as defined in the 2011 Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the 2011 Meckler Loan immediately due and payable.  The 2011 Meckler Loan also will become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the 2011 Note) of MB Subsidiary, Inside Network, or the Company.

On July 27, 2012, we entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on June 18, 2012.  All other terms of the promissory notes remain unchanged.

Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $54,000 and $108,000 during the three and six months ended June 30, 2013, respectively, and $64,000 and $127,000 during the three and six months ended 2012, respectively. There are no future minimum principal payments due under the 2009 Meckler Loan and the 2011 Meckler Loan for the year ended December 31, 2013.  There are future minimum principal payments due to Mr. Meckler for the 2009 Meckler Loan and the 2011 Meckler Loan in the amount of $189,000 for the year ended December 31, 2014; $419,000 for the year ended December 31, 2015; and $7.0 million for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, with the exception of the following additional risk factor:

Antitakeover provisions could discourage a takeover that stockholders consider to be in their best interests or prevent the removal of our current directors and management.

We have adopted a number of provisions that could have antitakeover effects or prevent the removal of our current directors and management. We have adopted a stockholder rights plan, commonly referred to as a poison pill. The rights plan is intended to deter an attempt to acquire us in a manner or on terms not approved by our board of directors. The rights plan will not prevent an acquisition that is approved by our board of directors.  Additionally, our charter, bylaws and the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. Our charter allows our board of directors to issue preferred stock with rights and preferences that are superior to those of our common stock. The issuance of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, voting control in order to remove our current directors and management. Our bylaws also eliminate the ability of the stockholders to act by written consent without a meeting or make proposals at stockholder meetings without giving us advance written notice, which could hinder the ability of stockholders to quickly take action that might be opposed by management.  Our bylaws also provide that a special meeting of stockholders may only be called by our Board, Chairman of the Board, Chief Executive Officer or President or at the request of the holders of a majority of the outstanding shares of our common stock, which could deter a potential acquirer or delay a vote on a potentially beneficial change in control transaction until the annual meeting of stockholders.  These provisions could make more difficult the removal of current directors and management or a takeover of Mediabistro, even if these events could be beneficial to stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

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

Mediabistro Inc.

Dated: August 12, 2013	/s/ Alan M. Meckler
Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

