Form 10-Q
period 2013-09-30
MEDIABISTRO INC.
filed 2013-11-13
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 11, 2013 was 6,022,483.

Mediabistro Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Mediabistro Inc.

Consolidated Condensed Balance Sheets

September 30, 2013 and December 31, 2012

(in thousands, except share and per share amounts)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$876	$2,210
Accounts receivable, net of allowances of $7 and $16, respectively	554	524
Prepaid expenses and other current assets	799	503
Total current assets	2,229	3,237

Property and equipment, net of accumulated depreciation of $1,486 and $1,475, respectively	489	268
Intangible assets, net	2,172	2,305
Goodwill	9,574	9,574
Investments and other assets	808	687
Total assets	$15,272	$16,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$627	$509
Accrued payroll and related expenses	374	493
Accrued expenses and other current liabilities	1,083	649
Deferred revenues	1,360	1,294
Total current liabilities	3,444	2,945

Loan from related party	7,795	7,647
Deferred revenues	17	17
Deferred income taxes	497	474
Total liabilities	11,753	11,083

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,141,768 and 6,138,879 shares issued and 6,022,483 and 6,019,594 shares outstanding at September 30, 2013 and December 31, 2012, respectively	61	61
Additional paid-in capital	289,998	289,711
Accumulated deficit	(286,044)	(284,288)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	3,519	4,988
Total liabilities and stockholders’ equity	$15,272	$16,071

See notes to unaudited consolidated condensed financial statements.

Mediabistro Inc.

Unaudited Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$2,975	$2,917	$9,458	$10,642

Cost of revenues	1,608	1,678	5,462	5,830
Advertising, promotion and selling	556	614	1,745	1,920
General and administrative	1,162	1,306	3,469	3,938
Depreciation	26	78	131	238
Amortization	112	137	326	409
Total operating expenses	3,464	3,813	11,133	12,335

Operating loss	(489)	(896)	(1,675)	(1,693)
Other income (loss), net	47	(213)	51	(216)
Interest income	1	1	3	3
Interest expense	(84)	(63)	(211)	(209)

Loss before income taxes	(525)	(1,171)	(1,832)	(2,115)
Provision (benefit) for income taxes	(99)	11	(76)	30

Net loss	$(426)	$(1,182)	$(1,756)	$(2,145)

Loss per share:
Basic net loss	$(0.07)	$(0.20)	$(0.29)	$(0.36)
Diluted net loss	$(0.07)	$(0.20)	$(0.29)	$(0.36)
Weighted average shares used in computing loss per share:
Basic	6,022	6,009	6,023	5,983
Diluted	6,022	6,009	6,023	5,983

See notes to unaudited consolidated condensed financial statements.

Mediabistro Inc.

Unaudited Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,756)	$(2,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	647
Stock-based compensation	278	380
Provision for losses on accounts receivable	4	27
Amortization of debt issuance costs	27	27
Other, net	(41)	210
Deferred income taxes	22	25
Changes in assets and liabilities
Accounts receivable, net	(35)	(155)
Prepaid expenses and other assets	(289)	130
Accounts payable, accrued expenses and other liabilities	141	(195)
Deferred revenues	66	265
Net cash used in operating activities	(1,126)	(784)
Cash flows from investing activities:
Purchases of property and equipment	(68)	(91)
Purchases of intangible assets and other development costs	(195)	(186)
Proceeds from sale of assets and other	53	–
Net cash used in investing activities	(210)	(277)
Cash flows from financing activities:
Debt issuance costs	(153)	(23)
Borrowings from related party	148	–
Proceeds from exercise of stock options	7	125
Net cash provided by financing activities	2	102
Net decrease in cash and cash equivalents	(1,334)	(959)
Cash and cash equivalents, beginning of period	2,210	3,438
Cash and cash equivalents, end of period	$876	$2,479

See notes to unaudited consolidated condensed financial statements.

Mediabistro Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2013

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

The Company’s trade shows include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, Inside Social Marketing Conference, Inside Mobile Apps Conference & Expo and Social Gambling & Gaming Summit.

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

The Company also provides original and in-depth daily coverage of the latest developments in social media, advertising and public relations, television and video, mobile apps, 3D printing, publishing and design. The Company’s research products and services, including AppData, provide key data, insights and resources for app and social media professionals. In addition, Mediabistro features a marketplace for designing and purchasing logos through Stocklogos.com.

The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its product offerings, by developing additional product offerings, and by expenses associated with operations.

In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next 12 months to meet its planned level of expenditures: (a) raise additional capital; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business.

The Company’s liquidity over the next 12 months could be materially affected by, among other things: its ability to increase revenues; costs related to its product development efforts; its ability to raise additional funds through debt, equity, or other financing alternatives; the strength of the United States job market, or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2012 and in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Mediabistro in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Mediabistro’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of Mediabistro and its wholly-owned subsidiaries: Mediabistro.com Subsidiary Inc., a Delaware corporation, and Inside Network, Inc., a California corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. Retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial condition or results of operations.

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

5.	ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options for employees	$119	$120	$277	$381
Restricted stock for employees	–	1	1	(1)
Total employee stock-based compensation	$119	$121	$278	$380

Total employee stock-based compensation increased additional paid-in capital by $278,000 and $380,000 for the nine months ended September 30, 2013 and 2012, respectively.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	0.46%	0.93%
Expected life (in years)	3.4	6.0
Dividend yield	0%	0%
Expected volatility	125%	99%

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

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $1.23 and $4.20, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	850,701	$5.88
Granted	15,100	$1.63
Exercised	(3,581)	$1.82
Forfeited, expired or cancelled	(96,703)	$5.87
Outstanding at September 30, 2013	765,517	$5.81	5.50	$1,300
Vested and expected to vest at September 30, 2013	736,012	$5.91	5.37	$341
Exercisable at September 30, 2013	616,813	$6.35	4.73	$–

As of September 30, 2013, there was $233,000 of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 21 months.

The following table summarizes restricted stock activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding nonvested shares at December 31, 2012	779	$11.69
Vested	(87)	$11.69
Forfeited	(692)	$11.69
Outstanding nonvested shares at September 30, 2013	–	$–

6.	COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(426)	$(1,182)	$(1,756)	$(2,145)

Basic weighted average number of common shares outstanding	6,022	6,009	6,023	5,983
Effect of dilutive stock options	–	–	–	–
Total basic weighted average number of common shares and dilutive stock options	6,022	6,009	6,023	5,983

Basic and diluted net loss	$(0.07)	$(0.20)	$(0.29)	$(0.36)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three and Nine Months Ended September 30,
	2013	2012
Number of anti-dilutive stock options	765	871
Weighted average exercise price	$5.81	$6.23

7.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	September 30, 2013
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$970	$(516)	$454
Customer relationships	797	(511)	286
Copyrights and trademarks	540	(277)	263
Total	$2,307	$(1,304)	$1,003

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$780	$(369)	$411
Customer relationships	804	(425)	379
Copyrights and trademarks	540	(194)	346
Content development costs	156	(156)	–
Total	$2,280	$(1,144)	$1,136

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website and product development costs, customer relationships and copyrights and trademarks over three to seven years and content development costs over two years.

Amortization expense related to intangible assets subject to amortization was $112,000 and $326,000 for the three and nine months ended September 30, 2013, respectively, and $137,000 and $409,000 for the three and nine months ended September 30, 2012, respectively. Estimated annual amortization expense for the next five years, including the fourth quarter of 2013, is expected to be as follows (in thousands):

Years Ending December 31:
2013	$96
2014	360
2015	311
2016	150
2017	61
Thereafter	25
$1,003

Unamortized Intangible Assets

The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	September 30, 2013	December 31, 2012
Domain names	$1,169	$1,169

Goodwill

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2013.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred rent	$517	$120
Accrued trade show expenses	74	23
Accrued professional fees	67	107
Customer overpayments	64	96
Accrued interest	55	–
Accrued property and capital taxes	44	65
Other	262	238
Total	$1,083	$649

9.	DEBT

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

On November 14, 2011, the Company and MB Subsidiary entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate the Company’s obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year.  The Company granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of the Company’s common stock pursuant to the terms of the 2008 Mediabistro Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

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

On November 1, 2013, the Company and its wholly-owned subsidiaries, MB Subsidiary and Inside Network entered into an Amended and Restated Promissory Note (the “Restated Note”) with Mr. Meckler. The Restated Note combines, amends, restates and replaces, but does not extinguish, the obligations of the 2009 Note and the 2011 Note.

The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note along with applicable closing costs to $7,794,604 and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.50% per annum. Beginning September 1, 2018 (“Change Date”), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2% from the rate of interest paid by the Company for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.50% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

Interest expense on the 2009 Meckler Loan, 2011 Meckler Loan and the Restated Note was $77,000 and $185,000 during the three and nine months ended September 30, 2013, respectively. Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $53,000 and $209,000 during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, the amount of accrued interest included in accrued expenses and other current liabilities in the consolidated condensed balance sheet was $55,000.

10.	INCOME TAXES

The Company recorded an income tax benefit of $99,000 and $76,000 during the three and nine months ended September 30, 2013, respectively, and a provision for income taxes of $11,000 and $30,000 during the three and nine months ended September 30, 2012, respectively.

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

The total amount of unrecognized tax benefits was $100,000 as of September 30, 2013 and December 31, 2012, all of which would affect the effective tax rate, if recognized, as of September 30, 2013.

11.	COMMITMENTS AND CONTINGENCIES

Mediabistro is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of Mediabistro.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which Mediabistro competes; the unpredictability of Mediabistro’s future revenues, expenses, cash flows and stock price; Mediabistro’s potential need for additional capital; Mediabistro’s ability to integrate acquired businesses products and personnel into its existing businesses; Mediabistro’s dependence on a limited number of advertisers; and Mediabistro’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to Mediabistro’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

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

Our trade shows include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, Inside Social Marketing Conference, Inside Mobile Apps Conference & Expo and Social Gambling & Gaming Summit.

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

We also provide original and in-depth daily coverage of the latest developments in social media, advertising and public relations, television and video, mobile apps, 3D printing, publishing and design. Our research products and services, including AppData, provide key data, insights and resources for app and social media professionals. In addition, we feature a marketplace for designing and purchasing logos through Stocklogos.com.

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

Results of Operations

Revenues

Revenues were $3.0 million for the three months ended September 30, 2013 and $2.9 million for the three months ended September 30, 2012, representing an increase of 2%. This change was primarily due to an increase in trade show revenues offset by a decrease in advertising and research revenues. We ran three trade shows during the three months ended September 30, 2013 compared to two trade shows during the three months ended September 30, 2012. Most notably, we ran our Inside 3D Printing Conference and Expo trade show in both Chicago and San Jose during the third quarter of 2013.

Revenues were $9.5 million for the nine months ended September 30, 2013 and $10.6 million for the nine months ended September 30, 2012, representing a decrease of 11%. This change was primarily due to declines in advertising and research revenues, partially offset by increases in our trade show revenues. We ran eleven trade shows during the nine months ended September 30, 2013 compared to ten trade shows during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we held the launch event of our Inside 3D Printing Conference and Expo trade show in New York City along with the Chicago and San Jose events mentioned above.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
Online job postings	$928	895	33	4%	$2,849	$3,057	$(208)	(7)%
Trade shows	633	112	521	465	2,030	1,798	232	13
Education	379	404	(25)	(6)	1,410	1,491	(81)	(5)
Advertising	470	785	(315)	(40)	1,359	2,150	(791)	(37)
Research	281	421	(140)	(33)	980	1,314	(334)	(25)
Other	284	300	(16)	5	830	832	(2)	–
Total	$2,975	$2,917	$58	2%	$9,458	$10,642	$(1,184)	(11)%

Other revenues include subscription sales from our paid membership services and sales of logos through stocklogos.com.

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations. Cost of revenues excludes depreciation and amortization. Cost of revenues was $1.6 million for the three months ended September 30, 2013 and $1.7 million for the three months ended September 30, 2012, representing a decrease of 4%.  This change was primarily due to decreases in employee-related costs of $157,000 and editorial freelance and technology consulting costs of $59,000, offset by an increase in trade show operating costs of $139,000.

Cost of revenues was $5.5 million for the nine months ended September 30, 2013 and $5.8 million for the nine months ended September 30, 2012, representing a decrease of 6%.  This change was primarily due to decreases in employee-related costs of $365,000 and editorial freelance and technology consulting costs of $217,000, offset by an increase in trade show operating costs of $165,000.

We intend to make investments through internal development and, where appropriate opportunities arise, through targeted asset acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics, trade shows or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $556,000 for the three months ended September 30, 2013 and $614,000 for the three months ended September 30, 2012, representing a decrease of 9%. This decrease was due primarily to a decrease in employee-related costs of $74,000.

Advertising, promotion and selling expenses were $1.7 million for the nine months ended September 30, 2013 and $1.9 million for the nine months ended September 30, 2012, representing a decrease of 9%. This decrease was due primarily to a decrease in employee-related costs of $146,000 and a decrease in advertising costs of $17,000.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.2 million for the three months ended September 30, 2013 and $1.3 million for the three months ended September 30, 2012, representing a decrease of 11%. This change was due to a decrease in rent expense for our New York City location of $81,000 and a decrease in employee-related costs of $55,000.

General and administrative expenses were $3.5 million for the nine months ended September 30, 2013 and $3.9 million for the nine months ended September 30, 2012, representing a decrease of 12%. This change was due to a decrease in rent expense for our New York City location of $260,000, a decrease in employee-related costs of $149,000 and a decrease in stock-based compensation of $73,000. The decrease in rent expense related to our New York City office was due to a modification of the terms of our office lease, which resulted in a reduction in the office space we occupy.

Depreciation and amortization

Depreciation expense was $26,000 for the three months ended September 30, 2013 and $78,000 for the three months ended September 30, 2012, representing a decrease of 67%. Depreciation expense was $131,000 for the nine months ended September 30, 2013 and $238,000 for the nine months ended September 30, 2012, representing a decrease of 45%. These decreases were due primarily to certain assets becoming fully depreciated.

Amortization expense was $112,000 for the three months ended September 30, 2013 and $137,000 for the three months ended September 30, 2012, representing a decrease of 18%. Amortization expense was $326,000 for the nine months ended September 30, 2013 and $409,000 for the nine months ended September 30, 2012, representing a decrease of 20%. These decreases were due primarily to certain intangibles becoming fully amortized.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other income (loss), net

Other income of $47,000 and $51,000 during the three and nine months ended September 30, 2013, respectively, relates primarily to a gain on the sale of a stock investment. Other loss of $213,000 and $216,000 during the three and nine months ended September 30, 2012, respectively, relates primarily to the sale of our 33% investment in Social.Media.Tracking GmbH.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2013 vs. 2012		Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	$	%	2013	2012	$	%
Interest income	$1	$1	$–	–%	$3	$3	$–	–%
Interest expense	$(84)	$(63)	$(21)	(33)%	$(211)	$(209)	$(2)	(1)%

Interest expense during the three and nine months ended September 30, 2013 and 2012 relates primarily to costs associated with our loans from a related party. The increase in interest expense during the three and nine months ended September 30, 2013 was due to the Restated Note that was entered into on November 1, 2013, but which accrues interest as of August 27, 2013. See “Related Party Transactions” for a description of the loans and Restated Note.

Provision for income taxes

We recorded an income tax benefit of $99,000 and $76,000 during the three and nine months ended September 30, 2013, respectively, and a provision for income taxes of $11,000 and $30,000 during the three and nine months ended September 30, 2012, respectively.

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

The total amount of unrecognized tax benefits was $100,000 as of September 30, 2013 and December 31, 2012, all of which would affect the effective tax rate, if recognized, as of September 30, 2013.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2013 vs. 2012
	2013	2012	$	%
Operating cash flows	$(1,126)	$(784)	$(342)	(44)%
Investing cash flows	$(210)	$(277)	$67	24%
Financing cash flows	$2	$102	$(100)	(98)%

	As of		2013 vs. 2012
	September 30, 2013	December 31, 2012	$	%
Cash and cash equivalents	$876	$2,210	$(1,334)	(60)%
Working capital	$(1,215)	$292	$(1,507)	(516)%
Loan from related party	$7,795	$7,647	$148	2%

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Jupiterimages and Internet.com businesses in 2009, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities decreased during the nine months ended September 30, 2013 compared to the same period of 2012 due primarily to reduced losses from operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions we complete. Net cash used in investing activities during the nine months ended September 30, 2013 and 2012 related primarily to the purchase of certain intangible assets along with website and product development costs.

Financing activities. Cash provided by financing activities during the nine months ended September 30, 2013 related primarily to proceeds from stock option exercises. Cash provided by financing activities during the nine months ended September 30, 2012 related to proceeds from stock option exercises partially offset by debt issuance costs incurred with the 3rd Note Modification Agreement entered into on July 27, 2012. See “Related Party Transactions” below.

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

Our liquidity over the next 12 months could be materially affected by, among other things: our ability to increase revenues; costs related to our product development efforts; our ability to raise additional funds through debt, equity, or other financing alternatives; the strength of the United States job market, or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

On September 1, 2010, we entered into a note modification agreement with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the note modification agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014

On November 14, 2011, we along with MB Subsidiary, entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year. We granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of our common stock pursuant to the terms of the 2008 Mediabistro Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

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

On November 1, 2013, we along with our wholly-owned subsidiaries, MB Subsidiary and Inside Network entered into an Amended and Restated Promissory Note (the “Restated Note”) with Mr. Meckler. The Restated Note combines, amends, restates and replaces, but does not extinguish, the obligations of the 2009 Note and the 2011 Note.

The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note along with applicable closing costs to $7,794,604 and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.50% per annum. Beginning September 1, 2018 (“Change Date”), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2% from the rate of interest that we paid for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.50% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

Interest expense on the 2009 Meckler Loan, 2011 Meckler Loan and the Restated Note was $77,000 and $185,000 during the three and nine months ended September 30, 2013, respectively. Interest expense on the 2009 Meckler Loan and 2011 Meckler Loan was $53,000 and $209,000 during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, the amount of accrued interest included in accrued expenses and other current liabilities in the consolidated condensed balance sheet was $55,000.

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

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Mediabistro Inc.

Dated: November 13, 2013	/s/ Alan M. Meckler
Alan M. Meckler Chairman and Chief Executive Officer

/s/ Donald J. O’Neill
Donald J. O’Neill Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

