Form 10-K
period 2013-12-31
MEDIABISTRO INC.
filed 2014-03-27
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-26393

Mediabistro Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

(203) 662-2800

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013, based upon the last sale price of such common stock on that date as reported by the Nasdaq Capital Market was $5,317,193.

The number of shares of the outstanding registrant’s Common Stock as of March 24, 2014 was 6,057,376.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

Mediabistro Inc.

Annual Report on Form 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K that are not historical facts are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Mediabistro competes; the unpredictability of Mediabistro’s future revenues, expenses, cash flows and stock price; Mediabistro’s ability to integrate acquired businesses, products and personnel into its existing businesses; Mediabistro’s ability to protect its intellectual property; and Mediabistro’s dependence on other companies posting job listings on its Websites. For a more detailed discussion of such risks and uncertainties, refer to Item 1A.  The forward-looking statements included herein are made as of the date of this Form 10-K, and Mediabistro assumes no obligation to update the forward-looking statements after the date hereof.

i

PART I

ITEM 1.	BUSINESS

Overview

Mediabistro Inc. (f/k/a WebMediaBrands Inc.) (“Mediabistro” or the “Company”) is an Internet media company that provides services for social media, traditional media and creative professionals. We are a leading producer of 3D printing and Bitcoin trade shows. Our service offerings include an online job board, news and analysis, trade shows and events, online and in-person courses, and research and data services products.

Our online job board, a leader in the media industry, has an audience of social media, gaming, mobile, publishing, public relations, journalism, advertising, graphic design, web development, 3D printing and television professionals.

Our trade shows include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins and AllFacebook Marketing Conference.

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

We generate our revenues from:

•	fees charged for online job postings;
•	advertising on our websites and e-mail newsletters;
•	attendee registration fees for our online and in-person education courses and conferences;
•	attendee registration fees to our trade shows;
•	fees for social media and mobile-related market research and data services products;
•	exhibition space fees and vendor sponsorships to our trade shows;
•	granting rights to use logos that are downloaded from our stocklogos.com website; and
•	subscription sales from our paid membership services.

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

Our Strategy

Our objective is to strengthen our position as a leading Internet media company that provides content, job postings, trade shows, education and research for media and creative professionals. We intend to achieve this objective by continuing to execute on the following strategies:

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our original content, trade shows, courses and research services. We expect to continue to develop additional revenue sources by identifying emerging services, technologies and topics of interest and by creating original content, courses, research services and trade shows for those topics through internal development and strategic acquisitions.

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

Grow Through Targeted Acquisitions. We have made a number of acquisitions since our inception and may continue to pursue strategic acquisition opportunities to obtain valuable content, products, services, brands, expertise and access to new users, advertisers, clients and vendors. We are not currently considering any strategic acquisitions and we have no binding commitments or agreements with respect to any such acquisitions other than those we have publicly disclosed from time to time. We intend to use the experience gained from our numerous acquisitions to identify, evaluate, acquire and integrate properties that are complementary to our business.

Corporate Information

internet.com LLC was formed on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999.

On May 24, 2001, internet.com Corporation changed its name from internet.com Corporation to INT Media Group, Incorporated. On August 12, 2002, INT Media Group, Incorporated changed its name to Jupitermedia Corporation. On February 23, 2009, Jupitermedia Corporation changed its name to WebMediaBrands Inc. and on June 13, 2013, WebMediaBrands Inc. changed its name to Mediabistro Inc.

Our principal executive offices are located at 475 Park Avenue South, Fourth Floor, New York, New York 10016 and our telephone number is (212) 389-2000.

Our Website address is www.mediabistro.com. We make available free of charge, through a link on our Website to the Securities and Exchange Commission’s, (“SEC”), Internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  We also post our press releases and other information about our Company on our Website. Information contained in, or accessible through, our Website does not constitute a part of, and is not incorporated into, this Annual Report.  Our consolidated subsidiaries include the following: Mediabistro.com Subsidiary Inc., a Delaware corporation, and Inside Network, Inc., a California corporation.

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

Backlog

Our backlog as of December 31, 2013 and 2012 was $1.3 million and $1.4 million, respectively.    Our backlog, which represents sales bookings, consists of job board postings on our networks, advertising on our Websites, subscriptions to our paid subscription services and attendee registrations, exhibit space and vendor sponsorships for our trade shows. We expect we will recognize substantially all of our backlog as of December 31, 2013 as revenue in 2014.

Competition

The market for job-related services, trade shows, online education and market research is intensely competitive and rapidly changing. The number of online services competing for users’ attention and spending continues to proliferate and intensify. Competitive factors include the quantity and quality of the users of our networks, editorial quality, customer service, relevance and timeliness of our research and data services, pricing and the overall strength of our offerings. We compete for users and advertisers with media and general interest and destination Websites as well as traditional media publications. In addition, our online job board competes with Monster.com and LinkedIn and other job-related sites and services, specifically through social media. Our education business competes with the education programs offered by other media companies and higher education institutions. Our trade shows compete for exhibitors, sponsors and attendees with other media and marketing related events, including social media and emerging technology-related events. Our market research and data services products will face increased direct and indirect competition from research firms, business consulting firms and data metrics companies as the market related to Facebook, social gaming and mobile applications ecosystems continues to evolve.

Intellectual Property

We seek protection of our proprietary content, logos, brands, domain names and software relating to our business, and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions.

Trademarks: We pursue the registration of certain of our trademarks and service marks in the United States and internationally. We have encountered obstacles to registration of some marks.

Our trademark portfolio supports our claim to the exclusive right to use the registered marks for the goods and services listed in the applicable jurisdictions. This helps us in marketing our goods and services, building goodwill among customers and preventing infringement of our marks by third parties, which might dilute the value of these marks.

The primary marks used in our business are Mediabistro, Inside Network, AppData and Inside 3D Printing, among others.

Copyrights: We own or have applied for copyright registrations in the United States pertaining to our business. We may not register all items for protection and we may not be successful in obtaining registrations.

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

As of December 31, 2013, our business employed 53 full-time and 41 part-time employees.

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

As of December 31, 2013, we had an accumulated deficit of $290.0 million. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $6.8 million for the year ended December 31, 2013 and $7.8 million for the year ended December 31, 2012. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and such fluctuations could affect the market price of our common stock.

We might not be able to raise additional funds when needed for our business.

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

Our liquidity over the next 12 months could be materially affected by, among other things: our ability to increase revenues; costs related to our product development efforts; our ability to raise additional funds through debt, equity, or other financing alternatives; or the strength of the United States job market.

Because our job board constitutes a significant portion of our revenues, our revenues could decline significantly if employers decrease or cease posting jobs with us.

For the year ended December 31, 2013, our job board accounted for 29% of our revenues.  We expect that our job board will continue to account for a significant portion of our revenues. In the event that employers reduce costs and hire less, an employer may reduce or terminate its commercial relationship with us and our business, results of operations and financial condition would suffer.

Our trade shows and course offerings have become more significant sources of our revenues, and our revenues could decline if our trade shows and course offerings fail to attract customers.

The success of our trade shows depends on attendees, exhibitors and sponsors.  There is intense competition to attract attendees, and we must produce trade shows that are timely and attractive to exhibitors, sponsors and their targeted audience.  If we fail to organize quality programming, attract sufficient numbers of attendees, exhibitors and sponsors, or generate sufficient interest in our trade shows, our revenues from trade shows would decline or fail to grow, and our business, results of operations and financial condition would suffer.  Similarly, in order for our course offerings to be successful, we must organize educational programs that are timely and attractive with quality instructors.  The online education market is highly competitive, with few barriers to entry.  If we fail to offer courses that our customers are interested in taking, or if we fail to contract with instructors from whom our customers want to learn, our revenues from courses would decline and our business, results of operations and financial condition would suffer.

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

Our research and other services rely, in part, on access to third-party data, systems and information. Any delay, restriction or denial of access to such data, systems and information may result in reduced demand and cancellation of such research and other services and, as a result, our revenue and growth of our research and services could be greatly reduced or fail to grow, which could harm our business, financial condition and cash flows.

Conditions in the global economy and the markets we serve might materially and adversely affect our business and results of operations.

Our business and operating results were adversely affected by worldwide economic conditions over the past few years, particularly in the advertising and online business sectors.  As a result of slow global economic growth, declining consumer and business confidence, shifts in consumer spending patterns, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our clients have experienced deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  If the economy fails to grow or falters, existing or potential clients might delay or cancel plans to purchase our products and services and might not be able to fulfill their obligations to us in a timely fashion.  Similarly, higher interest rates, inflation, higher costs of labor, insurance and healthcare, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States could increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results.  If the global economy does not recover, or if the slowdown continues for a significant period, if there is significant further deterioration in the global economy or if adverse changes in laws or regulations are implemented, our financial position and cash flows could be materially adversely affected.

Our business will suffer if we are unable to maintain or enhance awareness of our brands or if we incur excessive expenses attempting to promote our brands.

Promoting and strengthening our brands is critical to our efforts to attract and retain users of our properties, advertisers, customers and clients for our products, and to increase attendance at our trade shows and courses. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote these brands, in response to competitive pressures or otherwise, we might have to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results would suffer, and, as a result, our stock price could fluctuate or decline.

We might fail to identify or successfully acquire assets, businesses and content that would otherwise enhance our product offerings to our customers and users, and as a result our revenue might decrease or fail to grow.

We have acquired and might continue to acquire, when appropriate opportunities arise, assets, businesses and content as a key component of our growth strategy. We might not be successful in identifying appropriate acquisition opportunities and, as a result, our growth strategy could be adversely affected. If we identify an appropriate acquisition opportunity, we might not be able to negotiate the terms of the acquisition successfully or finance the transaction. In order to finance any acquisitions, one or more of which could be significant to our company, we might have to incur indebtedness, use our existing cash, enter into new credit facilities and/or issue equity securities. We might be unable to obtain adequate financing for acquisitions on terms and conditions acceptable to us. In order to finance acquisitions, we may sell equity securities at a discount to our common stock’s market value. Any issuance of equity securities could result in substantial dilution to existing stockholders, particularly if there is any discount to our common stock’s market price. Any future acquisition or investment might result in amortization expenses related to intangible assets. If the market price for acquisition targets increases, or if we fail to acquire desired acquisition targets for this or any other reason, our business might fail to grow, and, as a result, our stock price could fluctuate or decline.

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

We do not have a non-competition agreement with Mr. Meckler or with any other member of management or personnel. As a result, we might not have any recourse if they were to join a competitor or start a competing venture. Competition from key employees or a defection by one or more of them to a competitor could harm our business and results of operations by strengthening our competitors and, as a result, reducing our market share and revenues, and our stock price could fluctuate or decline.

Our quarterly operating results are subject to fluctuations, and our stock price might fluctuate or decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and often fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Customers generally post more job listings during the first calendar quarter and fewer job listings during the fourth calendar quarter. Also, advertisers generally place fewer advertisements during the first and third calendar quarters of the year, both of which directly affect our business. Our results will also be impacted by the number and size of trade shows or education courses we hold in each quarter. In addition, trade shows or education courses held in one period in the current year might be held in a different period in future years. Furthermore, Internet user traffic typically drops during the summer months and during certain holiday periods, which reduces the number of advertisements to sell and deliver. Expenditures by advertisers tend to vary in cycles that reflect overall economic conditions, budgeting and buying patterns. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of advertisers, business and media professionals or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period.

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

The agreement under which we sold the Internet.com business to QuinStreet includes a non-competition obligation that lasts for a period of five years from the closing of the sale on November 30, 2009. Under this provision, we agreed that we will not, and we will cause our affiliates not to, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of any business engaged in the creation or publishing of content or services through web sites or other electronic media focused on the topics of (a) enterprise and/or corporate information technology, (b) software development and/or (c) web development. These limitations on the scope of our business operations may adversely affect our business prospects, operating results and financial condition.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in recording a significant amount of goodwill and/or intangible assets on our financial statements. We had $8.6 million of goodwill and net intangible assets as of December 31, 2013. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We might not realize the full value of the goodwill and/or intangible assets. As a result, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we might do if appropriate circumstances arise, we might record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, our stock price could fluctuate or decline.

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

Our networks and Websites must accommodate a high volume of traffic and deliver frequently updated information. They have in the past experienced, and may in the future experience, slower response times or decreased traffic for a variety of reasons. Since we became a public company in 1999, there have been instances where our online networks as a whole, or our Websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third-party Internet access providers, problems with third-party advertising servers, increased traffic to our servers, viruses and other security breaches. We also depend on information providers to provide information and data feeds on a timely basis. Some of the services in our networks or Websites could experience temporary interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers and online service providers for access to our online networks or Websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our Websites. Any of these problems could result in less traffic to our Websites or harm the perception of our networks or Websites as reliable sources of information. Less traffic on our Websites or periodic interruptions in service could have the effect of reducing advertising delivery on our Websites, registration to our trade shows, registration to our educational course offerings and access to products and services, thereby reducing our advertising revenues and reducing the ability to package products or service, which could reduce revenue related to those services.

Any breach of confidential data in our possession could expose us to significant expense and liabilities and harm our reputation.

We must maintain facility and systems security measures to preserve the confidentiality of certain data belonging or related to users that is transmitted through or stored on our systems or is otherwise in our possession. Additionally, we maintain our own confidential information, and confidential information received from other third parties, in our facilities and systems. We take steps to protect the security, integrity, and confidentiality of this data, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this data despite our efforts. Security breaches, computer malware and computer hacking attacks may occur on our systems or those of our information technology vendors in the future. Any security breach with respect to this information, whether caused by hacking, the inadvertent transmission of computer viruses or other harmful software code, or otherwise, could result in the unauthorized disclosure, misuse, or loss of information, legal claims and litigation, indemnity obligations, regulatory fines and penalties, contractual obligations and liabilities, other liabilities, and significant costs for remediation and re-engineering to prevent future occurrences. In addition, if our security measures or those of our vendors are breached or unauthorized access to consumer data otherwise occurs, our systems may be perceived as not being secure, and users may reduce or cease the use of our systems.

Despite our security measures, we are subject to ongoing threats and, therefore, these security measures may be breached as a result of employee error, failure to implement appropriate processes and procedures, malfeasance, third-party action, including cyber-attacks or other intentional misconduct by computer hackers or otherwise. This could result in third parties obtaining unauthorized access to users’ data or our data, including personally identifiable information, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to our advertisers’ data or our data, including intellectual property and other confidential business information.

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise to maintain the confidentiality, security, and integrity of data that we store or otherwise maintain may harm our reputation and our relationships with advertisers and sellers or harm our ability to retain and attract new buyers and sellers. Any of these could harm our business, financial condition and results of operations.

If any such unauthorized disclosure or access does occur, we may be required to notify users or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. The unauthorized use or disclosure of information in our control may result in the termination of one or more of our commercial relationships or a reduction in the confidence of users and usage of our services. We may also be subject to litigation and regulatory action alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential users, require significant expenditures of capital and other resources and cause us to lose business and revenue.

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

Our intellectual property is important to our business, and our inability to protect that intellectual property could result in increased expenses or decreased revenues and adversely affect our future growth and success.

Trademarks, copyrights, domain names and other proprietary rights are important to our success and competitive position. Our failure to protect our existing intellectual property rights may result in the loss of exclusivity or the right to use our content and technologies. If we do not adequately ensure our right to use certain content and technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be prohibited from using this intellectual property.

We seek protection of our content, logos, brands, domain names and other proprietary rights relating to our businesses, including the registration of our trademarks, service marks and copyrights both in the United States and in foreign countries. However, our actions may be inadequate to protect our trademarks, copyrights, domain names and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We might not be able to obtain effective trademark, copyright, domain name and trade secret protection in every country in which we provide our products and services or make them available through the Internet. For instance, it may be difficult for us to enforce our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property. It is also difficult and costly for us to police unauthorized use of our proprietary rights and information, particularly in foreign countries.

Although we generally obtain our content and some of our technologies from our employees and through work-for-hire arrangements or purchase, we also license and/or purchase content from third parties. In the license arrangements, we generally obtain representations as to origin and ownership of this content, and the licensors have generally agreed to defend, indemnify and hold us harmless from any third party claims that this content violates the rights of another. However, we cannot be sure to get these protections in all cases, that these protections will be effective or sufficient or that we will be able to maintain our content and technologies on commercially reasonable terms.

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

In seeking to protect our trademarks, copyrights and other proprietary rights, we could face costly litigation and the diversion of our management’s attention and resources, which could result in increased expenses and operating losses and, as a result, our stock price could fluctuate or decline.

Our software relies on third-party open source software components. Failure to comply with the terms of the underlying open source software licenses could expose us to liabilities, and the combination of certain open source software with code that we develop could compromise the proprietary nature of our software.

Our software utilizes software licensed to us by third-party authors under “open source” licenses. The use of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar solutions with lower development effort and time and ultimately put us at a competitive disadvantage.

Although we monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on us. Moreover, we cannot guarantee that our processes for controlling our use of open source software will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue operating using our solution on terms that are not economically feasible, to re-engineer our solution or the supporting computational infrastructure to discontinue use of certain code, or to make generally available, in source code form, portions of our proprietary code.

We may be subject to intellectual property rights claims by third parties, which are costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies and intellectual property.

The media industry is characterized by the existence of large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in this industry are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Third parties may assert claims of infringement or misappropriation of intellectual property rights in proprietary technology against us for which we may be liable or have an indemnification obligation. While we take reasonable steps to protect our rights, we cannot assure you that we are not infringing or violating any third-party intellectual property rights. From time to time, we may be subject to legal proceedings relating to our services and the intellectual property rights of others.

Regardless of whether claims that we are infringing intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. The outcome of any litigation is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation. There can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle lawsuits and disputes on terms that are unfavorable to us.

Although third parties may offer a license to their technology or intellectual property, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, results of operations or financial condition to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology or intellectual property licensed to us. Alternatively, we may be required to develop non-infringing technology or to make other changes, such as to our branding, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, royalties and other fees, including treble damages if we are found to have willfully infringed such claimant’s patents, copyrights, trademarks, trade secrets or other intellectual property. Claims of intellectual property infringement or misappropriation also could result in injunctive relief against us, or otherwise result in delays or stoppages in providing all or certain aspects of our services.

We face potential liability for information that we publish or distribute, which could spur costly litigation against us.

As a publisher and distributor of original information and research, as well as the result of publishing content placed on our Websites by others, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement or other legal theories based on the nature, publication or distribution of this information. Such claims could also include, among others, claims that by providing links to Websites operated by third parties, we are liable for wrongful actions by those third parties through these Websites. It is also possible that users could make claims against us for losses incurred in reliance on information provided on our Websites or services. Such claims, whether brought in the United States or abroad, could divert management time and attention and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we might have to pay substantial damages. Our insurance might not adequately protect us against these claims. The filing of these claims could also damage our reputation as a high-quality provider of unbiased, timely information and result in client and user cancellations or overall decreased demand for our products and services.

Intense competition in each of our businesses could reduce our market share, which could result in a decrease in revenue.

The market for Internet-based services is intensely competitive and rapidly changing. The number of online services competing for users’ attention and spending has proliferated. We expect that competition will continue to intensify. We compete for circulation and advertising impressions with media and general interest destination Websites as well as traditional media publications. In addition, our online job board competes with LinkedIn and other job-related sites and services. Our trade shows and courses compete with numerous providers of in-person and online trade shows and educational courses.

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

Our decision to accept digital currency (bitcoin) as a form of payment for registration and exhibition space fees and vender sponsorships for our Inside Bitcoins trade show may subject us to exchange risk and additional tax and regulatory requirements.

In May 2013, we began accepting bitcoin as a form of payment for attendee registration and exhibition space fees and vendor sponsorships for our Inside Bitcoins trade shows. Bitcoin is a digital currency that uses cryptography to control the creation and transfer of the currency between individual parties. Bitcoin is not considered legal tender or backed by any government. Since inception in 2009, bitcoin has experienced price volatility, technological glitches and various law enforcement and regulatory interventions.

Since we began accepting bitcoin as a form of payment for our select trade shows, less than 1% of customer purchases have been made using the currency. At present we do not accept bitcoin payments directly, but use a third party vendor to accept and temporarily hold bitcoin payments on our behalf. We transfer our bitcoin from a third party vendor to an offline wallet and they are held in cold storage until they are sold. An insolvency of our third party vendor, however, may result in our holding bitcoin which could subject us to volatility and exchange risk.

There is also uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to bitcoin or transactions utilizing bitcoin. Such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

We might not be able to attract and retain qualified personnel, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in losses in revenue and increased costs.

Our success also depends on our ability to attract and retain qualified personnel. We depend primarily on our trade show personnel to organize trade shows, our education department to design and coordinate course offerings and our direct sales force to sell advertising on our Websites. Our reliance on trade show, education, and sales personnel is subject to numerous risks, including the risk that we might be unable to hire, retain, integrate and motivate these personnel, or expand these groups to increase revenue.

Similarly, our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel would also result in increased costs for replacement hiring and training.  Our revenues could fail to grow or decline if we fail to maintain an effective trade show team, education department and direct sales force and, as a result, our stock price could fluctuate or decline.  If we fail to attract new personnel or retain and motivate our current personnel, we might not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services.

We are subject to government regulations concerning our employees, including wage-hour laws and taxes.

We are subject to applicable laws and regulations relating to and governing our relationship with our employees, including laws related to overtime and minimum wage, wage payment, workplace safety and working conditions, immigration status, worker classification, and the provision of health benefits, unemployment benefits and workers’ compensation benefits. Increases in additional labor cost components, which could result from legislation or a changed business climate, such as employee benefits costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with any employment-related laws or regulations, would increase our labor costs. Moreover, we are subject to various laws and regulations in federal, state and foreign jurisdictions that impose varying rules and obligations on us with respect to taxation of income and benefits, social security and the classification of employee benefits for income tax and other purposes that require us to report and/or withhold taxes in respect of such items. In addition, many employers nationally have been subject to actions brought by governmental agencies and private individuals, including class actions, under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements or improper classification of workers as independent contractors, resulting in a failure to pay overtime wages properly and/or to comply with other wage-hour requirements, and these actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, breaks and compensable working time, it may distract our management from business matters and result in increased labor costs in addition to the costs of litigation.

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

In September 2011, we received a notice from The NASDAQ Stock Market indicating that we no longer complied with the continued listing requirement that our shares of common stock maintain a minimum closing bid price of $1.00.  In order to regain compliance with the listing requirements, in March 2012 we transferred our securities to The NASDAQ Capital Market and in August 2012 we conducted a reverse stock split and regained compliance with the minimum closing bid continued listing requirement. We are currently in compliance with the standards of The NASDAQ Capital Market. However, there can be no assurance that we will be able to continue to satisfy the requirements to maintain a continued listing on The NASDAQ Stock Market. The liquidity and market price of our stock would be adversely affected if we are unable to maintain our continued listing on The NASDAQ Stock Market.

Because our stock ownership is heavily concentrated with Alan M. Meckler, our Chairman and CEO, Mr. Meckler will be able to influence matters requiring stockholder approval.

As of March 24, 2014, Alan M. Meckler beneficially owned 43% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership might delay or prevent a change in control of our company that some investors might deem to be in the best interests of the stockholders.

Antitakeover provisions could discourage a takeover that stockholders consider to be in their best interests or prevent the removal of our current directors and management.

We have adopted a number of provisions that could have antitakeover effects or prevent the removal of our current directors and management. We have adopted a stockholder protection rights plan, commonly referred to as a poison pill. The rights plan is intended to deter an attempt to acquire us in a manner or on terms not approved by our board of directors. The rights plan will not prevent an acquisition that is approved by our board of directors. Our Amended and Restated Certificate of Incorporation, bylaws and the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. Our Amended and Restated Certificate of Incorporation allows our board of directors to issue preferred stock with rights and preferences that are superior to those of our common stock, which could deter a potential acquiror. Our bylaws provide that a special meeting of stockholders may only be called by our Board, Chairman of the Board, Chief Executive Officer or President or at the request of the holders of a majority of the outstanding shares of our common stock, which could deter a potential acquiror or delay a vote on a potentially beneficial change in control transaction until the annual meeting of stockholders. Our bylaws also eliminate the ability of the stockholders to act by written consent without a meeting or make proposals at stockholder meetings without giving us advance written notice, which could hinder the ability of stockholders to quickly take action that might be opposed by management. These provisions could also limit the price that investors might be willing to pay for our common stock.

Risks Related to the Information Technology and Internet Industries

A lack of continued growth in the use of information technology and the Internet could inhibit the growth of our business.

Our market is rapidly evolving. If information technology or Internet usage does not continue to grow or declines, the use of our Websites could decrease or fail to increase and the growth of our business could decline. Information technology and Internet usage may be inhibited for a number of reasons, including:

•	inadequate network infrastructure;

•	security or privacy concerns;

•	inconsistent quality of service;

•	lack of availability of cost-effective and high-speed service; and

•	changes in government regulation and other law.

If information technology and Internet usage grows, the Internet infrastructure might not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, future outages and other interruptions occurring throughout the Internet could lead to decreased use of our Websites and would therefore harm our business and could cause our stock price to fluctuate or decline.

If we are unable to adapt to the rapidly changing Internet advertising environment, we may be unable to attract advertisers to our networks and our revenues could suffer.

The Internet is a developing advertising medium, and advertisers that have historically relied upon traditional advertising media may be reluctant to advertise on the Internet. In addition, advertisers that have already invested substantial resources in other advertising methods may be reluctant to adopt a new strategy. Moreover, filtering software programs that limit or prevent advertising from being delivered to an Internet user’s computer are now more effective and widely available. Widespread adoption of this filtering software by Internet users could impair the commercial viability of Internet advertising. Our business would suffer a decrease in revenues if the market for Internet advertising fails to recover from its recent downturn or develops more slowly than expected.

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

We own registrations for the Internet domain names Mediabistro.com, InsideNetwork.com, Appdata.com, Inside3dprinting.com and AllFacebook.com, as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain our domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets that increase our value and contribute to our competitive advantage through name recognition, reputation, user and search engine traffic, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to maintain domain names or prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to fluctuate or decline.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to advertise our products and services and thereby decrease our revenue.

We collect information from our customers that register to purchase products or services or respond to surveys. With our customers’ permission, we may use this information to inform our customers of products and services that may be of interest to them. We may also share this information with our advertising clients if our customers have granted us permission to do so. The U.S. federal and various state governments have recently adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. The European Union adopted a directive that limits our collection and use of information from Internet users in Europe. In addition, public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. Since many of the proposed laws, regulations and practices are still being developed, we cannot yet determine the impact these issues may have on our business. Changes to laws or regulations, or industry practices, including privacy laws, could lead to additional costs and could impair our ability to collect customer information which helps us to provide more targeted advertising for our customers, thereby impairing our ability to maximize advertising revenue from our advertising clients.

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

The information technology, Internet and mobile app industries are characterized by rapid technological change, which could require frequent and costly technological improvements and, if we fail to continually improve our content offerings and services, we could cease to be competitive.

Rapid technological developments, evolving industry standards and user demands, and frequent new product introductions and enhancements characterize the market for Internet products and services. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future, including for new media such as mobile applications and social media. Our future success and competitive edge will depend on our ability to continually improve our content offerings and services across a range of media. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which could harm our advertising revenues. If we are unable to adapt our business to new media such as mobile applications and social media, our results of operations could suffer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table sets forth a list of our current office locations:

Locations	Square Feet	Termination Date	Use
Leased and Occupied
Norwalk, CT	6,600	Month to month	Administrative, sales and IT
New York, NY	16,000	January 2019	Sales, editorial and IT

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

Our common stock began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol “INTM”.  In September 2002, effective with the change in the name of the company to Jupitermedia Corporation, our ticker symbol was changed to “JUPM”. In February 2009, effective with the change in the name of the company to WebMediaBrands Inc., our ticker symbol was changed from “JUPM” to “WEBM.” In June 2013, effective with the change in the name of the company to Mediabistro Inc., our ticker symbol was changed from “WEBM” to “MBIS.” The following table sets forth for the periods indicated the high and low sale prices of our common stock.

	High	Low
Year ended December 31, 2012
First Quarter	$9.80	$2.94
Second Quarter	$8.12	$3.92
Third Quarter	$5.25	$2.14
Fourth Quarter	$2.67	$1.57

Year ended December 31, 2013
First Quarter	$2.35	$1.46
Second Quarter	$2.85	$0.80
Third Quarter	$2.04	$1.36
Fourth Quarter	$5.43	$1.48

Year ending December 31, 2014
First Quarter (through March 24, 2014)	$3.44	$2.16

As of March 24, 2014, there were 55 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

RECENT PURCHASES OF SECURITIES

From inception through December 31, 2013, we have repurchased 119,285 shares of our common stock pursuant to publicly announced repurchase plans as follows:

Date	Total # of shares purchased	Average price paid per share
September 2002	9,285	$11.41
October 2011	110,000	$3.55

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	793,169	$5.59	564,157
Equity compensation plans not approved by security holders	–	–	–
Total	793,169	$5.59	564,157

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Mediabistro Inc. (f/k/a WebMediaBrands Inc.) (“Mediabistro” or the “Company”) is an Internet media company that provides services for social media, traditional media and creative professionals. We are a leading provider of 3D printing and Bitcoin trade shows. Our service offerings include an online job board, news and analysis, trade shows and events, online and in-person courses, and research and data services products.

Our online job board, a leader in the media industry, has an audience of social media, gaming, mobile, publishing, public relations, journalism, advertising, graphic design, web development, 3D printing and television professionals.

Our trade shows include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins and AllFacebook Marketing Conference.

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

We generate our revenues from:

•	fees charged for online job postings;
•	advertising on our websites and e-mail newsletters;
•	attendee registration fees for our online and in-person education courses and conferences;
•	attendee registration fees to our trade shows;
•	fees for social media and mobile-related market research and data services products;
•	exhibition space fees and vendor sponsorships to our trade shows;
•	granting rights to use logos that are downloaded from our stocklogos.com website; and
•	subscription sales from our paid membership services.

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

Results of Operations

Revenues

Revenues were $12.5 million for the year ended December 31, 2013 and $14.0 million for the year ended December 31, 2012, representing a decrease of 11%. This change was primarily due to declines in advertising and research revenues, partially offset by an increase in trade show revenues. We ran twenty-one trade shows during both the years ended December 31, 2013 and December 31, 2012. During the year ended December 31, 2013, we held the launch events of our two newest trade shows, Inside 3D Printing Conference and Expo and Inside Bitcoins in New York City. We also held the Inside 3D Printing Conference and Expo in Chicago, San Jose and Singapore and we held Inside Bitcoins in Las Vegas during 2013.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Year Ended December 31,		2013 vs. 2012
	2013	2012	$	%
Online job postings	$3,642	$3,861	$(219)	(6)%
Trade shows	2,798	2,491	307	12
Advertising	1,889	2,751	(862)	(31)
Education	1,830	1,998	(168)	(8)
Research	1,211	1,733	(522))	(30)
Other	1,116	1,128	(12)	(1)
Total	$12,486	$13,962	$(1,476)	(11)%

Other revenues include subscription sales from our paid membership services and sales of logos through stocklogos.com.

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations.  Cost of revenues excludes depreciation and amortization.  Cost of revenues was $7.4 million for the year ended December 31, 2013 and $7.9 million for the year ended December 31, 2012, representing a decrease of 6%. This change was primarily due to decreases in employee-related costs of $607,000 and editorial freelance and technology consulting costs of $286,000 offset by an increase in trade show operating costs of $294,000.

We intend to make investments through internal development and, where appropriate opportunities arise, through targeted asset acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefit costs for sales and marketing personnel, sales commissions and promotion costs.  Advertising, promotion and selling expenses were $2.4 million for the year ended December 31, 2013 and $2.7 million for the year ended December 31, 2012, representing a decrease of 11%. This change was due to a decrease in employee-related costs of $229,000 and a decrease in advertising costs of $26,000.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $4.4 million for the year ended December 31, 2013 and $5.1 million for the year ended December 31, 2012, representing a decrease of 13%. This change was due to a decrease in rent expense for our New York City location of $322,000, a decrease in employee-related costs of $185,000 and a decrease in stock-based compensation of $133,000. The decrease in rent expense related to our New York City office was due to a modification of the terms of our office lease, which resulted in a reduction in the office space we occupy.

Depreciation and amortization

Depreciation expense was $193,000 and $309,000 for the years ended December 31, 2013 and 2012, respectively, representing a decrease of 38%.  This change was due to certain assets becoming fully depreciated.

Amortization expense was $423,000 and $540,000 for the years ended December 31, 2013 and 2012, respectively, representing a decrease of 22%.  This change was due to certain intangible assets becoming fully amortized.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

During the years ended December 31, 2013 and 2012, in conjunction with our annual impairment test, we identified indicators that our goodwill was impaired. These indicators included a decline in revenue and recurring operating losses. As a result, for the years ended December 31, 2013 and 2012, we recorded a non-cash impairment charge of $2.9 million and $5.5 million, respectively, to reduce the carrying amount of goodwill to fair value.

Other loss, net

Other loss of $186,000 for the year ended December 31, 2013 was primarily related to losses on the sale of certain assets and investments partially offset by digital currency transaction gains. Other loss of $240,000 for the year ended December 31, 2012 was primarily related to the sale of our 33% investment in Social.Media.Tracking GmbH.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,		2013 vs. 2012
	2013	2012	$	%
Interest income	$3	$4	$(1)	(25)%
Interest expense	$(325)	$(271)	$(54)	(20)

Interest expense during the years ended December 31, 2013 and 2012 relates primarily to costs associated with our loans from a related party. The increase in interest expense during the year ended December 31, 2013 was due to the Restated Note that was entered into on November 1, 2013, but which accrues interest as of August 27, 2013. See “Related Party Transactions” for a description of the loans and Restated Note.

Provision (benefit) for income taxes

We recorded an income tax benefit of $147,000 during the year ended December 31, 2013 and an income tax provision of $34,000 during the year ended December 31, 2012. During the year ended December 31, 2013, the income tax benefit consisted of an income tax refund for $105,000 related to an amended 2010 income tax return and an income tax benefit of $56,000 due to the expiration of certain statutes of limitations. During the year ended December 31, 2012, the income tax provision consisted primarily of additional income tax expense for tax amortization on indefinite lived assets.

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

The total amount of unrecognized tax benefits was $61,000 as of December 31, 2013 and $100,000 as of December 31, 2012, all of which would affect the effective tax rate, if recognized, as of December 31, 2013.

At December 31, 2013, we had deferred income tax assets associated with federal and state net operating loss (“NOL”) carryforwards of $29.0 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. We have established an additional valuation allowance of $1.9 million against the deferred income tax assets attributable to NOL carryforwards during 2013.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

			2013 vs. 2012
For the Year Ended December 31:	2013	2012	$	%
Operating cash flows	$(1,812)	$(1,143)	$(669)	(59)%
Investing cash flows	$(259)	$(205)	$(54)	(26)%
Financing cash flows	$1,093	$120	$973	811%

As of December 31:
Cash and cash equivalents	$1,232	$2,210	$(978)	(44)%
Working capital	$(610)	$292	$(902)	(309)%
Loan from related party	$8,341	$7,647	$694	9%

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Online images and Internet.com businesses in 2009, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities increased during 2013 compared to 2012 due primarily to a decrease in revenues and deferred revenues along with an increase in prepaid expenses.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated and assets purchased or developed.  Net cash used in investing activities during 2013 and 2012 related primarily to the purchase of certain intangible assets along with website and product development costs.

Financing activities. Cash provided by financing activities during 2013 related primarily to borrowings from a related party. See “Related Party Transactions” below. Cash provided by financing activities during 2012 relates primarily to proceeds from stock option exercises.

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

Our liquidity over the next 12 months could be materially affected by, among other things: our ability to increase revenues; costs related to our product development efforts; our ability to raise additional funds through debt, equity, or other financing alternatives; the strength of the United States job market, or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Related Party Transactions

On May 29, 2009, we entered into a loan agreement in the amount of $7.2 million with our Chief Executive Officer, Alan M. Meckler (the “2009 Meckler Loan”).

In conjunction with the 2009 Meckler Loan, we (1) entered into a promissory note jointly and severally payable by us and our subsidiary, Mediabistro.com Subsidiary Inc. (“MB Subsidiary”), to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in our assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in our intellectual property, (4) entered into a Pledge Agreement by us in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which we granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of MB Subsidiary owned by us, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement” and, together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

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

On September 1, 2010, we entered into a note modification agreement (“Note Modification Agreement”) with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014

On November 14, 2011, we along with MB Subsidiary, entered into a 2nd Note Modification Agreement with Mr. Meckler.  The 2nd Note Modification Agreement amends the 2009 Note, which is described above.  Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year. We granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of our common stock pursuant to the terms of the 2008 Mediabistro Stock Option Plan.  All other terms of the 2009 Meckler Loan remain unchanged.

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

On November 15, 2013, we along with our wholly-owned subsidiaries, MB Subsidiary and Inside Network entered into a Second Amended and Restated Promissory Note (the “2nd Restated Note”) with Mr. Meckler. The 2nd Restated Note increases the principal amount of the Restated Note to $8,794,604, a $1.0 million increase. The terms of the 2nd Restated Note are otherwise substantially the same as the terms of the Restated Note.

In the event of change of control, Mr. Meckler may elect to make the remaining principal balance and all accrued and unpaid interest due and payable concurrently with the closing of the change of control event. A change of control includes a sale of our Company or either subsidiary to a third party or any merger, consolidation, restructuring or reorganization of our Company that results in the common stock holders immediately prior to the transaction possessing less than 50% of the voting power of the surviving entity. Upon the occurrence of an event of default, Mr. Meckler may, among other things, declare the entire outstanding balance under the 2nd Restated Note to be immediately due and payable, and/or exercise any other rights.

Mr. Meckler funded a portion of the Restated Note with a portion of the proceeds of his personal loan from BOFI Federal Bank (“BOFI”) with the intent that the principal and interest payments under the Restated Note will be utilized by Mr. Meckler to make payments under his note with BOFI. We must repay the 2nd Restated Note if Mr. Meckler is required to repay the BOFI note whether due to an event of default by Mr. Meckler under the BOFI note or otherwise.

To induce Mr. Meckler to enter into the 2nd Restated Note, pursuant to a Second Reaffirmation of Collateral Documents (the “Reaffirmation”), we reaffirmed our obligations under the collateral documents related to the Restated Note. To further induce Mr. Meckler to enter into the 2nd Restated Note, we issued to Mr. Meckler on November 14, 2013 a warrant for 301,124 shares of the Company’s common stock. The warrant is exercisable at any time on or after November 14, 2013 until the close of business on November 13, 2018 at an exercise price per share of $2.00, which was 110% of the closing price of the Company’s common stock on November 14, 2013. The exercise price and number of the shares of our common stock issuable upon the exercise of the warrant is subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction. The warrant will terminate upon a fundamental transaction, which includes the acquisition of the Company or all or substantially all of its assets by another party.

We recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455,000. The discount is being amortized over the life of the 2nd Restated Note, and the carrying amount of the discount was $454,000 as of December 31, 2013.

Interest expense on the 2009 Meckler Loan, the 2011 Meckler Loan and the Restated Notes was $295,000 during the year ended December 31, 2013. Interest expense on the 2009 Meckler Loan and the 2011 Meckler Loan was $235,000 during the year ended December 31, 2012.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We test goodwill and other intangible assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, and all other long-lived assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment.” Long-lived assets, including goodwill and intangible assets were $9.0 million and $12.1 million as of December 31, 2013 and 2012, respectively.

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

As part of the 2013 and 2012 impairment analysis, we determined the fair value of our business using the market approach and the income approach.

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

Stock-based Compensation. Effective January 1, 2006, we adopted ASC Topic 718, “Compensation-Stock Compensation.” Among its provisions, ASC Topic 718 requires us to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value. The intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $49,000 and $252,000, respectively.

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

Income Taxes. We are subject to income taxes in the United States. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred income tax assets to an amount that will more likely than not be realized. Our net deferred income tax liabilities were $481,000 and $474,000 as of December 31, 2013 and 2012, respectively. A significant portion of our deferred income tax assists consist of NOLs. We have NOLs totaling $163.4 million at December 31, 2013, which are available to reduce future taxes in the United States. The NOLs expire at various times between 2017 and 2033.

Significant management judgment is required in determining our income tax provision and in evaluating our tax position. We evaluate our uncertain tax positions using a two-step approach in accordance with the accounting pronouncement related to income taxes. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. Our net income tax benefit was $147,000 for the year ended December 31, 2013 and our tax provision was $34,000 for the years ended December 31, 2012. A change in our uncertain tax positions could have a significant impact on our results of operations. Historically, the difference between our estimates and actual results has not been material.

Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on historical losses as a percentage of revenue, existing economic conditions, and specific account analysis of at-risk customers. Historical losses and existing economic conditions may not be indicative of future losses, and the impact of economic conditions on each of our customers is difficult to estimate. Should future uncollectible amounts not reflect our current estimates, we would be required to charge off our uncollectible accounts through an entry to bad debt expense included in general and administrative expense in our consolidated statement of operations. Our allowances for doubtful accounts at December 31, 2013 and 2012 were $3,000 and $16,000, respectively. Historically, the difference between our estimates and actual results has not been material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mediabistro Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mediabistro Inc.

We have audited the accompanying consolidated balance sheets of Mediabistro Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mediabistro Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein Kass

Roseland, New Jersey

March 26, 2014

Mediabistro Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,232	$2,210
Accounts receivable, net of allowances of $3 and $16, respectively	557	524
Prepaid expenses and other current assets	769	503
Total current assets	2,558	3,237
Property and equipment, net	430	268
Intangible assets, net	1,946	2,305
Goodwill	6,633	9,574
Investments and other assets	637	687
Total assets	$12,204	$16,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$445	$509
Accrued payroll and related expenses	511	493
Accrued expenses and other current liabilities	1,092	649
Deferred revenues	1,120	1,294
Total current liabilities	3,168	2,945
Loan from related party, net of discount	8,341	7,647
Deferred revenues	16	17
Deferred income taxes	481	474
Total liabilities	12,006	11,083
Commitments and contingencies (see note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, 600,000 designated as Series A Junior participating preferred stock, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,176,661 and 6,138,879 shares issued and 6,057,376 and 6,019,594 shares outstanding at December 31, 2013 and 2012, respectively	62	61
Additional paid-in capital	290,620	289,711
Accumulated deficit	(289,988)	(284,288)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	198	4,988
Total liabilities and stockholders’ equity	$12,204	$16,071

See notes to consolidated financial statements.

Mediabistro Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012
Revenues	$12,486	$13,962
Cost of revenues	7,436	7,931
Advertising, promotion and selling	2,407	2,692
General and administrative	4,425	5,080
Depreciation	193	309
Amortization	423	540
Impairment	2,941	5,542
Total operating expenses	17,825	22,094
Operating loss	(5,339)	(8,132)
Other loss, net	(186)	(240)
Interest income	3	4
Interest expense	(325)	(271)
Loss before income taxes	(5,847)	(8,639)
Provision (benefit) for income taxes	(147)	34
Net loss	$(5,700)	$(8,673)
Loss per share:
Basic net loss	$(0.95)	$(1.45)
Diluted net loss	$(0.95)	$(1.45)
Weighted average shares used in computing income loss per share:
Basic	6,025	5,991
Diluted	6,025	5,991

See notes to consolidated financial statements.

Mediabistro Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2012	6,077,911	$61	$289,036	$(275,615)	$(496)	$–	$12,986	$
Exercise of stock options	77,953	–	143	–	–	–	143		–
Stock-based compensation, net of forfeitures	–	–	528	–	–	–	528		–
Forfeiture of restricted stock	(16,985)	–	–	–	–	–			–
Consultant options	–	–	4	–	–	–	4		–
Net loss	–	–	–	(8,673)	–	–	(8,673)		(8,673)
Balance at December 31, 2012	6,138,879	$61	$289,711	$(284,288)	$(496)	$–	$4,988		$(8,673)
Exercise of stock options	37,782	1	108	–	–	–	109		–
Stock-based compensation, net of forfeitures	–	–	337	–	–	–	337		–
Issuance of warrants	–	–	456	–	–	–	456		–
Consultant options	–	–	8	–	–		8		–
Net loss	–	–	–	(5,700)	–	–	(5,700)		(5,700)
Balance at December 31, 2013	6,176,661	$62	$290,620	$(289,988)	$(496)	$–	$198		$(5,700)

See notes to consolidated financial statements.

Mediabistro Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

(in thousands)

	Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,700)	$(8,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	2,941	5,542
Depreciation and amortization	616	849
Stock-based compensation	337	528
Provision for losses on accounts receivable	4	27
Other, net	200	236
Amortization of debt issuance costs	30	36
Deferred income taxes	6	30
Changes in current assets and liabilities (net of businesses acquired):
Accounts receivable, net	(37)	(62)
Prepaid expenses and other current assets	(160)	176
Accounts payable, accrued expenses and other liabilities	126	167
Deferred revenues	(175)	1
Net cash used in operating activities	(1,812)	(1,143)
Cash flows from investing activities:
Purchases of property and equipment	(90)	(117)
Acquisitions of intangible assets and other development costs	(347)	(220)
Proceeds from sale of assets and other	178	132
Net cash used in investing activities	(259)	(205)
Cash flows from financing activities:
Borrowings from related party	1,148	–
Debt issuance costs	(164)	(23)
Proceeds from exercise of stock options	109	143
Net cash provided by financing activities	1,093	120
Net decrease in cash and cash equivalents	(978)	(1,228)
Cash and cash equivalents, beginning of year	2,210	3,438
Cash and cash equivalents, end of year	$1,232	$2,210
Supplemental disclosure of cash flow:
Cash refund of income taxes	$158	$70
Cash paid for interest	$295	$235
Non-cash investing activities:
Acquisitions of long-lived assets	$1	$6

See notes to consolidated financial statements.

Mediabistro Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013 and 2012

1.	THE COMPANY

Mediabistro Inc. (f/k/a WebMediaBrands Inc.) (“Mediabistro” or the “Company”) is an Internet media company that provides services for social media, traditional media and creative professionals. Mediabistro is a leading producer of 3D printing and Bitcoin trade shows. The Company’s service offerings include an online job board, news and analysis, trade shows and events, online and in-person courses, and research and data services products.

The Company’s online job board, a leader in the media industry, has an audience of social media, gaming, mobile, publishing, public relations, journalism, advertising, graphic design, web development, 3D printing and television professionals.

The Company’s trade shows include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, and AllFacebook Marketing Conference.

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

Liquidity. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its product offerings, by developing additional product offerings, and by expenses associated with operations. The Company’s management believes that its cash resources at December 31, 2013, will be sufficient to meet current obligations and fund its operating activities through December 31, 2014.

In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next 12 months to meet its planned level of expenditures: (a) raise additional capital; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business. Historically, the Company has been able to raise capital in the form of debt from its Chief Executive Officer, Alan M. Meckler (see note 9). Mr. Meckler intends to provide additional capital in the form of a loan to the Company over the next 18 months, if deemed necessary, to absorb any cash flow shortages that the Company may sustain.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of Mediabistro and its wholly-owned subsidiaries: Mediabistro.com Subsidiary, Inc., a Delaware corporation; and Inside Network, Inc., a California corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Revenue recognition. Mediabistro generates its revenues from the following primary sources:

Online job boards. Mediabistro generates fees charged for online job postings on mediabistro.com. Mediabistro recognizes revenue ratably in the period in which the job postings are displayed.

Trade shows. Mediabistro produces trade shows and conferences on topics covered by the Company’s online business. Mediabistro generates revenues from attendee registrations, the purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space, and advertiser and vendor sponsorships. Mediabistro recognizes revenue from trade shows in the period in which the trade show is held.

Online advertising revenues. Mediabistro recognizes advertising revenue ratably in the period in which the advertising is displayed, provided that all contracted advertising impressions have been delivered, if applicable, and collection of the resulting receivable is probable. Mediabistro typically sells its advertising based on the delivery of a minimum number of advertising impressions or as an advertising sponsorship on a website for a fixed price.

Online and in-person courses and conferences. Mediabistro offers online and in-person courses and online conferences for media and creative professionals. Mediabistro generates revenues from attendee registrations and recognizes revenue ratably as classes and online conferences are held.

Paid research and membership subscription services. Paid research services relate to subscriptions to social media market research and data services products, which the Company sells through Inside Network, Inc. and includes AppData, PageData, GPlusData and The Facebook Marketing Bible. Paid membership services relate to subscriptions to online services, Freelance Marketplace and AvantGuild, which the Company sells through Mediabistro.com. Mediabistro recognizes revenue from subscriptions ratably over the subscription period.

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

Use of estimates in the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in Mediabistro’s consolidated financial statements. Actual results could differ from those estimates.

Concentration of credit risk. Financial instruments that potentially subject Mediabistro to concentration of credit risk consist primarily of cash and accounts receivable. In general, Mediabistro invests its excess cash in savings and business money market accounts. Mediabistro’s cash balances are in excess of federal depository insurance limitations. Mediabistro has not experienced any losses on its deposits of cash and cash equivalents. Mediabistro’s concentration of credit risk with respect to accounts receivable is limited due to its large number of customers and their dispersion across many geographic areas. No single customer represented 10% or more of its total revenue or accounts receivable in any of the periods presented.

Cash and cash equivalents. Mediabistro considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, Mediabistro had no investments with maturities greater than three months.

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. Mediabistro pays a fixed interest rate of 5.50% on its long-term debt with its Chief Executive Officer, Alan M. Meckler. See note 9 for information regarding this related party transaction.

Fair value measurements. Certain assets and liabilities of Mediabistro are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable, debt and accounts payable approximate their carrying values. The Company also has other assets or liabilities that it records at the fair value, such as its long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

Allowance for doubtful accounts. Mediabistro estimates its allowance for doubtful accounts based on historical losses, existing economic conditions and specific account analysis of at-risk customers. Historical losses and existing economic conditions might not be indicative of future losses, and the impact of economic conditions on each of its customers is difficult to estimate. Should future uncollectible amounts exceed its current estimates, Mediabistro would be required to charge off its uncollectible accounts through an entry to bad debt expense included in general and administrative expense in its consolidated statement of operations.

Digital currency transactions. Mediabistro enters into transactions that are denominated in digital currency (bitcoin). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Consolidated Statements of Operations. Mediabistro determines fair value based on quoted market exchange prices using significant observable inputs as of the balance sheet date. Mediabistro recorded $101,000 in unrealized gain on digital currency during 2013 and the value of the Company’s digital currency is $145,000 as of December 31, 2013 and is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to bitcoin or transactions utilizing bitcoin, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

The provisions of ASC Topic 350 require that an intangible asset that is not subject to amortization be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Mediabistro evaluates goodwill on a separate reporting unit basis in the fourth quarter each year. The provisions also require that a two-step test be performed to assess goodwill for impairment. First, the Company compares the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The Company would recognize an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. See note 6 for additional information.

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

Equity method for accounting for investments. Mediabistro accounts for investments in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures.” Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company’s proportional share of their undistributed earnings or losses. The Company reviews these investments whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Mediabistro had a 33% investment in SMT Social.Media.Tracking GmbH (“SMT”), which began operations on February 11, 2011, and Mediabistro accounted for this investment under the equity method. The Company sold this investment on September 25, 2012 for $132,000, which resulted in the Company recording a loss on investment of $209,000, included in other loss, net in the consolidated statements of operations. SMT had a net loss of $3,000 for the period from January 1, 2012 through the date of sale.

Advertising and promotion expense. Mediabistro expenses advertising and promotion costs as incurred. Advertising and promotion expense was $384,000 and $418,000 for the years ended December 31, 2013 and 2012, respectively.

Income taxes. Mediabistro accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial reporting for incomes taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using presently enacted statutory tax rates. The Company recognizes the effect on deferred income tax assets and liabilities of changes in tax rates in income in the period that includes the enactment date. ASC Topic 740 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Company measures tax benefit recognized as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces retained earnings. Mediabistro recognizes penalties and tax-related interest expense as a component of income tax expense in the Company’s consolidated statements of operations.  See note 11 for additional disclosure related to income taxes.

Self-insurance. Mediabistro is self-insured for its health and welfare costs. The Company's liability for health and welfare claims includes an estimate for claims incurred but not yet reported and is limited by the Company's stop loss policy. This liability is included in accrued payroll and related expenses on the consolidated balance sheets for the years ended December 31, 2013 and 2012.

Stock-based compensation. Mediabistro follows ASC Topic 718, “Compensation-Stock Compensation.”  Among its provisions, the Topic requires Mediabistro to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Mediabistro’s policy is to grant stock options and restricted stock awards with an exercise price equal to or greater than the fair value on the date of grant. Mediabistro amortizes stock-based compensation expense on a straight-line basis over the vesting term.

The Company recognizes compensation expense only for stock-based awards expected to vest. Mediabistro estimates forfeitures at the date of grant based on Mediabistro’s historical experience and future expectations.

Recent accounting pronouncements. In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No. 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. Retrospective application is permitted. This pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

4.	COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted loss per share for the years ended December 31, 2013 and 2012 are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012
Net loss	$(5,700)	$(8,673)

Basic weighted average common shares outstanding	6,025	5,991
Effect of dilutive stock options	–	–
Total basic weighted average common shares and dilutive stock options	6,025	5,991

Basic and diluted loss per share	$(0.95)	$(1.45)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Year Ended December 31,
	2013	2012
Number of anti-dilutive stock options	793	851
Weighted average exercise price	$5.59	$5.88

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Computer equipment and software	$706	$751
Furniture, fixtures and equipment	240	257
Leasehold improvements	1,014	735
Total	1,960	1,743
Less: Accumulated depreciation	(1,530)	(1,475)
Property and equipment, net	$430	$268

6.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$998	$(572)	$426
Customer relationships	610	(339)	271
Copyrights and trademarks	534	(297)	237
Total	$2,142	$(1,208)	$934

	December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$780	$(369)	$411
Customer relationships	804	(425)	379
Copyrights and trademarks	540	(194)	346
Content development costs	156	(156)	–
Total	$2,280	$(1,144)	$1,136

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website and development costs, customer relationships and copyrights and trademarks over three to seven years and content development costs over two years. Estimated amortization expense for intangible assets subject to amortization is as follows (in thousands):

Year Ending December 31:
2014	$369
2015	321
2016	158
2017	61
2018	25
$934

Unamortized Intangible Assets and Goodwill

During the year ended December 31, 2013 and 2012, in conjunction with Mediabistro’s annual impairment test, the Company identified indicators that its goodwill was impaired. These indicators included a decline in revenue and recurring operating losses. As a result, the Company recorded a non-cash impairment charge of $2.9 million and $5.5 million, respectively, related to the write-down of goodwill. This impairment charge is not tax deductible because the acquisitions that gave rise to most of the carrying value of the Company’s goodwill were structured as stock transactions.

The fair value of goodwill is the residual fair value after allocating the total fair value of a reporting unit to its other assets, net of liabilities. The Company estimated the total fair value of the reporting units using a discounted cash flow model (present value of future cash flows) for the year ended December 31, 2012. For the year ended December 31, 2013, the Company utilized a market approach model because management determined that it was a more accurate estimate of the carrying value of the reporting units.

The following table sets forth the intangible assets that are not subject to amortization (in thousands):

	December 31,
	2013	2012
Domain names	$1,012	$1,169

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2013 are as follows (in thousands):

Balance as of January 1, 2012	$15,116
Goodwill impaired during year	(5,542)
Balance as of December 31, 2012	$9,574
Goodwill impaired during year	(2,941)
Balance as of December 31, 2013	$6,633

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred rent	$578	$120
Customer overpayments	81	96
Accrued professional fees	63	107
Accrued property and capital taxes	49	65
Other	321	261
Total	$1,092	$649

8.	SEGMENT INFORMATION

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

On September 1, 2010, Mediabistro entered into a note modification agreement (“Note Modification Agreement”) with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum.  Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.

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

On November 15, 2013, the Company and its wholly-owned subsidiaries, MB Subsidiary Inc. and Inside Network, Inc. entered into a Second Amended and Restated Promissory Note (the “2nd Restated Note”) with Mr. Meckler. The 2nd Restated Note increases the principal amount of the Restated Note to $8,794,604, a $1.0 million increase. The terms of the 2nd Restated Note are otherwise substantially the same as the terms of the Restated Note.

In the event of change of control, Mr. Meckler may elect to make the remaining principal balance and all accrued and unpaid interest due and payable concurrently with the closing of the change of control event. A change of control includes a sale of the Company or either subsidiary to a third party or any merger, consolidation, restructuring or reorganization of the Company that results in the common stock holders immediately prior to the transaction possessing less than 50% of the voting power of the surviving entity. Upon the occurrence of an event of default, Mr. Meckler may, among other things, declare the entire outstanding balance under the 2nd Restated Note to be immediately due and payable, and/or exercise any other rights.

Mr. Meckler funded a portion of the Restated Note with a portion of the proceeds of his personal loan from BOFI Federal Bank (“BOFI”) with the intent that the principal and interest payments under the Restated Note will be utilized by Mr. Meckler to make payments under his note with BOFI. The Company must repay the 2nd Restated Note if Mr. Meckler is required to repay the BOFI note whether due to an event of default by Mr. Meckler under the BOFI note or otherwise.

To induce Mr. Meckler to enter into the 2nd Restated Note, pursuant to a Second Reaffirmation of Collateral Documents (the “Reaffirmation”), the Company reaffirmed its obligations under the collateral documents related to the Restated Note. To further induce Mr. Meckler to enter into the 2nd Restated Note, the Company issued to Mr. Meckler on November 14, 2013 a warrant for 301,124 shares of the Company’s common stock. The warrant is exercisable at any time on or after November 14, 2013 until the close of business on November 13, 2018 at an exercise price per share of $2.00, which was 110% of the closing price of the Company’s common stock on November 14, 2013. The exercise price and number of the shares of the common stock issuable upon the exercise of the warrant is subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction. The warrant will terminate upon a fundamental transaction, which includes the acquisition of the Company or all or substantially all of its assets by another party.

The Company recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455,000. The discount is being amortized over the life of the 2nd Restated Note, and the carrying amount of the discount was $454,000 as of December 31, 2013.

Interest expense on the 2009 Meckler Loan, the 2011 Meckler Loan and the Restated Notes was $295,000 during the year ended December 31, 2013. Interest expense on the 2009 Meckler Loan and the 2011 Meckler Loan was $235,000 during the year ended December 31, 2012.

10.	STOCKHOLDERS’ EQUITY

Mediabistro is authorized to issue up to 4,000,000 shares of preferred stock, $.01 par value, of which 600,000 shares are designated Series A Junior Participating Preferred Stock.  The Board of Directors has the authority, without further vote or action by the stockholders, to issue the undesignated shares of preferred stock in one or more series and to fix all rights, qualifications, preferences, limitations and restrictions of each series, including dividend rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

On July 3, 2013, the Board of Directors of the Company adopted a stockholder’s rights plan and declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on July 15, 2013.  Each Right entitles its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $9.50 per right, subject to adjustment.  The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, dated July 3, 2013.

The Rights become exercisable and trade separately from the common stock only upon the "distribution date", which occurs upon the earlier of: (i) a public announcement (such date, the "stock acquisition date") that a person or group of affiliated or associated persons, along with any persons with whom such person or group has been acting in concert, has become an "Acquiring Person", defined, with certain exceptions including the beneficial ownership of our chairman and chief executive officer, Alan M. Meckler, as a person or group of persons that acquires or obtains the right to acquire beneficial ownership of 30% or more of our shares of common stock then outstanding;  or (ii) ten business days (or later date if determined by the board of directors prior to such time as any person or group becomes an Acquiring Person) following the commencement or first public announcement of a tender offer or exchange offer that, if consummated, could result in a person or group, together with any persons with whom such person or group has been acting in concert, becoming an Acquiring Person. After the stock acquisition date, in the event the Company is acquired in a merger or other business combination, or 50% or more of the Company’s assets are sold, each Right will entitle its holder (other than an Acquiring Person) to purchase common shares in the acquiring entity having a value equal to two times the exercise price of the Right. The Rights are not exercisable until the distribution date and will expire at the close of business on the third anniversary of the distribution date or any earlier Expiration Date, as defined in the Rights Agreement, unless earlier redeemed or exchanged by the Company, as described in the agreement.

11.	INCOME TAXES

Mediabistro’s provision (benefit) for income taxes for each of the years presented is determined in accordance with ASC Topic 740, “Income Taxes”.

Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2013	2012
United States	$(5,847)	$(8,639)
Foreign	–	–
Loss before income taxes	$(5,847)	$(8,639)

The components of the income tax provision (benefit) as shown in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Current income tax provision (benefit)
Federal	$(105)	$–
State and local	(48)	4
Total current income tax provision	(153)	4
Deferred income tax provision
Federal	5	26
State and local	1	4
Total deferred income tax provision	6	30
Income tax provision (benefit)	$(147)	$34

A summary of Mediabistro’s deferred income tax assets and liabilities as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforward	$29,015	$27,070
Capital loss carryforward	44,579	44,579
Amortization and impairment of goodwill and long-lived assets	743	771
Depreciation of property and equipment	237	191
Reserves recorded for financial reporting purposes	30	34
Stock-based compensation	1,642	1,483
Other	971	969
Total deferred income tax assets	77,217	75,097
Less valuation allowance	(77,217)	(75,097)
Net deferred income tax assets	–	–
Deferred income tax liabilities:
Amortization of intangible assets	(481)	(474)
Total deferred income tax liabilities	(481)	(474)
Net deferred income tax liabilities	$(481)	$(474)

Mediabistro recorded an income tax benefit of $147,000 during the year ended December 31, 2013 and an income tax provision of $34,000 during the year ended December 31, 2012. During the year ended December 31, 2013, the income tax benefit consisted primarily of an income tax refund in the amount of $105,000 related to an amended 2010 income tax return and an income tax benefit of $56,000 due to the expiration of certain statutes of limitations. During the year ended December 31, 2012, the income tax provision consisted primarily of additional income tax expense for tax amortization on indefinite lived assets.

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

At December 31, 2013, Mediabistro had deferred income tax assets associated with net operating loss (“NOL”) carryforwards of $29.0 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years. Mediabistro established an additional valuation allowance of $1.9 million against the deferred income tax assets attributable to NOL carryforwards during 2013.

Mediabistro’s deferred income tax assets at December 31, 2013 with respect to NOLs expire as follows (in thousands):

	Deferred Income Tax Assets	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2024 and 2033	$23,530	$69,207
United States (State), expiring between 2017 and 2033	5,485	94,238
Total	$29,015	$163,445

Additionally, Mediabistro has capital loss carryforwards of $122.0 million, that will expire in 2014. Based on current projections, management believes that it is more likely than not that Mediabistro will have insufficient capital gain income to allow recognition of these carryforwards. Accordingly, a valuation allowance has been established against the deferred tax asset.

A reconciliation setting forth the difference between the amount of taxes computed at Mediabistro’s effective income tax rate and the U.S. federal statutory income tax rate is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Income tax expense based on federal statutory rate	$(1,988)	$(2,937)
State and local tax expense, net of U.S. federal income tax	(1,102)	(147)
Change in valuation allowance	2,120	1,158
Non-deductible expenses	1,022	1,956
Other	(199)	4
Total	$(147)	$34

Non-deductible expenses during the years ended December 31, 2013 and 2012 relate primarily to impairment of non-deductible goodwill.

With limited exceptions, the Company is no longer subject to state and local or non-U.S. income tax audits by taxing authorities for years prior to 2010. In addition, for years prior to 2010 in which NOLs were generated, the tax authorities could adjust the NOL carryovers up to the amount of the NOL carryover.

As of December 31, 2013 and 2012, the amount of accrued income tax-related interest and penalties included in accrued expenses and other current liabilities was $24,000 and $34,000, respectively.

It is reasonably possible that a reduction in a range up to $61,000 of unrecognized income tax benefits may occur within the next 12 months as a result of projected resolutions of worldwide tax disputes.

The change in the value of the Company’s unrecognized tax benefits for the year ended December 31, 2013 is as follows (in thousands):

Balance as of January 1, 2013	$100
Reduction for expiration of statute of limitations	(39)
Balance as of December 31, 2013	$61

The total amount of unrecognized tax benefits was $61,000 as of December 31, 2013 and $100,000 as of December 31, 2012, all of which would affect the effective tax rate, if recognized, as of December 31, 2013.

12.	COMMITMENTS AND CONTINGENCIES

Mediabistro has entered into operating leases for each of its office facilities. Generally under the lease agreements, Mediabistro is obligated to pay a proportionate share of all operating costs for these premises. Rent expense for leased facilities was $337,000 and $642,000 for the years ended December 31, 2013 and 2012, respectively, and was net of sublease income of $357,000 and $366,000 during the years ended December 31, 2013 and 2012, respectively.

Future annual minimum lease payments under all operating leases are as follows (in thousands):

Year Ending December 31:
2014	$645
2015	712
2016	744
2017	744
2018	744
Thereafter	62
Total minimum payments	$3,651

Mediabistro is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of Mediabistro.

13.	EMPLOYEE BENEFIT PLAN

Mediabistro has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Mediabistro may also make contributions each year for the benefit of all eligible employees under the plan.  There were no discretionary contributions to the plan for the years ended December 31, 2013 and 2012.

14.	STOCK INCENTIVE PLAN

In April 1999, Mediabistro established the Mediabistro 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008) (the “1999 Plan”) under which Mediabistro may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors. The exercise price of the options granted under the 1999 Plan will not be less than the fair market value of the shares of Mediabistro’s common stock on the date of grant. In June 2006, the 1999 Plan was amended to increase the number of shares of Mediabistro common stock and options to purchase shares of Mediabistro common stock available for issuance thereunder to 1,714,285 shares.

At the Annual Meeting of Stockholders of Mediabistro in June 2008, Mediabistro’s stockholders approved the Mediabistro 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan, along with the form of Incentive Stock Option Agreement and the form of Nonqualified Stock Option Agreement were previously approved and adopted by Mediabistro’s Board in April 2008.  The Compensation Committee of the Board administers the 2008 Plan, which allows for the grant of incentive stock options, nonqualified stock options, restricted stock, performance-based awards and other stock-based awards.

At the Annual Meeting of Stockholders of Mediabistro in June 2013, the 2008 Plan was amended to increase the number of shares reserved for issuance under the 2008 Plan by 250,000 shares, from 571,429 shares to 821,429 shares.

Subject to antidilution adjustments, 564,157 shares of Mediabistro common stock may be issued under the 2008 Plan, and up to 793,169 shares of common stock underlying outstanding awards granted under the 1999 Plan and 2008 Plan as of December 31, 2013. These shares will be available for grants following any expiration, cancellation, forfeiture, cash settlement, or other termination of such awards.

Stock options granted in 2013 and 2012 have a 10-year term. Stock option grants generally vest equally on each of the first three anniversaries of their respective grant dates. Mediabistro issues new shares of common stock upon the exercise of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Year Ended December 31,
	2013	2012
Risk-free interest rate	0.56%	0.47%
Expected life (in years)	3.40	3.96
Dividend yield	0%	0%
Expected volatility	133%	90%

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

The weighted-average grant date fair value of options granted during the years ended December, 31 2013 and 2012 was $2.19 and $1.85, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $49,000 and $252,000, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2012	236,566	$4.51
Granted	113,100	$2.79
Vested	(106,187)	$4.99
Forfeited	(53,939)	$3.90
Outstanding nonvested shares at December 31, 2013	189,540	$3.39

The following table summarizes option activity during the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	850,701	$5.88
Granted	113,100	$2.79
Exercised	(38,474)	$2.84
Forfeited or expired	(132,158)	$5.84
Outstanding at December 31, 2013	793,169	$5.59	5.91	$143,899
Vested and expected to vest at December 31, 2013	760,353	$5.14	5.77	$93,485
Exercisable at December 31, 2013	603,629	$6.28	4.88	$81,510

The aggregate intrinsic value in the table above is before income taxes, based on Mediabistro’s closing stock price of $3.17 as of December 31, 2013.

Total employee stock-based compensation is as follows (in thousands):

	Year ended December 31,
	2013	2012
Stock options for employees	$336	$527
Restricted stock for employees	1	1
Total employee stock-based compensation	$337	$528

Stock-based compensation increased additional paid-in capital by $337,000 during the year ended December 31, 2013. Mediabistro received $109,000 and $143,000 from the exercise of stock options during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, there was $356,000 of total unrecognized compensation costs related to nonvested stock-based compensation. The company expects to amortize these costs over a weighted-average period of 2.3 years.

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.   Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to Mediabistro’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to Mediabistro’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is incorporated herein by reference to Mediabistro’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item is incorporated herein by reference to Mediabistro’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to Mediabistro’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See Mediabistro Inc.—Index to Consolidated Financial Statements at Item 8 of this report.

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

Mediabistro Inc.

March 27, 2014	By:	/S/ ALAN M. MECKLER
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALAN M. MECKLER	Chairman of the Board, Chief Executive Officer	March 27, 2014
Alan M. Meckler	and Director (Principal Executive Officer)

/S/ DONALD J. O’NEILL	Vice President and Chief Financial Officer (Principal	March 27, 2014
Donald J. O’Neill	Financial Officer and Chief Accounting Officer)

/S/ WAYNE A. MARTINO	Director	March 27, 2014
Wayne A. Martino

/S/ JOHN R. PATRICK	Director	March 27, 2014
John R. Patrick

/S/ WILLIAM A. SHUTZER	Director	March 27, 2014
William A. Shutzer

