Form 10-K/A
period 2013-12-31
MEDIABISTRO INC.
filed 2014-04-30
CIK 1083712

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

The number of shares of the outstanding registrant’s Common Stock as of March 18, 2014 was 6,057,376.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Mediabistro Inc. (the “Company,” “Mediabistro,” “we,” “us” or “our”) for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 27, 2014 (the “Original 10-K”), is being filed for the purposes of including the information required by Part III (Items 10-14) of Form 10-K.

As a result, Part III, Items 10-14 of the Company's Original 10-K are hereby amended and restated in their entirety.

In connection with this Form 10-K/A, the Company's principal executive and financial officer is currently dated certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1 and 32.1 to this Amendment No. 1.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing.  In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Mediabistro’s Board of Directors currently consists of four directors.

Each Director will continue in office until the next Annual Meeting of Stockholders and until his successor has been duly elected and qualified, or until the earliest of his death, resignation, retirement or removal. The following table sets forth information with respect to each director. Except as otherwise indicated, each director has held his present occupation or occupations for more than the past five years and has not been principally employed by any subsidiary or affiliate of the Company. There are no family relationships among any director or executive officer of the Company. There are no arrangements or understandings between the directors and any other person pursuant to which the directors were selected as directors. References below to the directors’ respective ages are as of April 30, 2014. References below to periods of service to the Company include, where applicable, service to the Company’s predecessor business, internet.com LLC, prior to its 1999 merger with and into the Company.

Name	Age	Principal Occupation or Occupations and Directorships
Alan M. Meckler	68	Alan M. Meckler has been Chairman of the Board and Chief Executive Officer of the Company since its inception. Previously, Mr. Meckler had been Chairman of the Board of Mecklermedia Corporation from 1973 and was its Chief Executive Officer from December 1993 until it was acquired by Penton Media in November 1998. He also served as President of Mecklermedia from 1971 through November 1998. Among other experiences, qualifications, attributes and skills, Mr. Meckler’s executive experience in the digital media industry and his unique perspective on the Company led to the conclusion of the Nominating and Corporate Governance Committee and of the full Board that he should serve as a director of the Company.
Wayne A. Martino	55	Wayne A. Martino was appointed as a director of the Company in January 2010. Mr. Martino has been a principal of the law firm Brenner, Saltzman & Wallman, LLP since 1991. Mr. Martino was formerly a director of Ziplink, Inc. from 1999 until 2001 and Mecklermedia Corporation from 1993 until 1998. He served on the State of Connecticut Nanotechnology Advisory Panel from 2005 to 2010. He also has served on the Board of Trustees of the Hamden Hall Country Day School from August 2008 through August 2012. Among other experiences, qualifications, attributes and skills, Mr. Martino’s experience in advising clients in business transactions and knowledge of legal requirements of companies led to the conclusion of the Nominating and Corporate Governance Committee and the full Board that he should serve as a director of the Company.
John R. Patrick	68	John R. Patrick has been a director of the Company since January 2003. Mr. Patrick has been President of Attitude LLC since 2001. Prior to that, he worked at IBM Corporation from 1967 to 2001. Mr. Patrick was Vice President of Internet Technology at IBM from 1995 to 2001. He is a member of the board of directors of the Online Computer Library Center and a member of the WesConn Biomedical Research Institute Advisory Council. Mr. Patrick was a founding member of the World Wide Web Consortium at MIT in 1994, a founding member and past chairman of the Global Internet Project, a member of the Internet Society and the American College of Healthcare Executives. He is also a senior member of the Association of Computing Machinery and a Fellow of the Institute of Electrical and Electronics Engineers. Among other experiences, qualifications, attributes and skills, Mr. Patrick’s knowledge of and experience in the Internet industry and ability to serve as Audit Committee financial expert led to the conclusion of the Nominating and Corporate Governance Committee and the full Board that he should serve as a director of the Company and Chairman of the Audit Committee.

William A. Shutzer	67	William A. Shutzer has been a director of the Company since January 2000. Mr. Shutzer has been a senior managing director and a partner of Evercore Group Holdings, a financial advisory and private equity firm since 2004. He previously served as a Managing Director of Lehman Brothers from 2000 through 2003, as a Partner in Thomas Weisel Partners LLC from 1999 through 2000, as Executive Vice President of ING Baring Furman Selz LLC from 1998 through 1999, as President of Furman Selz Inc. from 1995 through 1997, and as a Managing Director of Lehman Brothers and its predecessors from 1978 through 1994. Mr. Shutzer is also a member of the board of directors of Tiffany & Co., ExamWorks Group, Inc. and Evercore Trust Co. Among other experiences, qualifications, attributes and skills, Mr. Shutzer’s knowledge of and experience in finance, mergers and acquisitions, investor relations and strategic development led to the conclusion of the Nominating and Corporate Governance Committee and the full Board that he should serve as a director of the Company.

Code of Business Conduct and Ethics

We have adopted a World Wide Business Conduct Policy that is designed to promote high standards of ethical conduct by our directors and employees. The Code requires that our directors and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the Company’s best interest.

As a mechanism to encourage compliance with the World Wide Business Conduct Policy, we have established procedures to receive, retain, and address complaints regarding accounting or auditing matters. These procedures ensure that individuals may submit concerns regarding accounting or auditing matters in a confidential and anonymous manner.

In addition, we have a code of ethics for our chief executive officer (“CEO”), chief financial and accounting officer, and any persons performing similar functions. Our World Wide Conduct Policy and Code of Ethics are available for review in the Corporate Governance section within the Investor Relations section of our Website at www.mediabistro.com.

Recommendation of Nominees to Our Board of Directors

Information concerning our procedures by which stockholders may recommend nominees to our board of directors is set forth in our proxy statement relating to our 2013 Annual Meeting of Stockholders under the heading "Further Information Regarding the Board of Directors—Committees of the Board—Nomination and Corporate Governance Committee." We have not made any material changes to these procedures since they were last disclosed in our proxy statement.

Audit Committee

The Audit Committee has the responsibility to review audited financial statements and accounting practices of the Company, to consider and recommend the employment of, and approve the fee arrangements with, independent accountants for both audit functions and for advisory and other consulting services and to oversee the Company’s systems of disclosure controls and procedures, internal controls over financial reporting and compliance with ethical standards adopted by the Company. The Board has determined the members of the Audit Committee are each independent pursuant to Nasdaq and SEC rules. The Board of Directors has determined that Mr. John R. Patrick, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission. The Company’s Board of Directors has adopted a written charter for the Audit Committee that is available for review under Corporate Governance in the Investor Relations section on our Website at www.mediabistro.com .. The Audit Committee met four times during the fiscal year ended December 31, 2013.

EXECUTIVE OFFICER

Alan M. Meckler, the Chairman of the Board and Chief Executive Officer, is the Company’s sole executive officer.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and greater than 10% stockholders to file reports of ownership and changes in ownership of the Company’s securities with the SEC. Specific due dates for these reports have been established by the SEC, and the Company is required to disclose in this Proxy Statement any failure by such persons to file these reports in a timely manner during the 2013 fiscal year. Copies of the reports are required by SEC regulation to be furnished to the Company. Based solely on its review of such reports furnished to it, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program Objectives

In order to recruit and retain the most qualified and competent individuals to the Company’s management team, the Company strives to maintain a compensation program that is competitive in the current labor market. The purposes of the Company’s compensation program are to attract and retain highly qualified employees and to reward performance. The following compensation objectives were considered in determining the compensation of our Chairman and Chief Executive Officer, Alan M. Meckler, and our Vice President and Chief Financial Officer, Donald J. O’Neill:

•	designing competitive compensation and stock incentive plan to enhance the Company’s ability to attract and retain knowledgeable and experienced executives;

•	setting compensation and incentive levels that reflect competitive market practices and that are geared towards both the current and long-term performance of the Company; and

•	ensuring that a significant portion of the total compensation package is determined by increases in stockholder value, in order to align the executives’ interests with those of the Company’s stockholders.

We refer to Messrs. Meckler and O’Neill collectively as the Named Executive Officers or “NEOs”. Mr. O’Neill resigned from the Company effective April 1, 2014.

Oversight of Executive Compensation Program

Relating to NEO compensation, the responsibilities of the Compensation Committee include the following subject, where applicable, to ratification by the Board of Directors:

•	developing and promoting an effective compensation philosophy;

•	reviewing and establishing long-term performance goals and objectives for the Company’s NEOs;

•	evaluating the performance of the Company’s NEOs in light of approved goals and objectives;

•	determining the compensation of the NEOs based on their performance evaluations, consisting of components of compensation such as annual salary and long-term incentive compensation and perquisites, and any other matters relating to the compensation of the NEOs that the Compensation Committee considers appropriate, such as considerations regarding employment, severance, change of control or other compensation agreements or arrangements to be entered into or otherwise established between the Company and the NEOs; and

•	administering all equity-based compensation plans and arrangements with an aim toward furthering the Company’s long-term goals.

Comparative Compensation Data

The Compensation Committee has historically utilized information compiled by the Company specific to the media industry as a resource for determining competitive compensation for the Company’s NEOs, including information on salaries and long-term equity incentives of companies of varying size and market capitalization within the media industry. The Compensation Committee uses the benchmark information as a general framework and attempts to ensure that the total compensation for the Company’s NEOs is consistent with the range of total compensation being paid to executives at similarly sized companies in similar industries. It is important to note that the competitive compensation information is just one relevant consideration in the compensation assessment and decision process. As described in more detail in this compensation discussion and analysis, in addition to relevant market compensation information and each executive officer’s total compensation, the Compensation Committee also considers the following factors in reviewing and determining compensation levels for our NEOs:

•	Overall company performance measured in terms of financial performance, stockholder value creation, and execution of the Company’s management objectives;

•	Individual performance, including in particular, each individual executive’s contribution to successful implementation of long-term strategic direction; and

•	The relative mix between compensation elements as it relates to both fixed and variable, and cash and non-cash compensation.

The Compensation Committee periodically meets with the CEO to discuss the information supplied and to discuss proposed compensation changes for the NEOs other than himself, along with its initial conclusions as to compensation for the subsequent year.

Compensation Elements

Although the Compensation Committee does not target a specific ratio between salary and equity awards, the Compensation Committee believes that the current mix of cash and equity-based compensation provided to the NEOs, by emphasizing incentive compensation that is at risk and tied to the Company’s financial performance, furthers the Company’s compensation philosophy and objectives stated above.

The key components of the NEO compensation are salary and stock option awards. A discussion of the various components of the NEO compensation for fiscal year 2013 follows.

Salary

Competitive base salaries are an important factor in a company’s ability to attract and retain its executive officers. The Compensation Committee reviews salary-related information to ensure that the salary program is competitive, and determines base salaries for the NEOs each year based on a variety of factors in addition to salary-related data regarding similar positions requiring similar qualifications within the industry, such as the executive’s experience, job responsibilities and the performance of such executive’s duties and responsibilities during the relevant year.

Stock Incentive Plan

The Company’s 2008 Plan (as defined below) is intended to provide employees with long-term rewards designed to appreciate in value with the favorable future performance of the Company. During 2013, the Company awarded stock options to employees, including NEOs, as part of a Company-wide grant program. The criteria the Company used to determine the number of stock options that the Company awarded included, with respect to each employee, the amount and value of past awards; the number of years of service to the Company; the employee’s position within the Company; current base salary and current number of stock options outstanding; and, with respect to the NEOs, the Compensation Committee’s assessment of the applicable NEO’s performance of regular duties and responsibilities during the calendar year, based on Board interaction with the NEOs and on the Company’s CEO’s assessment of their performance.

In addition, prior to 2007, the Company generally issued stock options with a life of ten years except for incentive stock options granted to the CEO. As a result of Mr. Meckler’s status as an affiliate of the Company, incentive stock options granted to him expire five years following the date of grant to ensure that the stock options retain their tax-qualified status. Beginning in 2007, the Compensation Committee determined that all future stock option grants should have a five-year term because this would result in less stock-based compensation expense for the Company based on applicable accounting principles. In September 2010, due in part to the sale of its Jupiterimages and Internet.com businesses in February and November 2009, respectively, the Compensation Committee determined that all future stock option grants would have a ten-year life and be issued as non-qualified stock options. Stock option grants vest equally on each of the first three anniversaries of grant.

The Compensation Committee believes that the stock option awards and the period over which they vest provide a method of retention and motivation for the executives of the Company and also encourage the executives to manage the Company in an effective manner with a goal of achieving long-term stock price appreciation.

Perquisite and Other Personal Benefit

The specific perquisites provided to each NEO during 2012 and 2013 are shown in the footnotes to the Summary Compensation Table below.

Severance

The Company is party to an employment agreement with Donald J. O’Neill under which, if the Company terminates his employment without cause, Mr. O’Neill is entitled to continue to receive his base salary and benefits for the period of six months following the date of such termination. Mr. O’Neill resigned from the Company effective April 1, 2014, without triggering the severance payments under his employment agreement.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of the NEOs. Certain performance-based compensation is not subject to this deduction limit. Options granted under the Company’s 1999 Stock Incentive Plan and 2008 Plan generally qualify as performance-based compensation exempt from the deduction limitation of Section 162(m). While tax deductions are an important consideration in determining compensation levels, because the non-exempt annual compensation paid to each of the NEOs does not exceed the $1,000,000 limit, the Company has not adopted a formal policy requiring that all compensation must be deductible.

Summary Compensation Table

The following table sets forth all compensation paid to, or accrued by the Company for, the NEOs in respect of fiscal years 2012 and 2013. Alan M. Meckler and Donald J. O’Neill were the only NEOs of the Company during the periods presented.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Alan M. Meckler Chairman and Chief Executive Officer	2013 2012	292,833 274,039	46,800 13,419	(1) (2)	- -	- -	339,633 287,458

Donald J. O’Neill(3) Vice President and Chief Financial Officer	2013 2012	218,101 215,500	23,400 6,710	(1)(2)	- -	- -	241,501 222,210

(1)

Amounts in the Option Awards column include the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 718 for 2013 stock option awards based on a Black-Scholes value of $2.34 for each of 20,000 stock options for Mr. Meckler and 10,000 stock options for Mr. O’Neill. A discussion of assumptions relating to option awards may be found in Note 14 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

(2)

Amounts in the Option Awards column include the aggregate grant date fair value computed in accordance with ASC Topic 718 for 2012 stock option awards based on a Black-Scholes value of $1.34 for each of 10,000 stock options for Mr. Meckler, 5,000 stock options for Mr. O’Neill.

(3)	Mr. O’Neill served as our Vice President and Chief Financial Officer until his resignation effective April 1, 2014.

Grants of Plan-Based Awards Table

The following table sets forth stock options granted during the fiscal year ended December 31, 2013, to the Company’s NEOs.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
Alan M. Meckler	12/17/13	20,000	$2.97	$46,800
Donald J. O’Neill	12/17/13	10,000	$2.97	$23,400

(1)	The stock options presented will become exercisable in respect of one-third of the shares covered thereby on each of the first three anniversaries of their grant date or, if earlier, upon a change in control of the Company. Each unexercised stock option terminates automatically if the optionee ceases to be an employee of the Company for any reason. If an optionee undergoes a termination on account of retirement or disability, by the Company without cause, or with the written approval of the Compensation Committee, his vested options will remain exercisable until the earlier of the last day of the original option period and three months after the date of termination; upon an optionee’s death, each of his vested stock options will expire on the last day of the option period or, if earlier, the date that is twelve months after the date of the optionee’s death.

Narrative Disclosure Relating to Summary Compensation Table

and Grants of Plan-Based Awards Table

Employment Agreements

The Company is party to an employment agreement with Donald J. O’Neill under which, if we terminate his employment without cause, Mr. O’Neill is entitled to continue to receive his base salary and benefits for the period of six months following the date of such termination. Mr. O’Neill resigned from the Company effective April 1, 2014. In connection with his resignation, we revised the termination date of his vested options, which will now terminate on the earlier of stated termination date of the options or March 31, 2015.

Stock Incentive Plans

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

The 1999 and 2008 Plans permit the Compensation Committee to grant equity-based awards to participants, including non-qualified stock options, restricted stock, and other awards that are valued by reference to, or otherwise based on, the fair market value of the Company’s Common Stock. The Compensation Committee establishes vesting and performance requirements that must be met at the time of the grant of an award, as well as other terms and conditions relating to such award.

Generally, the Compensation Committee, in its sole discretion, may provide for the termination of an award and the payment of a cash amount in exchange for the cancellation of an award upon the consummation of a merger, a sale of all or substantially all of our assets or a reorganization or liquidation of the Company. All unvested awards will immediately vest upon a change in control of the Company.

The Board of Directors has the ability to amend, subject to stockholder approval for certain types of amendments, or terminate the plan at any time, provided that no amendment or termination will be made that impairs the rights of the holder of any award outstanding on the date of such amendment or termination.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2013, for each NEO.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)(2)(3)
Alan M. Meckler	03/04/2009	25,000	-	3.36	03/04/2014
	12/09/2009	42,858	-	5.39	12/09/2014
	09/27/2010	42,858	-	5.60	09/27/2020
	09/08/2011	14,286	7,143	6.44	09/08/2021
	11/14/2011	142,858	-	4.55	11/14/2021
	12/12/2011	14,286	7,143	3.71	12/12/2021
	12/05/2012 12/17/2013	3,333 -	6,667 20,000	2.29 2.97	12/04/2022 12/16/2023

Donald J. O’Neill	06/14/2004	429	-	80.85	06/14/2014
	12/09/2009	14,286	-	4.90	12/09/2014
	06/09/2005	286	-	126.21	06/09/2015
	06/07/2006	429	-	101.85	06/07/2016
	09/27/2010	14,286	-	5.60	09/27/2020
	09/08/2011	4,762	2,381	6.44	09/08/2021
	12/12/2011	7,143	3,572	3.71	12/12/2021
	12/05/2012 12/17/2013	1,667 -	3,333 10,000	2.29 2.97	12/04/2022 12/16/2023

(1)

Each stock option granted prior to 2007 has a ten-year term from date of grant except for stock options granted to Alan M. Meckler, which have a five-year term. Stock option grants vest equally on each of the first three anniversaries of their respective grant dates, but vesting will accelerate upon a change in control of the Company.

(2)

Each stock option granted from 2007 through 2009 has a five-year term from date of grant. Each stock option granted from 2010 through 2013 has a ten-year term from date of grant. Stock option grants generally vest equally on each of the first three anniversaries of their respective grant dates, but vesting will accelerate upon a change in control of the Company. However, the stock option granted to Mr. Meckler on November 14, 2011 vested immediately upon issuance. See “Certain Relationships and Related Transactions” for further information related to this stock option grant.

(3)	In connection with Mr. O’Neill’s resignation, we extended the term of his vested options. These options will expire on the earlier of the option expiration date set forth on the table above or March 31, 2015. The options that were unexercisable on the date of his resignation will terminate 90 days from his resignation to the extent unexercised, as provided by our stock incentive plans.

Option Exercises

The following table shows outstanding option exercises as of December 31, 2013, for each NEO.

Name	Number of Securities Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Donald J. O’Neill	15,430	21,302

(1)	The amount reported represents the market value on the date of exercise less the exercise price.

Potential Payments Upon Termination or Change in Control

The Company is party to an employment agreement with Donald J. O’Neill under which, if we terminate his employment without cause, Mr. O’Neill is entitled to continue to receive his base salary and benefits for the period of six months following the date of such termination. Mr. O’Neill resigned from the Company effective April 1, 2014, without triggering any payments under his employment agreement.

The table below reflects the amount of compensation and benefits payable to our Named Executive Officers in the event of a termination of employment or change in control. The amounts shown assume that the applicable triggering event occurred on December 31, 2013, and therefore, may differ from actual amounts paid upon a termination of employment on another date.

Name	Type of Payment	Termination of Employment ($)	Change in Control ($)(2)
Alan M. Meckler	Cash Severance	–	–
	Continued Benefits	–	–
	Equity Acceleration	–	$86,760

	Total	–	$86,760

Donald J. O’Neill	Cash Severance	$109,051	–
	Continued Benefits (1)	11,991	–
	Equity Acceleration	–	$39,843

	Total	$121,042	$39,843

(1)	The calculation of continued benefits for Mr. O’Neill assumes the monthly cost of coverage equals $1,999, which represents the monthly premiums to obtain coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act.

(2)	Upon a change in control of the Company, all unvested equity awards under the 1999 and 2008 Stock Incentive Plans will vest in full. The amount disclosed represents the dollar amount that would have been recognized for financial statement reporting purposes for the year ended December 31, 2013 in accordance with ASC Topic 718 had there been a change in control of the Company on December 31, 2013.

DIRECTOR COMPENSATION

Directors of the Company who are also employees or officers of the Company do not receive any compensation specifically related to their activities as directors, other than reimbursement for expenses incurred in connection with their attendance at Board meetings.

Effective December 2012, non-employee directors of the Company are granted, on an annual basis, stock options to purchase 2,000 shares of Common Stock. Non-employee directors also receive an annual cash stipend of $20,000. In addition, each outside director receives a cash stipend of $5,000 for attendance at each board meeting held beyond the four scheduled meetings. The directors are also reimbursed for their expenses incurred in connection with their attendance at Board meetings. In addition, each non-employee director receives, upon becoming a director, options for 700 shares of Common Stock.

The Chairman of the Audit Committee is granted, on an annual basis, stock options to purchase 1,000 shares of Common Stock. The Chairman of the Audit Committee also receives an additional annual cash stipend of $10,000. In addition, the Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each are granted, on an annual basis, additional stock options to purchase 700 shares of Common Stock.

Director Compensation Table

The following table sets forth information with respect to total compensation paid by the Company during fiscal year 2013 to each non-management member of the Board of Directors.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Wayne A. Martino	20,000	6,318	—	26,318
John R. Patrick	30,000	7,020	—	37,020
William A. Shutzer	20,000	6,318	—	26,318

(1)	Justin L. Smith served as a director until his resignation in September 2013. Mr. Smith was an employee of the Company during the time he served as a director, and as a result did not receive additional compensation as a director.

(2)	Amounts in the Option Awards column include the aggregate grant date fair value computed in accordance with ASC Topic 718 for 2013 stock option awards based on the Black-Scholes value of $2.34 for 2,700 stock options for each of Messrs. Martino and Shutzer and 3,000 stock options for Mr. Patrick. A discussion of assumptions relating to option awards may be found in Note 15 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

COMPENSATION COMMITTEE REPORT

ON EXECUTIVE COMPENSATION

 The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2013 with management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

William A. Shutzer, Compensation Committee Chairman

Wayne A. Martino

John R. Patrick

The above report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Wayne A. Martino, John R. Patrick, and William A. Shutzer served on the Compensation Committee during the 2013 fiscal year. The Compensation Committee makes all compensation decisions with respect to the Company’s NEOs. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors, Nominees for Director, Named Executive Officers and all Directors and Executive Officers as a Group

The following table sets forth, as of March 31, 2014, information with respect to the outstanding shares of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”), beneficially owned by (i) each director of the Company, (ii) each nominee for director, (iii) our named executive officers, namely, Alan M. Meckler, our Chief Executive Officer (who is also a director), and Donald J. O’Neill, our Chief Financial Officer (“CFO”) and (iv) by all persons presently serving as directors and executive officers of the Company as a group. Except as otherwise indicated, all shares are owned directly. The business address for all of those parties is c/o Mediabistro Inc., 50 Washington Street, 9th Floor, Norwalk, Connecticut 06854. For purposes of this table, a person is deemed to have “beneficial ownership” of any shares as of a given date (i) which such person has the right to acquire within 60 days after such date, (ii) over which such person has voting power or (iii) over which such person has investment power, including disposition power. For purposes of computing the percentage of outstanding shares held by each person named above on a given date, any security that such person has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of March 31, 2014, 6,057,519 shares of common stock were outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Alan M. Meckler	2,895,867	(1)	43.37%

William A. Shutzer	70,961	(2)	1.17%

John R. Patrick	61,183	(3)	1.01%

Wayne A. Martino	20,304	(4)	*

Donald J. O’Neill	43,716	(5)	*

All directors and executive officers as a group (five persons)	3,067,318		45.75%

*	Less than one percent
(1)	Includes: 49,493 shares held in the Alan M. Meckler 2010 Grantor Retained Annuity Trust; 75,176 shares held by The Meckler Foundation, Inc., a non-profit charitable foundation founded by Mr. Meckler and for which he acts as President; 401,194 shares held by Mr. Meckler’s wife; and 44,921 shares held in a trust for the benefit of Mr. Meckler’s mother. Mr. Meckler exercises shared voting and investment control over all of these shares except the shares held by the 2010 Grantor Retained Annuity Trust, over which Mr. Meckler exercises investment control but not voting control. Also includes 586,603 shares issuable upon exercise of currently exercisable options and warrant..

(2)	Includes 13,762 shares issuable upon exercise of currently exercisable options.
(3)	Includes 21,834 shares issuable upon exercise of currently exercisable options.
(4)

Includes 4,400 shares held in Brenner, Saltzman & Wallman LLP Employees 401(k) Profit Sharing Plan, located at 271 Whitney Avenue, New Haven, Connecticut 06511; 10,705 shares held in the Mary Martino 1991 Revocable Family Trust over which Mr. Martino and his brother exercise investment and voting control, and seven shares held in the Wayne Martino 1999 Family Trust for the benefit of his daughter over which Mr. Martino exercises investment control. Also includes 5,192 shares issuable upon exercise of currently exercisable options.

(5)	Includes 43,287 shares issuable upon exercise of currently exercisable options.

Security Ownership of Certain Beneficial Owners as of March 31, 2014

The following table sets forth, as of March 31, 2014, information with respect to the outstanding shares of the Company’s Common Stock beneficially owned by each person (including any “group” as that term is used in section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities and who is not a director or executive officer of the Company. Except as otherwise indicated, all shares are owned directly. For purposes of this table, a person is deemed to have “beneficial ownership” of any shares as of a given date (i) which such person has the right to acquire within 60 days after such date, (ii) over which such person has voting power or (iii) over which such person has investment power, including disposition power. For purposes of computing the percentage of outstanding shares held by each person named above on a given date, any security that such person has the right to acquire within 60 days after such date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Federated Investors, Inc. (1)	5800 Corporate Dr. Pittsburgh, PA 15222	368,506	6.1%

(1)	Based upon information set forth in a Schedule 13G filed under the Securities Exchange Act of 1934 dated February 12, 2014. John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue, as co-trustees of the trust holding all shares of Federated, the parent of investment companies holding our stock, share voting and dispositive control.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2013 with respect to outstanding awards and shares remaining available for issuance under our Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	793,169	$5.59	564,157
Equity compensation plans not approved by security holders	–	–	–
Total	793,169	$5.59	564,157

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 The Audit Committee, among its other duties and responsibilities, reviews, monitors and approves all related party transactions. The Audit Committee is responsible for reviewing all related party transactions on a continuing basis and potential conflict of interest situations where appropriate. No director shall participate in any discussion or approval of a transaction for which he is a related party, except that this director shall provide all material information concerning the transaction to the Audit Committee.

On May 29, 2009, we entered into a loan agreement in the amount of $7.2 million with our Chief Executive Officer, Alan M. Meckler (the “2009 Meckler Loan”).

In conjunction with the 2009 Meckler Loan, we (1) entered into a promissory note jointly and severally payable by us and our subsidiary, Mediabistro.com Subsidiary Inc. (“MB Subsidiary’), to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest by and between us and our assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in our intellectual property, (4) entered into a Pledge Agreement by us in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which we granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of Mediabistro owned by us, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement,” and together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, MB Subsidiary (1) entered into a Security Agreement with Mr. Meckler pursuant to which MB Subsidiary granted to Mr. Meckler a security interest in MB Subsidiary’s assets (the “MB Subsidiary Agreement”), (2) entered into an Intellectual Property Security Agreement with Mr. Meckler pursuant to which MB Subsidiary granted to Mr. Meckler a security interest in MB Subsidiary’s intellectual property (the “MB Subsidiary IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the 2009 Note (the “MB Subsidiary Control Agreement” and, together with the MB Subsidiary Security Agreement and the MB Subsidiary IP Security Agreement, the “MB Subsidiary Documents”).

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

On September 1, 2010, we entered into a note modification agreement ("Note Modification Agreement") with Mr. Meckler.  The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.

On November 14, 2011, we, along with MB Subsidiary, entered into a 2nd Note Modification Agreement with Mr. Meckler. The 2nd Note Modification Agreement amends the 2009 Note. Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40,000 to Mr. Meckler. As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480,000 per year. We granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of our common stock pursuant to the terms of the 2008 Mediabistro Stock Option Plan. All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, we, along with our wholly owned subsidiaries, MB Subsidiary and Inside Network: (1) entered into a promissory note jointly and severally payable by us, MB Subsidiary and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between us and Mr. Meckler (the “MBIS Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in our assets; (3) entered into an Intellectual Property Security Agreement by and between us and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by us in favor of Mr. Meckler (the “2nd Pledge Agreement”), and together with the 2011 Note, the MBIS Security Agreement and the 2nd IP Security Agreement, the (“2011 Company Loan Documents”) pursuant to which we granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of MB Subsidiary and Inside Network owned by us.

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

The 2011 Company Loan Documents and Inside Network Security Agreement contain customary terms for a loan transaction of this type. In an Event of Default (as defined in the 2011 Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the 2011 Meckler Loan immediately due and payable. The 2011 Meckler Loan also will become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the 2011 Note) of MB Subsidiary, Inside Network, or us.

On July 27, 2012, we entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective June 18, 2012. All other terms of the promissory notes remain unchanged.

On November 1, 2013, we along with our wholly-owned subsidiaries, MB Subsidiary and Inside Network entered into an Amended and Restated Promissory Note (the "Restated Note") with Mr. Meckler. The Restated Note combines, amends, restates and replaces, but does not extinguish, the obligations of the 2009 Note and the 2011 Note.

The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note along with applicable closing costs to $7,794,604 and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.50% per annum. Beginning September 1, 2018 ("Change Date"), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2% from the rate of interest that we paid for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.50% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

On November 15, 2013, we along with our wholly-owned subsidiaries, MB Subsidiary and Inside Network entered into a Second Amended and Restated Promissory Note (the "2 nd Restated Note") with Mr. Meckler. The 2 nd Restated Note increases the principal amount of the Restated Note to $8,794,604, a $1.0 million increase. The terms of the 2 nd Restated Note are otherwise substantially the same as the terms of the Restated Note.

In the event of change of control, Mr. Meckler may elect to make the remaining principal balance and all accrued and unpaid interest due and payable concurrently with the closing of the change of control event. A change of control includes a sale of our Company or either subsidiary to a third party or any merger, consolidation, restructuring or reorganization of our Company that results in the common stock holders immediately prior to the transaction possessing less than 50% of the voting power of the surviving entity. Upon the occurrence of an event of default, Mr. Meckler may, among other things, declare the entire outstanding balance under the 2 nd Restated Note to be immediately due and payable, and/or exercise any other rights.

Director Independence

Each year, the Company reviews any and all relationships that each director has with the Company, and the Board of Directors subsequently reviews those findings in accordance with the elements of independence standards of the Nasdaq Stock Market. As a result of this review, the Board of Directors has determined that none of the directors has any material business relationships with the Company, except for Alan M. Meckler, our Chairman and Chief Executive Officer. The Board affirmatively determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and stockholder: Wayne A. Martino; John R. Patrick; and William A. Shutzer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Rothstein Kass, independent registered public accounting firm, audited the financial statements of the Company for the fiscal years ended December 31, 2012 and 2013. Such services consisted of the firm’s audit of and report on the Company’s annual financial statements and consultation on financial accounting and reporting matters as well as certain filings with the Securities and Exchange Commission (“SEC”).

During 2012 and 2013, the Company retained Rothstein Kass to provide services, all of which were approved by the Audit Committee, in the following categories and amounts:

	2012	2013
Audit fees	$125,000	$127,750
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$125,000	$127,750

Audit Fees

Audit fees incurred or paid to Rothstein Kass were for services provided in conjunction with the audit of the annual consolidated financial statements included in the Company’s 2012 and 2013 Annual Reports on Form 10-K and for the review of the consolidated financial statements included in the quarters included in the years ended December 31, 2012 and December 31, 2013 and for other services related to SEC matters.

Audit-related Fees

Rothstein Kass did not perform any audit-related services in 2012 or 2013.

Tax Fees

Rothstein Kass did not perform any tax services for us in 2012 or 2013.

All Other Fees

We did not incur or pay to Rothstein Kass any fees except those reflected above in 2012 and 2013.

The Audit Committee has considered whether the provision of non-audit services by the Company’s principal auditor are compatible with maintaining auditor independence.

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

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification.				X

32.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediabistro Inc.

April 30, 2014	By:	/S/ ALAN M. MECKLER
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer

