Form 10-Q
period 2014-03-31
MEDIABISTRO INC.
filed 2014-05-15
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number: 000-26393

Mediabistro Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares the Registrant’s common stock, par value $0.01 per share, as of May 9, 2014 was 6,057,662.

Mediabistro Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Mediabistro Inc.

Consolidated Condensed Balance Sheets

March 31, 2014 and December 31, 2013

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$746	$1,232
Accounts receivable, net of allowances of $8 and $3, respectively	563	557
Prepaid expenses and other current assets	1,467	769
Total current assets	2,776	2,558

Property and equipment, net of accumulated depreciation of $1,564 and $1,530, respectively	397	430
Intangible assets, net	1,800	1,946
Goodwill	6,633	6,633
Investments and other assets	630	637
Total assets	$12,236	$12,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$646	$445
Accrued payroll and related expenses	331	511
Accrued expenses and other current liabilities	1,068	1,092
Deferred revenues	1,828	1,120
Total current liabilities	3,873	3,168

Loan from related party, net of discount	8,345	8,341
Deferred revenues	16	16
Deferred income taxes	493	481
Total liabilities	12,727	12,006

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, 600,000 designated as Series A Junior participating preferred stock, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,176,804 and 6,176,661 shares issued and 6,057,519 and 6,057,376 shares outstanding at March 31, 2014 and December 31, 2013, respectively	62	62
Additional paid-in capital	290,677	290,620
Accumulated deficit	(290,734)	(289,988)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity (deficit)	(491)	198
Total liabilities and stockholders’ equity	$12,236	$12,204

See notes to unaudited consolidated condensed financial statements.

Mediabistro Inc.

Unaudited Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues	$3,159	$2,520

Cost of revenues	1,821	1,557
Advertising, promotion and selling	575	476
General and administrative	1,100	1,160
Depreciation	37	64
Amortization	96	109
Total operating expenses	3,629	3,366

Operating loss	(470)	(846)
Other loss, net	(136)	(4)
Interest income	–	1
Interest expense	(127)	(63)

Loss before income taxes	(733)	(912)
Provision for income taxes	13	12

Net loss	$(746)	$(924)

Loss per share:
Basic net loss	$(0.12)	$(0.15)
Diluted net loss	$(0.12)	$(0.15)
Weighted average shares used in computing loss per share:
Basic	6,057	6,023
Diluted	6,057	6,023

See notes to unaudited consolidated condensed financial statements.

Mediabistro Inc.

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(746)	$(924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	173
Stock-based compensation	55	81
Provision for losses on accounts receivable	–	5
Other, net	140	3
Amortization of debt issuance costs and debt discount	6	10
Deferred income taxes	12	10
Changes in assets and liabilities:
Accounts receivable, net	(6)	68
Prepaid expenses and other current assets	(760)	(257)
Accounts payable, accrued expenses and other liabilities	(6)	(123)
Deferred revenues	708	423
Net cash used in operating activities	(464)	(531)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(12)
Acquisitions of intangible assets and other development costs	(13)	(48)
Net cash used in investing activities	(22)	(60)
Cash flows from financing activities:
Proceeds from exercise of stock options	–	7
Net cash provided by financing activities	–	7
Net decrease in cash and cash equivalents	(486)	(584)
Cash and cash equivalents, beginning of period	1,232	2,210
Cash and cash equivalents, end of period	$746	$1,626
Supplemental disclosure of cash flow:
Cash paid for interest	$121	$54

See notes to unaudited consolidated condensed financial statements.

Mediabistro Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2014

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

Liquidity. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its product offerings, by developing additional product offerings, and by expenses associated with operations. The Company’s management believes that its cash resources at March 31, 2014, will be sufficient to meet current obligations and fund its operating activities through December 31, 2014.

In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next 12 months to meet its planned level of expenditures: (a) raise additional capital; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business. Historically, the Company has been able to raise capital in the form of debt from its Chief Executive Officer, Alan M. Meckler (see note 9). Mr. Meckler intends to provide additional capital in the form of a loan to the Company over the next 15 months, if deemed necessary, to absorb any cash flow shortages that the Company may sustain.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Mediabistro in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Mediabistro’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of Mediabistro and its wholly-owned subsidiaries: Mediabistro.com Subsidiary Inc., a Delaware corporation, and Inside Network, Inc., a California corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Credit Carryforward Exists.” ASU No. 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update are effective for fiscal years and interim reporting periods beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively for all unrecognized tax benefits that exist as of the effective date. Retrospective application is permitted. This pronouncement did not have a material effect on the Company’s consolidated financial statements.

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

5. ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options for employees	$55	$80
Restricted stock for employees	–	1
Total employee stock-based compensation	$55	$81

Total employee stock-based compensation increased additional paid-in capital by $55,000 and $81,000 for the three months ended March 31, 2014 and 2013, respectively.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	0.69%	0.35%
Expected life (in years)	3.4	3.4
Dividend yield	0%	0%
Expected volatility	135%	125%

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

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $1.95 and $1.52, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	793,169	$5.59
Granted	87,300	$2.44
Exercised	(286)	$1.82
Forfeited, expired or cancelled	(65,099)	$3.53
Outstanding at March 31, 2014	815,084	$5.42	6.25	$44,368
Vested and expected to vest at March 31, 2014	762,661	$5.59	6.12	$40,981
Exercisable at March 31, 2014	547,305	$6.57	4.87	$31,438

The aggregate intrinsic value in the table above is before income taxes, based on Mediabistro’s closing stock price of $2.43 as of March 31, 2014, the last trading day of the quarter. During the three months ended March 31, 2014 and 2013, the total intrinsic value of stock options exercised was $0 and $2,000, respectively.

As of March 31, 2014, there was $396,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 2.5 years.

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

Computations of basic and diluted loss per share for the periods presented are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss	$(746)	$(924)

Basic weighted average common shares outstanding	6,057	6,023
Effect of dilutive stock options	–	–
Total basic weighted average common shares and dilutive stock options	6,057	6,023

Basic and diluted loss per share	$(0.12)	$(0.15)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive (in thousands, except weighted average exercise price):

	Three Months Ended March 31,
	2014	2013
Number of anti-dilutive stock options	815	824
Weighted average exercise price	$5.42	$5.90

7. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization (in thousands):

	March 31, 2014
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$1,014	$(627)	$387
Customer relationships	430	(174)	256
Copyrights and trademarks	507	(296)	211
Total	$1,951	$(1,097)	$854

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$998	$(572)	$426
Customer relationships	610	(339)	271
Copyrights and trademarks	534	(297)	237
Total	$2,142	$(1,208)	$934

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website development costs, customer relationships and copyrights and trademarks over three to seven years.

Amortization expense related to intangible assets subject to amortization was $96,000 and $109,000 for the three months ended March 31, 2014 and 2013, respectively. Estimated annual amortization expense for the next five years, including the remainder of 2014, is expected to be as follows (in thousands):

Years Ending December 31:
2014	$277
2015	326
2016	164
2017	62
2018	25
$854

Unamortized Intangible Assets

The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	March 31, 2014	December 31, 2013
Domain names	$946	$1,012

Goodwill

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2014.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred rent	$608	$578
Customer overpayments	81	81
Accrued professional fees	51	63
Accrued property and capital taxes	41	49
Other	287	321
Total	$1,068	$1,092

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

 The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note along with applicable closing costs to $7,794,604 and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.5% per annum. Beginning September 1, 2018 (“Change Date”), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2.0% from the rate of interest paid by the Company for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.5% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

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

The Company recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455,000. The discount is being amortized over the life of the 2nd Restated Note, and the carrying amount of the discount was $450,000 as of March 31, 2014.

Effective April 25, 2014, the Company entered into a 3rd Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9.1 million, a $300,000 increase. Additionally, Mr. Meckler agrees to loan the company up to an additional aggregate principal amount of $700,000 in one or more advances. All other terms of the promissory notes remain unchanged.

Interest expense on the 2nd Restated Note was $121,000 during the three months ended March 31, 2014. Interest expense on the 2009 Meckler Loan and the 2011 Meckler Loan was $54,000 during the three months ended March 31, 2013.

10. INCOME TAXES

The Company recorded a provision for income taxes of $13,000 and $12,000 during the three months ended March 31, 2014 and 2013, respectively.

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

The total amount of unrecognized tax benefits was $61,000 as of March 31, 2014 and December 31, 2013, all of which would affect the effective tax rate, if recognized, as of March 31, 2014.

11. COMMITMENTS AND CONTINGENCIES

Mediabistro is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of Mediabistro.

12. SUBSEQUENT EVENT

On April 29, 2014, Mediabistro entered into a 3rd Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9.1 million, a $300,000 increase. All other terms of the promissory notes remain unchanged and are described in Note 9 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which Mediabistro competes; the unpredictability of Mediabistro’s future revenues, expenses, cash flows and stock price; Mediabistro’s potential need for additional capital; Mediabistro’s ability to integrate acquired businesses products and personnel into its existing businesses; Mediabistro’s dependence on a limited number of advertisers; Mediabistro’s ability to maintain its listing on the Nasdaq Stock Market; and Mediabistro’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to Mediabistro’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

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

Results of Operations

Revenues

Revenues were $3.2 million for the three months ended March 31, 2014 and $2.5 million for the three months ended March 31, 2013, representing an increase of 25%. This change was primarily due to increases in trade show and advertising revenues that were partially offset by decreases in research and education revenues. We ran three trade shows during the three months ended March 31, 2014 compared to no trade shows run during the three months ended March 31, 2013.

The following table sets forth, for the periods indicated, the components of our revenues (in thousands):

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
Online job postings	$938	$941	$(3)	–%
Trade shows	747	7	740	10,571
Advertising	513	386	127	33
Education	450	535	(85)	(16)
Other	306	268	38	14
Research	205	383	(178)	(46)
Total	$3,159	$2,520	$639	25%

Other revenues include subscription sales from our paid membership services and sales of logos through stocklogos.com.

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations. Cost of revenues excludes depreciation and amortization. Cost of revenues was $1.8 million for the three months ended March 31, 2014 and $1.6 million for the three months ended March 31, 2013, representing an increase of 17%.  This change was primarily due to increases in trade show operating costs of $499,000 and editorial freelance cost of $44,000, offset by a decrease in employee-related costs of $277,000.

We intend to make investments through internal development and, where appropriate opportunities arise, through the expansion of our Inside 3D Printing and Inside Bitcoin trade show brands. We might need to increase our spending in order to create additional content related to new topics, trade shows or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $575,000 and $476,000 for the three months ended March 31, 2014 and 2013, respectively, representing an increase of 21%. This change was due primarily to an increase in trade show costs of $74,000 and an increase in employee-related costs of $27,000.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of 5%. This change was due primarily to a decrease in employee-related costs of $52,000.

Depreciation and amortization

Depreciation expense was $37,000 for the three months ended March 31, 2014 and $64,000 for the three months ended March 31, 2013, representing a decrease of 42%. This decrease was due primarily to certain assets becoming fully depreciated.

Amortization expense was $96,000 for the three months ended March 31, 2014 and $109,000 for the three months ended March 31, 2013, representing a decrease of 12%. This decrease was primarily due to certain intangibles becoming fully amortized.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other loss, net

Other loss of $136,000 during the three months ended March 31, 2014 was primarily related to losses on the sale of certain assets and digital currency transactions losses. Other loss was $4,000 during the three months ended March 31, 2013.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
Interest income	$–	$1	$(1)	(100)%
Interest expense	$(127)	$(63)	$(64)	(102)%

Interest expense during the three months ended March 31, 2014 and 2013 related primarily to costs associated with our loans from a related party. The increase in interest expense during the quarter ended March 31, 2014 was due to the Restated Note that was entered into on November 1, 2013. See “Related Party Transactions” for a description of the loans and Restated Note.

Provision for income taxes

We recorded a provision for income taxes of $13,000 and $12,000 during the three months ended March 31, 2014 and 2013, respectively.

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

The total amount of unrecognized tax benefits was $61,000 as of March 31, 2014 and $61,000 as of December 31, 2013, all of which would affect the effective tax rate, if recognized, as of March 31, 2014.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$	%
Operating cash flows	$(464)	$(531)	$67	13%
Investing cash flows	(22)	(60)	38	63
Financing cash flows	–	7	(7)	(100)

	As of		2014 vs. 2013
	March 31, 2014	December 31, 2013	$	%
Cash and cash equivalents	$746	$1,232	$(486)	(39)%
Working capital	(1,097)	(610)	(487)	(80)
Loan from related party	8,345	8,341	4	–

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Online images and Internet.com businesses in 2009, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities decreased during the three months ended March 31, 2014 compared to the same period of 2013 due primarily to an increase in revenues.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions consummated and assets purchased or developed. Net cash used in investing activities during the three months ended March 31, 2014 and 2013, related primarily to the purchase of certain assets and website and product development costs.

Financing activities. Cash provided by financing activities during the three months ended March 31, 2013 related to proceeds from stock option exercises.

We have incurred losses and negative cash flows from operations in recent quarters and expect to continue to incur operating losses until revenues from all sources reach a level sufficient to support our on-going operations. Our liquidity will largely be determined by our ability to raise capital from debt, equity, or other forms of financing, by the success of our product offerings, by developing additional product offerings, and/or by reducing expenses associated with operations.

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

Our liquidity over the next 12 months could be materially affected by, among other things: our ability to increase revenues; costs related to our product development efforts; our ability to raise additional funds through debt, equity, or other financing alternatives; the strength of the United States job market, or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In the 2011 Note, Mr. Meckler loaned us $1,750,000 (the “2011 Meckler Loan”). The interest rate of the 2011 Note at the time of the loan was 3.10% per annum.Interest on the outstanding principal amount is due and payable monthly until August 2014. Thereafter, principal and interest is due and payable in equal monthly installments, with the outstanding principal amount, together with all accrued interest thereon, due and payable on August 18, 2016. The 2011 Note may be prepaid at any time without penalty or premium.

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

On July 27, 2012, we entered into a 3 rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on June 18, 2012.  All other terms of the promissory notes remain unchanged.

On November 1, 2013, we along with our wholly-owned subsidiaries, MB Subsidiary and Inside Network entered into an Amended and Restated Promissory Note (the “Restated Note”) with Mr. Meckler. The Restated Note combines, amends, restates and replaces, but does not extinguish, the obligations of the 2009 Note and the 2011 Note.

The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note along with applicable closing costs to $7,794,604 and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.5% per annum. Beginning September 1, 2018 (“Change Date”), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2.0% from the rate of interest that we paid for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.5% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

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

We recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455,000. The discount is being amortized over the life of the 2nd Restated Note, and the carrying amount of the discount was $450,000 as of March 31, 2014.

Effective April 25, 2014, the Company entered into a 3rd Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9.1 million, a $300,000 increase. Additionally, Mr. Meckler agrees to loan the company up to an additional aggregate principal amount of $700,000 in one or more advances. All other terms of the promissory notes remain unchanged.

Interest expense on the 2nd Restated Note was $121,000 during the three months ended March 31, 2014. Interest expense on the 2009 Meckler Loan and the 2011 Meckler Loan was $54,000 during the three months ended March 31, 2013.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative & Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) under the supervision and with the participation of its management including the Company’s Chief Executive Officer (“CEO”), who serves as the Company’s principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of this evaluation, the CEO concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Management applied its judgment in assessing the benefits of controls relative to their cost. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2014 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Mediabistro Inc.

Dated: May 15, 2014	/s/ Alan M. Meckler
Alan M. Meckler Chairman of the Board, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

