Form 10-Q
period 2014-06-30
Mecklermedia Corp
filed 2014-08-14
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-26393

Mecklermedia Corporation

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 8, 2014 was 6,057,662.

Mecklermedia Corporation

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Mecklermedia Corporation

Consolidated Condensed Balance Sheets

June 30, 2014 and December 31, 2013

(in thousands, except share and per share amounts)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$374	$1,232
Accounts receivable, net of allowances of $5 and $3, respectively	605	557
Prepaid expenses and other current assets	1,009	769
Total current assets	1,988	2,558

Property and equipment, net	364	430
Intangible assets, net	1,067	1,946
Goodwill	2,916	6,633
Investments and other assets	713	637
Total assets	$7,048	$12,204

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$528	$445
Accrued payroll and related expenses	415	511
Accrued expenses and other current liabilities	1,027	1,092
Deferred revenues	1,159	1,120
Total current liabilities	3,129	3,168

Loan from related party, net of discount	8,948	8,341
Deferred revenues	16	16
Deferred income taxes	507	481
Total liabilities	12,600	12,006

Commitments and contingencies (see note 11)

Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 4,000,000 shares authorized, 600,000 designated as Series A Junior participating preferred stock, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,176,947 and 6,176,661 shares issued and 6,057,662 and 6,057,376 shares outstanding at June 30, 2014 and December 31, 2013, respectively	62	62
Additional paid-in capital	290,739	290,620
Accumulated deficit	(295,857)	(289,988)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity (deficit)	(5,552)	198
Total liabilities and stockholders’ equity (deficit)	$7,048	$12,204

See notes to unaudited consolidated condensed financial statements.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$3,674	$3,963	$6,833	$6,483

Cost of revenues	2,427	2,297	4,248	3,854
Advertising, promotion and selling	859	713	1,434	1,189
General and administrative	1,205	1,147	2,305	2,307
Depreciation	36	41	73	105
Amortization	69	105	165	214
Total operating expenses	4,596	4,303	8,225	7,669

Operating loss	(922)	(340)	(1,392)	(1,186)
Other income (loss), net	26	8	(110)	4
Loss on disposition of assets	(363)	–	(363)	–
Impairment of goodwill	(3,717)	–	(3,717)	–
Interest income	–	1	–	2
Interest expense	(132)	(64)	(259)	(127)

Loss before income taxes	(5,108)	(395)	(5,841)	(1,307)
Provision for income taxes	15	11	28	23

Net loss	$(5,123)	$(406)	$(5,869)	$(1,330)

Loss per share:
Basic and diluted net loss	$(0.85)	$(0.07)	$(0.97)	$(0.22)
Weighted average shares used in computing loss per share:
Basic and diluted	6,058	6,022	6,058	6,023

See notes to unaudited consolidated condensed financial statements.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,869)	$(1,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	319
Stock-based compensation	108	159
Provision for losses on accounts receivable	(4)	4
Amortization of debt issuance costs	12	19
Other loss, net	120	12
Loss on disposition of assets	363	–
Impairment of goodwill	3,717	–
Deferred income taxes	26	18
Changes in assets and liabilities
Accounts receivable, net	(44)	(113)
Prepaid expenses and other assets	(276)	(18)
Accounts payable, accrued expenses and other liabilities	(78)	379
Deferred revenues	158	200
Net cash used in operating activities	(1,529)	(351)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(33)
Proceeds from sale of assets	190	–
Purchases of intangible assets and other development costs	(102)	(161)
Net cash provided by (used in) investing activities	71	(194)
Cash flows from financing activities:
Borrowings from related party	600	–
Proceeds from exercise of stock options	–	7
Net cash provided by financing activities	600	7
Net decrease in cash and cash equivalents	(858)	(538)
Cash and cash equivalents, beginning of period	1,232	2,210
Cash and cash equivalents, end of period	$374	$1,672

See notes to unaudited consolidated condensed financial statements.

Mecklermedia Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2014

(in thousands, except per share amounts)

1. THE COMPANY

Mecklermedia Corporation (f/k/a Mediabistro Inc.) (“Mecklermedia” or the “Company”) is an Internet media company that provides services for social media, traditional media and creative professionals. Mecklermedia is a leading producer of 3D printing and Bitcoin trade shows. The Company’s service offerings include an online job board, news and analysis, trade shows and events, online and in-person courses, and research and data services products.

The Company’s online job board, a leader in the media industry, has an audience of social media, gaming, mobile, publishing, public relations, journalism, advertising, graphic design, web development, 3D printing and television professionals.

The Company’s trade shows include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoin, and AllFacebook Marketing Conference.

Mecklermedia’s education business features online and in-person courses and online conferences for social media and traditional media professionals. Online education conferences combine the concepts of a large-scale event and a small-group, educational workshop that offers attendees the opportunity to learn in a dynamic online setting with live weekly instruction via webcast, discussion forums, homework assignments, and small-group interaction where students receive one-on-one guidance and instruction from an advisor.

The Company also provides original and in-depth daily coverage of the latest developments in social media, advertising and public relations, television and video, mobile apps, 3D printing, publishing and design. In addition, Mecklermedia features a marketplace for designing and purchasing logos through Stocklogos.com.

Liquidity. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations. The Company’s liquidity will largely be determined by its ability to raise capital from debt, equity, or other forms of financing, by the success of its product offerings, by developing additional product offerings, and by expenses associated with operations. The Company’s management believes that its cash resources at June 30, 2014, will be sufficient to meet current obligations and fund its operating activities through June 30, 2015.

In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next 12 months to meet its planned level of expenditures: (a) raise additional capital; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business. Historically, the Company has been able to raise capital in the form of debt from its Chief Executive Officer, Alan M. Meckler (see note 9). Mr. Meckler intends to provide additional capital in the form of a loan to the Company over the next 12 months, if deemed necessary, to absorb any cash flow shortages that the Company may sustain.

2. BASIS OF PRESENTATION

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, the Company adopted ASU 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Mecklermedia in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Mecklermedia’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of Mecklermedia and its wholly-owned subsidiaries: Mecklermedia.com Subsidiary Inc. (f/k/a Mediabistro.com Subsidiary Inc.), a Delaware corporation, and Inside Network, Inc., a California corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” which amends current guidance for stock compensation tied to performance targets. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 will be effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” to Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property Plant and Equipment”. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014; early adoption is permitted. In 2014, the Company has elected early adoption of ASU 2014-08. As a result of the adoption of ASU 2014-08, results of operations for assets that are classified as held for sale or disposed of in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated condensed statements of operations, to the extent such disposals did not meet the criteria for classification of a discontinued operation as described above. Additionally, any gain or loss on sale of assets that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated condensed statement of operations. See note 6 for further details of the disposition of assets.

4. ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Total employee stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options for employees	$53	$78	$108	$158
Restricted stock for employees	–	–	–	1
Total employee stock-based compensation	$53	$78	$108	$159

Total employee stock-based compensation increased additional paid-in capital by $108 and $159 for the six months ended June 30, 2014 and 2013, respectively.

The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	0.69%	0.38%
Expected life (in years)	3.4	3.4
Dividend yield	0%	0%
Expected volatility	135%	124%

The expected stock price volatility is based on the historical volatility of Mecklermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has calculated the expected term for stock options issued using historical data.

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $1.95 and $1.24, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	793,169	$5.59
Granted	87,300	$2.44
Exercised	(286)	$1.82
Forfeited, expired or cancelled	(114,339)	$7.66
Outstanding at June 30, 2014	765,844	$4.92	6.04	$–
Exercisable at June 30, 2014	533,032	$5.74	4.70	$–

During the six months ended June 30, 2014 and 2013, the total intrinsic value of stock options exercised was $0 and $2, respectively. As of June 30, 2014, there was $316 of unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan. The Company expects to amortize that cost over a weighted-average period of 2.3 years.

5. COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted loss per share for the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(5,123)	$(406)	$(5,869)	$(1,330)

Basic weighted average number of common shares outstanding	6,058	6,022	6,058	6,023
Effect of dilutive stock options	–	–	–	–
Total basic weighted average number of common shares and dilutive stock options	6,058	6,022	6,058	6,023

Basic and diluted net loss	$(0.85)	$(0.07)	$(0.97)	$(0.22)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive:

	Six Months Ended June 30,
	2014	2013
Number of anti-dilutive stock options	766	787
Weighted average exercise price	$4.92	$5.74

6. DISPOSITION OF ASSETS

The Company early adopted ASU 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU 2014-08, assets that are classified as held for sale or disposed of in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated condensed statements of operations. For more information, see note 2, “Basis of presentation”.

On May 30, 2014, the Company completed the sale of its AppData Research product to AppData, LLC for an aggregate purchase price of $190. AppData was part of the Inside Network business originally acquired on May 17, 2011. As part of the sale of AppData and in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other” and ASC Topic 360, “Property, Plant and Equipment”, the Company evaluated the remaining assets and liabilities within the Inside Network business for impairment and wrote those assets off concurrently with the sale of AppData. The carrying value of the net assets at the time of the sale were $553, resulting in a loss from disposition of assets of $363, which is recorded in loss on disposition of assets in the three and six months ended June 30, 2014 of the consolidated condensed statements of operations. Revenues from the AppData Research product for the year ended December 31, 2013, the three months ended March 31, 2013 and March 31, 2014 were $1,100, $344 and $190, respectively.

Assets and liabilities at time of sale were as follows:

Prepaids and other current assets	$1
Property and equipment, net	2
Intangible assets, net	669
Total assets	$672
Deferred revenue	119
Total liabilities	$119

7. INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization:

	June 30, 2014
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$524	$(410)	$114
Copyrights and trademarks	27	(25)	2
Total	$551	$(435)	$116

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$998	$(572)	$426
Customer relationships	610	(339)	271
Copyrights and trademarks	534	(297)	237
Total	$2,142	$(1,208)	$934

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website and product development costs, customer relationships and copyrights and trademarks over three to seven years and content development costs over two years.

Amortization expense related to intangible assets subject to amortization was $69 and $165 for the three and six months ended June 30, 2014, respectively, and $105 and $214 for the three and six months ended June 30, 2013, respectively. As discussed in note 6, the Company wrote off $669 in connection with the sale of AppData and the impairment of Inside Network assets. Estimated annual amortization expense for the next five years, including the remainder of 2014, is expected to be as follows:

Years Ending December 31:
2014	$39
2015	57
2016	20
2017	–
2018	–
$116

Unamortized Intangible Assets

The following tables set forth the intangible assets that are not subject to amortization:

	June 30, 2014	December 31, 2013
Domain names	$951	$1,012

Goodwill

During the quarter ended June 30, 2014, concurrently with the sale of Inside Network’s AppData Research product, the Company identified indicators that the Inside Network goodwill was impaired. As a result, the Company recorded a non-cash impairment charge of $3,717 related to the writedown of goodwill. This impairment charge is not tax deductible because the acquisitions that gave rise to most of the carrying value of the Company’s goodwill were structured as stock transactions.

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

Balance as of December 31, 2013	$6,633
Impairment of goodwill	(3,717)
Balance as of June 30, 2014	$2,916

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2014	December 31, 2013
Deferred rent	$593	$578
Customer overpayments	81	81
Accrued professional fees	47	63
Accrued property and capital taxes	46	49
Other	260	321
Total	$1,027	$1,092

9. DEBT

On May 29, 2009, Mecklermedia entered into a loan agreement in the amount of $7,200 with the Company’s Chief Executive Officer, Alan M. Meckler (the “2009 Meckler Loan”).

In conjunction with the 2009 Meckler Loan, the Company (1) entered into a promissory note jointly and severally payable by the Company and its subsidiary, Mecklermedia.com Subsidiary Inc. (“MM Subsidiary”), to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets, (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property, (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of MM Subsidiary owned by the Company, and (5) agreed to enter into a Blocked Account Control Agreement by and among the Company, Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement” and together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, MM Subsidiary (1) entered into a Security Agreement by and between MM Subsidiary and Mr. Meckler pursuant to which MM Subsidiary granted to Mr. Meckler a security interest in MM Subsidiary’s assets (the “MM Subsidiary Security Agreement”), (2) entered into an Intellectual Property Security Agreement by and between MM Subsidiary and Mr. Meckler pursuant to which MM Subsidiary granted to Mr. Meckler a security interest in MM Subsidiary’s intellectual property (the “MM Subsidiary IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement by and among MM Subsidiary, Mr. Meckler and a depositary bank, to further secure the 2009 Note (the “MM Subsidiary Control Agreement” and, together with the MM Subsidiary Security Agreement and the MM Subsidiary IP Security Agreement, the “MM Subsidiary Documents”).

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

On September 1, 2010, Mecklermedia entered into a note modification agreement (“Note Modification Agreement”) with Mr. Meckler. The Note Modification Agreement reduced the interest rate of the 2009 Note from 4.7% to 3.4% per annum. Interest on the outstanding principal amount is due and payable on the first day of each calendar month through June 2014. Thereafter, principal and interest is due and payable in equal monthly payments in an amount sufficient to pay the loan in full based on an amortization term of 15 years.  In addition to the interest rate reduction noted above, the Note Modification Agreement also reduced the required minimum monthly principal and interest payments that commence on July 1, 2014.

On November 14, 2011, the Company and MM Subsidiary entered into a 2nd Note Modification Agreement with Mr. Meckler. The 2nd Note Modification Agreement amends the 2009 Note, which is described above. Under the 2nd Note Modification Agreement, the parties agreed to terminate the Company’s obligation to make a monthly accommodation fee of $40 to Mr. Meckler.  As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480 per year.  The Company granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of the Company’s common stock pursuant to the terms of the 2008 Mecklermedia Stock Option Plan. All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, Mecklermedia and its wholly owned subsidiaries, MM Subsidiary and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, MM Subsidiary and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “MECK Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”), and together with the 2011 Note, the MECK Security Agreement and the 2nd IP Security Agreement, (the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of MM Subsidiary and Inside Network owned by the Company.

In the 2011 Note, Mr. Meckler loaned the Company $1,800 (the “2011 Meckler Loan”). The interest rate of the 2011 Note at the time of the loan was 3.10% per annum. Interest on the outstanding principal amount is due and payable monthly until August 2014. Thereafter, principal and interest is due and payable in equal monthly installments, with the outstanding principal amount, together with all accrued interest thereon, due and payable on August 18, 2016. The 2011 Note may be prepaid at any time without penalty or premium.

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

The 2011 Company Loan Documents and the Inside Network Security Agreement contain customary terms for a loan transaction of this type. In an Event of Default (as defined in the 2011 Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the 2011 Meckler Loan immediately due and payable. The 2011 Meckler Loan also may become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the 2011 Note) of MM Subsidiary, Inside Network, or the Company.

On July 27, 2012, the Company entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on June 18, 2012. All other terms of the promissory notes remain unchanged.

On November 1, 2013, the Company and its wholly-owned subsidiaries, MM Subsidiary and Inside Network entered into an Amended and Restated Promissory Note (the “Restated Note”) with Mr. Meckler. The Restated Note combines, amends, restates and replaces, but does not extinguish, the obligations of the 2009 Note and the 2011 Note.

The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note along with applicable closing costs to $7,800 and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.5% per annum. Beginning September 1, 2018 (“Change Date”), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2.0% from the rate of interest paid by the Company for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.5% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

On November 15, 2013, the Company and its wholly-owned subsidiaries, MM Subsidiary Inc. and Inside Network, Inc. entered into a Second Amended and Restated Promissory Note (the “2nd Restated Note”) with Mr. Meckler. The 2nd Restated Note increases the principal amount of the Restated Note to $8,800, a $1,000 increase. The terms of the 2nd Restated Note are otherwise substantially the same as the terms of the Restated Note.

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

The Company recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455. The discount is being amortized over the life of the 2nd Restated Note, and the carrying amount of the discount was $447 as of June 30, 2014.

Effective April 25, 2014, the Company entered into a 3rd Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9,100, a $300 increase. All other terms of the promissory notes remain unchanged.

Effective May 19, 2014, the Company entered into a 4th Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9,400, a $300 increase. All other terms of the promissory notes remain unchanged.

Effective July 1, 2014, the Company entered into a 5th Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9,700, a $300 increase. Additionally, Mr. Meckler agrees to loan the company up to an additional aggregate principal amount of $100 in one or more advances. All other terms of the promissory notes remain unchanged.

Interest expense on the Restated Notes were $126 and $247 during the three and six months ended June 30, 2014, respectively. Interest expense on the 2009 Meckler Loan and the 2011 Meckler Loan was $54 and $108 during the three months and six months ended June 30, 2013, respectively.

10. INCOME TAXES

The Company recorded a provision for income taxes of $15 and $28 during the three and six months ended June 30, 2014, respectively, and $11 and $23 during the three and six months ended June 30, 2013, respectively.

Deferred tax assets of approximately $44,000 related to capital loss carryforwards will expire at the end of 2014 and will most likely go unutilized. There is deferred tax asset of approximately $30,000 for federal and state net operating loss carryforwards. The federal net operating loss carry forwards begin to expire in the year 2024, state net operating loss carry forwards generally start to expire in the year 2017. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

Based on current projections, management believes that it is more likely than not that Mecklermedia will have insufficient taxable income to allow recognition of its deferred tax assets. Accordingly, a valuation allowance has been established against deferred tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

The total amount of unrecognized tax benefits was $61 as of June 30, 2014 and December 31, 2013, all of which would affect the effective tax rate, if recognized, as of June 30, 2014.

11. COMMITMENTS AND CONTINGENCIES

Mecklermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions should not materially affect the financial statements of Mecklermedia.

12. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2014 and through the date these consolidated condensed financial statements were included in this Form 10-Q and filed with the SEC. As described in note 9, on July 1, 2014 the Company entered into a 5th Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9,700, a $300 increase.

On May 28, 2014, the Company entered into a definitive asset purchase agreement to sell all of its assets related to the Business (the “Business Assets”) to PGM-MB, LLC, Delaware limited liability company (“PGM-MB”). The “Business” refers to the Company’s business of providing online publishing of editorial content, e-commerce offerings, an online job board, online education and certificate programs for social media, traditional media and creative professionals and bundled subscription services of the foregoing. For more detail and a copy of the asset purchase agreement, see the Company’s Current Report on Form 8-K dated June 2, 2014.

In conjunction with the sale of the Business Assets, the Company changed its name to Mecklermedia Corporation from Mediabistro Inc. effective August 8, 2014.

The asset purchase agreement provides that, upon the terms and subject to the conditions set forth in the purchase agreement, PGM-MB will purchase from the Company, and the Company will sell, assign, transfer, convey and deliver to PGM-MB, the Business Assets, and PGM-MB will assume specified liabilities related to the Business. Prometheus Global Media, LLC, a Delaware limited liability company and parent company of PGM-MB, has irrevocably guaranteed the full and punctual payment and performance of certain obligations of PGM-MB set forth in the Agreement, including the payment by PGM-MB of the purchase price at the closing of the transaction. As of the time of filing, the stockholders have approved the sale of the Business Assets, but the sale has not yet been consummated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which Mecklermedia competes; the unpredictability of Mecklermedia’s future revenues, expenses, cash flows and stock price; Mecklermedia’s potential need for additional capital; Mecklermedia’s ability to integrate acquired businesses products and personnel into its existing businesses; Mecklermedia’s dependence on a limited number of advertisers; Mecklermedia’s ability to maintain its listing on the OTCQX Stock Market; and Mecklermedia’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to Mecklermedia’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Recent Developments

On May 28, 2014, the Company entered into a definitive asset purchase agreement to sell all of its assets related to the Business (the “Business Assets”) to PGM-MB, LLC, Delaware limited liability company (“PGM-MB”). The “Business” refers to the Company’s business of providing online publishing of editorial content, e-commerce offerings, an online job board, online education and certificate programs for social media, traditional media and creative professionals and bundled subscription services of the foregoing. For more detail and a copy of the asset purchase agreement, see the Company’s Current Report on Form 8-K dated June 2, 2014.

In conjunction with the sale of the Business Assets, the Company changed its name to Mecklermedia Corporation from Mediabistro Inc. effective August 8, 2014.

The asset purchase agreement provides that, upon the terms and subject to the conditions set forth in the purchase agreement, PGM-MB will purchase from the Company, and the Company will sell, assign, transfer, convey and deliver to PGM-MB, the Business Assets, and PGM-MB will assume specified liabilities related to the Business. Prometheus Global Media, LLC, a Delaware limited liability company and parent company of PGM-MB, has irrevocably guaranteed the full and punctual payment and performance of certain obligations of PGM-MB set forth in the Agreement, including the payment by PGM-MB of the purchase price at the closing of the transaction. As of the time of the filing, the stockholders have approved the sale of the Business Assets, but the sale has not yet been consummated.

The following disclosure describes the Company’s business as of June 30, 2014 without giving effect to the sale of the Business Assets.

Overview

Mecklermedia Corporation (“Mecklermedia” or the “Company”) is an Internet media company that provides services for social media, traditional media and creative professionals, as well as for innovators in the 3D printing and Bitcoin trade shows. Our service offerings include an online job board, news and analysis, trade shows and events, online and in-person courses, and research and data services products.

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

We generate our revenues from:

•	fees charged for online job postings;
•	attendee registration fees to our trade shows;
•	advertising on our websites and e-mail newsletters;
•	exhibition space fees and vendor sponsorships to our trade shows;
•	attendee registration fees for our online and in-person education courses and conferences;
•	fees for social media and mobile-related market research and data services products;
•	subscription sales from our paid membership services; and
•	granting rights to use logos that are downloaded from our stocklogos.com website.

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

Results of Operations

All amounts below are in thousands, except share and per share amounts.

Revenues

Revenues were $3,674 for the three months ended June 30, 2014, representing a decrease of 7% compared to the same period of 2013. This change was primarily due to a decrease in online job postings and research revenues that was partially offset by an increase in advertising revenues.

Revenues were $6,833 for the six months ended June 30, 2014 and $6,483 for the six months ended June 30, 2013, representing an increase of 5%. This change was primarily due to an increase in trade show revenues. We ran nine trade shows during the six months ended June 30, 2014 compared to eight tradeshows during the six months ended June 30, 2013.

The following table sets forth, for the periods indicated, the components of our revenues:

	Three Months Ended June 30,		2014 vs. 2013		Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
Trade shows	$1,414	$1,390	$24	2%	$2,162	$1,397	$765	55%
Online job postings	863	980	(117)	(12)	1,801	1,921	(120)	(6)
Advertising	579	503	76	15	1,091	889	202	23
Education	428	496	(68)	(14)	878	1,031	(153)	(15)
Research	124	316	(192)	(61)	329	699	(370)	(53)
Other	266	278	(12)	(4)	572	546	26	5
Total	$3,674	$3,963	$(289)	(7)%	$6,833	$6,483	$350	5%

Other revenues include subscription sales from our paid membership services and sales of logos through stocklogos.com.

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for technology and editorial personnel, freelance costs, communications infrastructure and trade show and education operations. Cost of revenues excludes depreciation and amortization. Cost of revenues was $2,427 for the three months ended June 30, 2014 and $2,297 for the three months ended June 30, 2013, representing an increase of 6%. This change was primarily due to an increase in trade show operating costs of $241 and professional consulting costs of $99, offset by a decrease in employee-related costs of $234.

Cost of revenues was $4,248 for the six months ended June 30, 2014 and $3,854 for the six months ended June 30, 2013, representing an increase of 10%.  This change was primarily due to an increase in trade show operating costs of $740 and professional consulting costs of $124, offset by a decrease in employee-related costs of $510.

We intend to make investments through internal development and, where appropriate opportunities arise, through targeted asset acquisitions to continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics, trade shows or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $859 for the three months ended June 30, 2014 and $713 for the three months ended June 30, 2013, representing an increase of 20%. This increase was due primarily to an increase in trade show marketing costs of $226, offset by a decrease in employee-related costs of $77.

Advertising, promotion and selling expenses were $1,434 for the six months ended June 30, 2014 and $1,189 for the six months ended June 30, 2013, representing an increase of 21%. This increase was due primarily to an increase in trade show marketing costs of $247, offset by a decrease in employee-related costs of $49.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $1,205 for the three months ended June 30, 2014 and $1,147 for the three months ended June 30, 2013, representing an increase of 5%. This change was due to the costs related to legal and professional fees incurred in connection with the exploration of certain strategic alternatives of $302 and an increase in trade show partner fees of $41, offset by a decrease in employee-related costs of $245.

General and administrative expenses were $2,305 for the six months ended June 30, 2014 and $2,307 for the six months ended June 30, 2013.

Depreciation and amortization

Depreciation expense was $36 for the three months ended June 30, 2014 and $41 for the three months ended June 30, 2013, representing a decrease of 12%. Depreciation expense was $73 for the six months ended June 30, 2014 and $105 for the six months ended June 30, 2013, representing a decrease of 30%. These decreases were due primarily to certain assets becoming fully depreciated.

Amortization expense was $69 for the three months ended June 30, 2014 and $105 for the three months ended June 30, 2013, representing a decrease of 34%. Amortization expense was $165 for the six months ended June 30, 2014 and $214 for the six months ended June 30, 2013, representing a decrease of 23%. These decreases were due primarily to the sale of our Appdata property and to certain intangibles becoming fully amortized.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other income (loss), net

Other income of $26 during the three months ended June 30, 2014, related primarily to digital currency transaction gains. Other loss of $110 during the six months ended June 30, 2014, related primarily to digital currency transaction losses and the sale of certain assets. Other income was $8 and $4 during the three and six months ended June 30, 2013, respectively.

Loss on disposition of assets

On May 30, 2014, we completed the sale of our AppData Research product to AppData, LLC for an aggregate purchase price of $190. AppData was part of the Inside Network business originally acquired on May 17, 2011. As part of the sale of AppData and in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other” and ASC Topic 360, “Property, Plant and Equipment”, we evaluated the remaining assets and liabilities within the Inside Network business for impairment and wrote those assets off concurrently with the sale of AppData. The carrying value of the net assets at the time of the sale were $553, resulting in a loss from disposition of assets of $363, which is recorded in loss on disposition of assets in the three and six months ended June 30, 2014 of the consolidated condensed statements of operations.

Goodwill

During the quarter ended June 30, 2014, concurrently with the sale of Inside Network’s assets of AppData, we identified indicators that the Inside Network goodwill was impaired. As a result, we recorded a non-cash impairment charge of $3,717 related to the writedown of goodwill. This impairment charge is not tax deductible because the acquisitions that gave rise to most of the carrying value of our goodwill were structured as stock transactions.

 Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense:

	Three Months Ended June 30,		2014 vs. 2013			Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%		2014	2013	$	%
Interest income	$–	$1	$(1)	(100%	)	$–	$2	$(2)	(100%	)
Interest expense	$(132)	$(64)	$(68)	(106%	)	$(259)	$(127)	$(132)	(104%	)

Interest expense during the three and six months ended June 30, 2014 and 2013 relates primarily to costs associated with our loans from a related party. The increase in interest expense during the three and six months ended June 30, 2014 was due to the Restated Note that was entered into on November 1, 2013. See “Related Party Transactions” for a description of the loans and Restated Note.

Provision for income taxes

We recorded a provision for income taxes of $15 and $28 during the three and six months ended June 30, 2014, respectively, and $11 and $23 during the three and six months ended June 30, 2013, respectively.

Deferred tax assets of approximately $44,000 related to capital loss carryforwards will expire at the end of 2014 and will most likely go unutilized. There is deferred tax asset of approximately $30,000 for federal and state net operating loss carryforwards. The federal net operating loss carry forwards begin to expire in the year 2024, state net operating loss carry forwards generally start to expire in the year 2017. While we have no other limitations on the use of our net operating loss carry forwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

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

The total amount of unrecognized tax benefits was $61 as of June 30, 2014 and December 31, 2013, all of which would affect the effective tax rate, if recognized, as of June 30, 2014.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources:

	Six Months Ended June 30,		2014 vs. 2013
	2014	2013	$	%
Operating cash flows	$(1,529)	$(351)	$(1,178)	(336)%
Investing cash flows	71	(194)	265	137
Financing cash flows	600	7	593	8,471

	As of		2014 vs. 2013
	June 30, 2014	December 31, 2013	$	%
Cash and cash equivalents	$374	$1,232	$(858)	(70)%
Working capital	(1,141)	(610)	(531)	(87)
Loan from related party	8,948	8,341	607	7

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Online images and Internet.com businesses in 2009, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities increased during the six months ended June 30, 2014 compared to the same period of 2013 due primarily to increased losses from operations.

Investing activities. The amounts of cash used in investing activities vary in correlation to the number and cost of the acquisitions we complete. Net cash provided by investing activities during the six months ended June 30, 2014 related primarily to the net proceeds from the sale of our AppData property. Net cash used by investing activities during the six months ended June 30, 2013 related primarily to the purchase of certain intangible assets and website and product development costs.

Financing activities. Cash provided by financing activities during the six months ended June 30, 2014 related to borrowings from a related party. See “Related Party Transactions” below. Cash provided by financing activities during the six months ended June 30, 2013 related to proceeds from stock option exercises.

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

As of July 1, 2014, we entered into a 5th Restated Note Agreement with Mr. Meckler that provided additional capital of $300.

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

Related Party Transactions

On May 29, 2009, we entered into a loan agreement in the amount of $7,200 with our Chief Executive Officer, Alan M. Meckler (the “2009 Meckler Loan”).

In conjunction with the 2009 Meckler Loan, we (1) entered into a promissory note jointly and severally payable by us and our subsidiary, Mecklermedia.com Subsidiary Inc. (“MM Subsidiary”), to Mr. Meckler (the “2009 Note”), (2) entered into a Security Agreement with Mr. Meckler (the “Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in our assets, (3) entered into an Intellectual Property Security Agreement with Mr. Meckler (the “IP Security Agreement”) pursuant to which we granted to Mr. Meckler a security interest in our intellectual property, (4) entered into a Pledge Agreement by us in favor of Mr. Meckler (the “Pledge Agreement”) pursuant to which we granted to Mr. Meckler a security interest in and an assignment of all of the shares of stock or other equity interest of MM Subsidiary owned by us, and (5) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the Note (the “Control Agreement” and, together with the 2009 Note, the Security Agreement, the IP Security Agreement and the Pledge Agreement, the “Company Loan Documents”).

Simultaneously, MM Subsidiary (1) entered into a Security Agreement with Mr. Meckler pursuant to which MM Subsidiary granted to Mr. Meckler a security interest in MM Subsidiary’s assets (the “MM Subsidiary Security Agreement”), (2) entered into an Intellectual Property Security Agreement with Mr. Meckler pursuant to which MM Subsidiary granted to Mr. Meckler a security interest in MM Subsidiary’s intellectual property (the “MM Subsidiary IP Security Agreement”), and (3) agreed to enter into a Blocked Account Control Agreement with Mr. Meckler and a depositary bank, to further secure the 2009 Note (the “MM Subsidiary Control Agreement” and, together with the MM Subsidiary Security Agreement and the MM Subsidiary IP Security Agreement, the “MM Subsidiary Documents”).

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

On November 14, 2011, we along with MM Subsidiary, entered into a 2nd Note Modification Agreement with Mr. Meckler. The 2nd Note Modification Agreement amends the 2009 Note, which is described above. Under the 2nd Note Modification Agreement, the parties agreed to terminate our obligation to make a monthly accommodation fee of $40 to Mr. Meckler. As a result, the 2nd Note Modification Agreement reduces the effective interest payable on the 2009 Meckler Loan by $480 per year. We granted Mr. Meckler a fully vested stock option to purchase 142,858 shares of our common stock pursuant to the terms of the 2008 Mecklermedia Stock Option Plan. All other terms of the 2009 Meckler Loan remain unchanged.

Also on November 14, 2011, we, along with our wholly owned subsidiaries, MM Subsidiary and Inside Network: (1) entered into a promissory note jointly and severally payable by the Company, MM Subsidiary and Inside Network to Mr. Meckler (the “2011 Note”); (2) entered into a Security Agreement by and between the Company and Mr. Meckler (the “MECK Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s assets; (3) entered into an Intellectual Property Security Agreement by and between the Company and Mr. Meckler (the “2nd IP Security Agreement”) pursuant to which the Company granted to Mr. Meckler a security interest in the Company’s intellectual property; and (4) entered into a Pledge Agreement by the Company in favor of Mr. Meckler (the “2nd Pledge Agreement”), and together with the 2011 Note, the MECK Security Agreement and the 2nd IP Security Agreement, (the “2011 Company Loan Documents”) pursuant to which the Company granted to Mr. Meckler a security interest in and assignment of all of the shares of stock or other equity interest of MM Subsidiary and Inside Network owned by the Company.

In the 2011 Note, Mr. Meckler loaned us $1,800 (the “2011 Meckler Loan”). The interest rate of the 2011 Note at the time of the loan was 3.10% per annum Interest on the outstanding principal amount is due and payable monthly until August 2014. Thereafter, principal and interest is due and payable in equal monthly installments, with the outstanding principal amount, together with all accrued interest thereon, due and payable on August 18, 2016. The 2011 Note may be prepaid at any time without penalty or premium.

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

The 2011 Company Loan Documents and Inside Network Security Agreement contain customary terms for a loan transaction of this type. In an Event of Default (as defined in the 2011 Note) occurs and is continuing beyond a specified cure period, Mr. Meckler may declare the 2011 Meckler Loan immediately due and payable. The 2011 Meckler Loan also may become immediately due and payable upon certain events of bankruptcy or insolvency or in the event of a Change of Control (as defined in the 2011 Note) of MM Subsidiary, Inside Network, or the Company.

On July 27, 2012, we entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective June 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on June 18, 2012.  All other terms of the promissory notes remain unchanged.

On November 1, 2013, we along with our wholly-owned subsidiaries, MM Subsidiary and Inside Network entered into an Amended and Restated Promissory Note (the “Restated Note”) with Mr. Meckler. The Restated Note combines, amends, restates and replaces, but does not extinguish, the obligations of the 2009 Note and the 2011 Note.

The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note along with applicable closing costs to $7,800 and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.5% per annum. Beginning September 1, 2018 (“Change Date”), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2.0% from the rate of interest that we paid for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.5% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

On November 15, 2013, we along with our wholly-owned subsidiaries, MM Subsidiary and Inside Network entered into a Second Amended and Restated Promissory Note (the “2nd Restated Note”) with Mr. Meckler. The 2nd Restated Note increases the principal amount of the Restated Note to $8,800, a $1,000 increase. The terms of the 2nd Restated Note are otherwise substantially the same as the terms of the Restated Note.

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

We recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455. The discount is being amortized over the life of the 2nd Restated Note, and the carrying amount of the discount was $447 as of June 30, 2014.

Effective April 25, 2014, we entered into a 3rd Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9,100, a $300 increase. All other terms of the promissory notes remain unchanged.

Effective May 19, 2014, we entered into a 4th Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9,400, a $300 increase. All other terms of the promissory notes remain unchanged.

Effective July 1, 2014, we entered into a 5th Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9,700, a $300 increase. Additionally, Mr. Meckler agrees to loan us up to an additional aggregate principal amount of $100 in one or more advances. All other terms of the promissory notes remain unchanged.

Interest expense on the Restated Notes were $126 and $247 during the three and six months ended June 30, 2014, respectively. Interest expense on the 2009 Meckler Loan and the 2011 Meckler Loan was $54 and $108 during the three months and six months ended June 30, 2013, respectively.

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

Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Management applied its judgment in assessing the benefits of controls relative to their cost. Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate.  The Company’s management, with the participation of the CEO, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. Based on the Company’s evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014 based on criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception of the following additional risk factor:

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

Mecklermedia Corporation

Dated: August 14, 2014	/s/ Alan M. Meckler
Alan M. Meckler Chairman of the Board, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

