Form 10-Q
period 2014-09-30
Mecklermedia Corp
filed 2014-11-14
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 10, 2014 was 6,057,662.

Mecklermedia Corporation

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Mecklermedia Corporation

Consolidated Condensed Balance Sheets

September 30, 2014 and December 31, 2013

(in thousands, except share and per share amounts)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,935	$1,232
Restricted cash	1,500	–
Accounts receivable, net of allowances of $0 and $0, respectively	126	176
Prepaid expenses and other current assets	841	729
Assets of discontinued operations	86	421
Total current assets	4,488	2,558

Property and equipment, net	261	309
Intangible assets, net	26	69
Goodwill	989	989
Investments and other assets	612	632
Assets of discontinued operations	35	7,647
Total assets	$6,411	$12,204

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFECIT)
Current liabilities:
Accounts payable	$520	$344
Accrued payroll and related expenses	109	186
Accrued expenses and other current liabilities	886	979
Deferred revenues	485	195
Liabilities of discontinued operations	268	1,464
Total current liabilities	2,268	3,168

Loan from related party	5,435	8,341
Deferred income taxes	85	68
Liabilities of discontinued operations	–	429
Total liabilities	7,788	12,006

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, 600,000 designated as Series A Junior participating preferred stock, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,176,947 and 6,176,661 shares issued and 6,057,662 and 6,057,376 shares outstanding at September 30, 2014 and December 31, 2013, respectively	62	62
Additional paid-in capital	291,118	290,620
Accumulated deficit	(292,061)	(289,988)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity (deficit)	(1,377)	198
Total liabilities and stockholders’ equity (deficit)	$6,411	$12,204

See notes to unaudited consolidated condensed financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$436	$637	$2,597	$2,038

Cost of revenues	1,052	398	3,081	1,600
Advertising, promotion and selling	260	196	918	490
General and administrative	513	930	2,490	2,799
Depreciation	17	8	57	73
Amortization	–	17	2	54
Total operating expenses	1,842	1,549	6,548	5,016

Operating loss from continuing operations	(1,406)	(912)	(3,951)	(2,978)
Other income (loss), net	(43)	47	(148)	57
Interest income	–	1	–	3
Interest expense	(403)	(84)	(662)	(211)

Loss from continuing operations before income taxes	(1,852)	(948)	(4,761)	(3,129)
Provision (benefit) for income taxes	–	5	20	23
Net loss from continuing operations	(1,852)	(953)	(4,781)	(3,152)
Income (loss) from discontinued operations, net of tax	(83)	527	1,057	1,396
Gain on sale of discontinued operations, net of taxes	5,731	–	1,651	–
Net income (loss)	$3,796	$(426)	$(2,073)	$(1,756)
Basic and Diluted Income/ loss per share:
Income (loss) from continuing operations	$(0.31)	$(0.16)	$(0.79)	$(0.52)
Income (loss) from discontinued operations	0.93	0.09	0.45	0.23
Net income (loss)	$0.63	$(0.07)	$(0.34)	$(0.29)
Weighted average shares used in computing income (loss) per share:
Basic	6,058	6,022	6,058	6,023
Diluted	6,058	6,022	6,058	6,023

See notes to unaudited consolidated condensed financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(2,073)	$(1,756)
Less: Income from discontinued operations, net of taxes	(1,057)	(1,396)
Less: Net gain on sale of discontinued operations, net of taxes	(1,651)	–
Loss from continuing operations	$(4,781)	$(3,152)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	59	127
Stock-based compensation	286	172
Provision for losses on accounts receivable	9	–
Amortization of debt issuance costs	307	27
Other, net	31	–
Loss (gain) on sale of assets	143	(43)
Deferred income taxes	17	16
Changes in assets and liabilities
Accounts receivable, net	41	(70)
Prepaid expenses and other assets	(193)	(299)
Accounts payable, accrued expenses and other liabilities	6	358
Deferred revenues	291	223
Discontinued operations	1,452	1,515
Net cash used in operating activities	(2,332)	(1,126)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(19)
Purchases of intangible assets and other development costs	(146)	(2)
Proceeds from sale of discontinued operation	7,803	–
Funds held as restricted cash escrow	(1,500)	–
Proceeds from sale of other assets	–	53
Discontinued operations	(14)	(242)
Net cash (used in) provided by investing activities	6,134	(210)
Cash flows from financing activities:
Repayment on borrowings from related party	(4,000)	–
Borrowings from related party	900	(153)
Debt issuance costs	–	148
Proceeds from exercise of stock options	1	7
Net cash (used in) provided by financing activities	(3,099)	2
Net increase (decrease) in cash	703	(1,334)
Cash and cash equivalents, beginning of period	1,232	2,210
Cash and cash equivalents, end of period	$1,935	$876

See notes to unaudited consolidated condensed financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2014

(in thousands, except per share amounts)

1.	THE COMPANY

Mecklermedia Corporation (f/k/a Mediabistro Inc.) (“Mecklermedia” or the “Company”) is a leading producer of global trade shows and online publications covering 3D printing, Bitcoin, cryptocurrency and social media. Through September 30, 2014, Mecklermedia has produced fifteen conferences worldwide in 2014, including Inside 3D printing, Inside Bitcoins, and AllFacebook Marketing Conference. The Mecklermedia news site and newsletters provide up to date coverage on emerging industries to help drive business forward.

As discussed in note 4, on August 15, 2014 the Company completed its previously announced sale of the Mediabistro assets to PGM-MB Holdings, LLC (“PGM-MB”), a subsidiary of Prometheus Global Media. The Company sold assets related to its former business of providing online publishing of editorial content, e-commerce offerings, and online job-board (including online career-oriented services such as freelancer marketplaces), online education and certificate programs for social media, traditional media and creative professionals, and bundled subscription services for the foregoing. The assets the Company sold also related to the marketplace for designing and purchasing logos through Stocklogos.com

The Company will continue operations offering trade shows which include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, and AllFacebook Marketing Conference. The Company also provides original and in-depth daily coverage of the latest developments in 3D printing and additive manufacturing and updates on the bitcoin payment industry.

Liquidity. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses until revenues from all sources reach a level sufficient to support its on-going operations, if ever. With the proceeds from the sale of the assets to PGM-MB, the Company’s management believes that its cash and financing resources at September 30, 2014, will be sufficient to meet current obligations and fund its operating activities through December 31, 2015.

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

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 30, 2014, the Company adopted ASU 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Mecklermedia in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated condensed statements of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and notes thereto included in Mecklermedia’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such consolidated condensed financial statements.

The consolidated condensed financial statements include the accounts of Mecklermedia and its wholly-owned subsidiaries: Mecklermedia.com Subsidiary Inc. (f/k/a Mediabistro.com Subsidiary Inc.), a Delaware corporation, and Inside Network, Inc., a California corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations. All numbers are in thousands, except per share numbers.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” which amends current guidance for stock compensation tied to performance targets. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 will be effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” to Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property Plant and Equipment”. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014; early adoption is permitted. In 2014, the Company elected early adoption of ASU 2014-08. As a result of the adoption of ASU 2014-08, results of operations for assets that are classified as held for sale or disposed of in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated condensed statements of operations, to the extent such disposals did not meet the criteria for classification of a discontinued operation as described above. Additionally, any gain or loss on sale of assets that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated condensed statement of operations. See note 4 for further details of the disposition of assets.

4.	DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS

On August 15, 2014, the Company completed the sale of its Mediabistro assets to PGM-MB for $8,000. $1,500 is held in escrow and will be disbursed over the 12-month period ending on August 15, 2015, pending any claims against the escrow. As a result of this sale, Mecklermedia is accounting for its operations as a discontinued operation since this caused a strategic shift in the the business from an online publishing, online job board and online education business to a trade show business with in-depth coverage and updates of the 3D printing and bitcoin payment industry. The carrying value of the net assets of the business at the time of the sale was $1.9 million and resulted in a gain of $5.7 million.

The information below presents results of operations of the Mediabistro business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$907	$2,017	$5,208	$6,206
Net income (loss) of discontinued operations before income taxes	$(77)	$513	$1,220	$1,502

Assets and liabilities of the discontinued operations of the Mediabistro business are as follows:

December 31, 2013
Accounts receivable	$381
Prepaids and other current assets	40
Property and equipment, net	107
Intangible assets, net	1,095
Goodwill	1,927
Total assets	$3,550

Accounts payable	$99
Accrued payroll and related expenses	280
Accrued expenses and other current liabilities	107
Deferred revenues	818
Deferred tax liability	413
Total liabilities	$1,717

As a result of the sale of the Appdata assets on May 30, 2014, Mecklermedia is accounting for its operations as a discontinued operation. The carrying value of the net assets of the business at the time of the sale was $4.3 million and resulted in a loss of $4.1 million.

The information below presents results of operations of the Appdata business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$–	$329	$372	$1,214
Net income (loss) of discontinued operations before income taxes	$(5)	$(83)	$(170)	$(204)

Assets and liabilities of the discontinued operations of the Appdata business are as follows:

December 31, 2013
Property and equipment, net	$14
Intangible assets, net	782
Goodwill	3,717
Other assets	5
Total assets	$4,518

Accounts payable	$2
Accrued payroll and related expenses	45
Accrued expenses and other current liabilities	6
Deferred revenues	123
Total liabilities	$176

Prior year financial results have been presented to reflect these disposals as a discontinued operation.

5.	ACCOUNTING FOR EMPLOYEE STOCK-BASED COMPENSATION

Total employee stock-based compensation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options for employees in continuing operations	$218	$43	$286	$172
Restricted stock and stock options for employees in discontinued operations	142	76	182	106
Total employee stock-based compensation	$360	$119	$468	$278

Total employee stock-based compensation increased additional paid-in capital by $468 and $278 for the nine months ended September 30, 2014 and 2013, respectively. As a result of the sale of the Mediabistro assets on August 15, 2014, all unvested options on that date became immediately vested and all unrecognized stock-based compensation was immediately expensed. During the three months ended September 31, 2014, $307 of the stock-based compensation was related to the sale to PGM-MB. Therefore, as of September 30, 2014, there was zero unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Company’s stock incentive plan.

The Company estimates the fair value of each stock option grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	0.78%	0.46%
Expected life (in years)	3.4	3.4
Dividend yield	0%	0%
Expected volatility	137%	125%

The expected stock price volatility is based on the historical volatility of Mecklermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has calculated the expected term for stock options issued using historical data.

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $2.00 and $1.23, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2014 (in thousands, except for weighted average exercise price):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	793	$5.59
Granted	112	$2.10
Exercised	–	$1.82
Forfeited, expired or cancelled	(138)	$3.02
Outstanding at September 30, 2014	767	$4.85	4.66	$2
Vested and expected to vest at September 30, 2014	767	$4.85	4.66	$2
Exercisable at September 30, 2014	742	$4.98	4.66	$–

6.	COMPUTATION OF LOSS PER SHARE

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

Computations of basic and diluted income (loss) per share for the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$3,796	$(426)	$(2,073)	$(1,756)

Basic weighted average number of common shares outstanding	6,058	6,022	6,058	6,023
Effect of dilutive stock options	–	–	–	–
Total basic weighted average number of common shares and dilutive stock options	6,058	6,022	6,058	6,023

Basic and diluted net income (loss)	$0.63	$(0.07)	$(0.34)	$(0.29)

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2014	2013
Number of anti-dilutive stock options	767	765
Weighted average exercise price	$4.85	$5.81

7.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following tables set forth the intangible assets that are subject to amortization, including the related accumulated amortization:

	September 30, 2014
	Cost	Accumulated Amortization	Net Carrying Value
Copyrights and trademark	$16	$(1)	$15
Website and product development costs	12	(6)	6
Total	$28	$(7)	$21

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value
Website and product development costs	$7	$(5)	$2
Copyrights and trademarks	27	(26)	1
Customer relations	180	(180)	–
Total	$214	$(211)	$3

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website and product development costs, customer relationships and copyrights and trademarks over three years.

Amortization expense related to intangible assets subject to amortization was $0 and $2 for the three and nine months ended September 30, 2014, respectively, and $17 and $54 for the three and nine months ended September 30, 2013, respectively. Estimated annual amortization expense for the next four years, including the fourth quarter of 2014, is expected to be as follows:

Years Ending December 31:
2014	$2
2015	7
2016	7
2017	5
$21

Unamortized Intangible Assets

The following tables set forth the intangible assets that are not subject to amortization (in thousands):

	September 30, 2014	December 31, 2013
Domain names	$5	$66

Goodwill

During the nine months ended September 30, 2014, concurrently with the sale of the Mediabistro assets, the Company identified indicators that the goodwill associated with the purchase of Mediabistro in 2008 was impaired. As a result, the Company recorded a non-cash charge of $1,927 related to the write-down of the goodwill. In addition, in the nine months ended September 30, 2014, the Company identified indicators that the Inside Network goodwill was impaired in connection with the sale of Inside Network’s Appdata and Pagedata. As a result, the Company recorded a non-cash impairment charge of $3,717 related to the write-down of goodwill. This impairment charge is not tax deductible because the acquisitions that gave rise to most of the carrying value of the Company’s goodwill were structured as stock transactions. Both of these sales are accounted for as discontinued operations and therefore the goodwill is included in assets of discontinued operations on the consolidated condensed balance sheet as of December 31, 2013 and the impairment is included in the gain or loss on the sale of the discontinued operations for each period presented on the consolidated condensed statements of operations.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred rent	$562	$578
Accrued professional fees	68	63
Customer overpayments	64	64
Accrued property and capital taxes	40	45
Other	152	229
Total	$886	$979

9.	DEBT

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

On July 27, 2012, the Company entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective September 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on September 18, 2012. All other terms of the promissory notes remain unchanged.

On November 1, 2013, the Company and its wholly-owned subsidiaries, MM Subsidiary and Inside Network entered into an Amended and Restated Promissory Note (the “Restated Note”) with Mr. Meckler. The Restated Note combines, amends, restates and replaces, but does not extinguish, the obligations of the 2009 Note and the 2011 Note.

The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note, along with applicable closing costs, in the amount of $7,800 and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.5% per annum. Beginning September 1, 2018 (“Change Date”), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2.0% from the rate of interest paid by the Company for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.5% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

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

In the event of change of control, Mr. Meckler may elect to make the remaining principal balance and all accrued and unpaid interest due and payable concurrently with the closing of the change of control event. A change of control includes a sale of the Company or either subsidiary to a third party or any merger, consolidation, restructuring or reorganization of the Company that results in the common stock holders immediately prior to the transaction possessing less than 50% of the voting power of the surviving entity. Upon the occurrence of an event of default, Mr. Meckler may, among other things, declare the entire outstanding balance under the 2nd Restated Note to be immediately due and payable, and/or exercise any other rights. Mr. Meckler waived his right to require the Company to repay the 2nd Restated Note in respect of the sale of the Mediabistro assets.

Mr. Meckler funded a portion of the Restated Note with a portion of the proceeds of his personal loan from BOFI Federal Bank (“BOFI”) with the intent that the principal and interest payments under the Restated Note will be utilized by Mr. Meckler to make payments under his note with BOFI. The Company must repay the 2nd Restated Note if Mr. Meckler is required to repay the BOFI note whether due to an event of default by Mr. Meckler under the BOFI note or otherwise. In October 2014, Mr. Meckler repaid the BOFI note in full and waived his right to require the Company to repay the 2nd Restated Note.

To induce Mr. Meckler to enter into the 2nd Restated Note, pursuant to a Second Reaffirmation of Collateral Documents (the “Reaffirmation”), the Company reaffirmed its obligations under the collateral documents related to the Restated Note. To further induce Mr. Meckler to enter into the 2nd Restated Note, the Company issued to Mr. Meckler on November 14, 2013 a warrant for 301,124 shares of the Company’s common stock. The warrant is exercisable at any time on or after November 14, 2013 until the close of business on November 13, 2018 at an exercise price per share of $2.00, which was 110% of the closing price of the Company’s common stock on November 14, 2013. The exercise price and number of the shares of the common stock issuable upon the exercise of the warrant is subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction. The warrant terminated upon the sale of the Mediabistro assets.

The Company recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455. The discount is being amortized over the life of the 2nd Restated Note, and the carrying amount of the discount was $260 as of September 30, 2014.

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

Following the sale of the Mediabistro assets, Mecklermedia Corporation repaid $4,000 of the debt to Mr. Meckler.

Interest expense on the Restated Notes were $108 and $354 during the three and nine months ended September 30, 2014, respectively. Interest expense on the 2009 Meckler Loan and the 2011 Meckler Loan was $77 and $185 during the three months and nine months ended September 30, 2013, respectively.

10.	INCOME TAXES

The Company recorded a provision for income taxes of $0 and $20 during the three and nine months ended September 30, 2014, respectively, and a provision for income taxes of $5 and $23 during the three and nine months ended September 30, 2013, respectively.

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

The Company has evaluated events and transactions subsequent to September 30, 2014 and through the date these consolidated condensed financial statements were included in this Form 10-Q and filed with the SEC.

On November 14, 2014, the Company and Alan M. Meckler, the Company’s chief executive officer, chairman of the board of directors, and largest stockholder, entered into a loan forgiveness and release agreement. Pursuant to the agreement, Mr. Meckler forgave in full his loan to the Company under the Second Amended and Restated Promissory Note, dated as of November 15, 2013 (as amended, restated, modified and supplemented), the balance of which was $5,695. Mr. Meckler also released all security interests in the Company’s assets and properties that the Company previously granted to Mr. Meckler to secure the loan. In addition, Mr. Meckler released the Company, and the Company released Mr. Meckler, from all claims arising out of the loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which Mecklermedia competes; the unpredictability of Mecklermedia’s future revenues, expenses, cash flows and stock price; Mecklermedia’s potential need for additional capital; Mecklermedia’s dependence on a limited number of event sponsors and exhibitors; Mecklermedia’s ability to maintain its listing on the OTCQX Stock Market; and Mecklermedia’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to Mecklermedia’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Recent Developments

On August 15, 2014, we completed the sale of our assets related to the Mediabistro business to PGM-MB Holdings, LLC (“PGM-MB”). The Mediabistro business provided online publishing of editorial content, e-commerce offerings, an online job board, online education and certificate programs for social media, traditional media and creative professionals and bundled subscription services of the foregoing. For more detail and a copy of the asset purchase agreement, see the Company’s Current Report on Form 8-K dated July 2, 2014.

In conjunction with the sale of the Mediabistro assets, we changed our name to Mecklermedia Corporation from Mediabistro Inc. effective August 8, 2014.

The following disclosures describe our business as of September 30, 2014 and reflects the sale as a discontinued operation.

Overview

Mecklermedia Corporation (f/k/a Mediabistro Inc.) is a leading producer of global trade shows and online publications covering 3D printing, Bitcoin, cryptocurrency and social media. Through September 30, 2014, we have produced 15 conferences worldwide in 2014, including Inside 3D printing, Inside Bitcoins, and AllFacebook Marketing Conference. The Mecklermedia news site and newsletters provide up to date coverage on emerging industries to help drive business forward.

The Company will continue operations offering trade shows which include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, and AllFacebook Marketing Conference. The Company also provides original and in-depth daily coverage of the latest developments in 3D printing and additive manufacturing and updates on the bitcoin payment industry.

We generate our revenues from:

·	attendee registration fees to our trade shows;
·	exhibition space fees and vendor sponsorships to our trade shows; and
·	attendee registration fees for our online and in-person education courses and conferences.

There may be fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

The principal costs of our business relate to: payroll and benefits costs for our personnel; facilities and equipment; and venue, speaker and advertising expenses for our trade shows.

Results of Operations

Revenues

Revenues were $436,000 for the three months ended September 30, 2014 and $637,000 for the three months ended September 30, 2013, representing a decrease of 32%. This change was primarily due to a decrease in the number of larger trade shows run in the third quarter of 2014 compared to the same time period in 2013. We ran six trade shows during the three months ended September 30, 2014 compared to three trade shows during the three months ended September 30, 2013. These shows in 2014 were smaller compared to the shows in 2013. Most notably, we ran our Inside 3D Printing Conference and Expo trade show in both Chicago and San Jose during the third quarter of 2013. The San Jose show, one of our larger trade shows, will be held in the fourth quarter of 2014.

Revenues were $2.6 million for the nine months ended September 30, 2014 and $2.0 million for the nine months ended September 30, 2013, representing an increase of 27%. This change was primarily due to an increase in the number of trade shows we ran in the year. We ran 15 trade shows during the nine months ended September 30, 2014 compared to 11 trade shows during the nine months ended September 30, 2013.

Cost of revenues

Cost of revenues primarily consists of payroll and benefits costs for editorial personnel, freelance costs, and trade show operations. Cost of revenues excludes depreciation and amortization. Cost of revenues was $1.0 million for the three months ended September 30, 2014 and $400,000 for the three months ended September 30, 2013, representing an increase of 164%.  This change was primarily due to an increase in event-related costs of $415,000 for the additional shows that were run in the quarter.

Cost of revenues was $3.1 million for the nine months ended September 30, 2014 and $1.6 million for the nine months ended September 30, 2013, representing an increase of 93%. This change was primarily due to an increase in trade show operating costs of $1.2 million and an increase in costs for hosting services and other technology consulting services of $210,000.

We intend to make investments through internal development and continue to expand our content offerings. We might need to increase our spending in order to create additional content related to new topics, trade shows or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses were $260,000 for the three months ended September 30, 2014 and $196,000 for the three months ended September 30, 2013, representing an increase of 33%. This increase was due primarily to agency commissions for sales at our shows in foreign countries.

Advertising, promotion and selling expenses were $918,000 for the nine months ended September 30, 2014 and $490,000 for the nine months ended September 30, 2013, representing an increase of 87%. This increase was due primarily to an increase in promotion and marketing for our events. We ran four more trade shows in the first nine months of 2014 compared to the first nine months of 2013.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses were $513,000 for the three months ended September 30, 2014 and $930,000 for the three months ended September 30, 2013, representing a decrease of 46%. This change was due to a decrease in professional fees of $250,000 and employee-related costs of $136,000.

General and administrative expenses were $2.5 million for the nine months ended September 30, 2014 and $2.8 million for the nine months ended September 30, 2013, representing a decrease of 11%. This change was due to a decrease in our employee-related costs of $375,000 and rent of $37,000 related to our New York City office as we continue to sublet desk space.

Depreciation and amortization

Depreciation expense was $17,000 for the three months ended September 30, 2014 and $8,000 for the three months ended September 30, 2013. The increase was primarily related to the leasehold improvements that were completed in fourth quarter of 2013 and began depreciating at the end of 2013. Depreciation expense was $57,000 for the nine months ended September 30, 2014 and $73,000 for the nine months ended September 30, 2013, representing a decrease of 22% due to certain assets becoming fully depreciated.

Amortization expense was $0 for the three months ended September 30, 2014 and $17,000 for the three months ended September 30, 2013. Amortization expense was $2,000 for the nine months ended September 30, 2014 and $54,000 for the nine months ended September 30, 2013. These decreases were due primarily to certain intangible assets becoming fully amortized.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other income (loss), net

Other loss of $43,000 and $148,000 during the three and nine months ended September 30, 2014, respectively, relates primarily to our digital currency transaction losses. Other income of $47,000 and $57,000 during the three and nine months ended September 30, 2013, respectively, relates primarily to the gain on the sale of a stock investment.

Interest income and interest expense

The following table sets forth, for the periods indicated, a comparison of our interest income and interest expense (dollars in thousands):

	Three Months Ended September 30,		2014 vs. 2013			Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	$	%		2014	2013	$	%
Interest income	$–	$1	$–	–%		$–	$3	$–	–%
Interest expense	$(403)	$(84)	$(319)	(380%	)	$(662)	$(211)	$(451)	(214%	)

Interest expense during the three and nine months ended September 30, 2014 and 2013 relates primarily to costs associated with our loans from a related party. The increase in interest expense during the three and nine months ended September 30, 2014 was due to the acceleration of the amortization of the debt issuance costs and debt discount due the debt payment made in the third quarter of 2014. See “Related Party Transactions” for a description of the loans and Restated Note.

Provision for income taxes

We recorded a provision for income taxes of $0 and $20,000 during the three and nine months ended September 30, 2014, respectively, and a provision for income taxes of $5,000 and $23,000 during the three and nine months ended September 30, 2013, respectively.

Deferred tax assets of approximately $45,000 related to capital loss carryforwards will expire at the end of 2014 and will most likely go unutilized. There is deferred tax asset of approximately $29,000 for federal and state net operating loss carryforwards. The federal net operating loss carryforwards begin to expire in the year 2024, state net operating loss carryforwards generally start to expire in the year 2017. While we have no other limitations on the use of our net operating loss carryforwards, we are potentially subject to limitations if a change in control occurs pursuant to applicable statutory regulations.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Nine Months Ended September 30,		2014 vs. 2013
	2014	2013	$	%
Operating cash flows	$(2,332)	$(1,126)	$(1,206)	(107)%
Investing cash flows	$6,134	$(210)	$6,344	302%
Financing cash flows	$(3,099)	$2	$(3,101)	(1,550)%

	As of		2014 vs. 2013
	September 30, 2014	December 31, 2013	$	%
Cash and cash equivalents	$1,935	$1,232	$703	57%
Working capital	$2,220	$(610)	$2,830	464%
Loan from related party	$5,435	$8,341	$(2,906)	(35%	)

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Mediabistro assets and AppData assets, as well as credit agreements, loans from related parties and cash flows from operating activities.

Operating activities. Cash used in operating activities increased during the nine months ended September 30, 2014 compared to the same period of 2013 due primarily to increased losses from operations.

Investing activities. The amounts of cash provided by or used in investing activities vary in correlation to the number and cost of the acquisitions we complete or sales of assets. Net cash provided by investing activities during the nine months ended September 30, 2014 related primarily to the net proceeds from the sale of our Mediabistro assets. Net cash used by investing activities during the nine months ended September 30, 2013 related primarily to the purchase of certain intangible assets and website and product development costs.

Financing activities. Cash used in financing activities during the nine months ended September 30, 2014 related to repayments to related party. See “Related Party Transactions” below. Cash provided by financing activities during the nine months ended September 30, 2013 related to proceeds from stock option exercises.

We have incurred losses and negative cash flows from operations in recent quarters and expect to continue to incur operating losses until revenues from all sources reach a level sufficient to support our on-going operations, if ever. Our liquidity will largely be determined by our ability to raise capital from debt, equity, or other forms of financing, by the success of our product offerings, by developing additional product offerings, and/or by reducing expenses associated with operations.

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

As of July 1, 2014, we entered into a 5th Restated Note Agreement with Mr. Meckler that provided additional capital of $300,000. In August 2014, we repaid $4.0 million of our loan with Mr. Meckler with proceeds from the sale of the Mediabistro assets.

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

Recent Accounting Pronouncements

We elected to early adopt certain new accounting pronouncements. See note 2 to the consolidated condensed financial statements included in Item 1 of this Form 10-Q.

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

In the 2011 Note, Mr. Meckler loaned us $1.8 million (the “2011 Meckler Loan”). The interest rate of the 2011 Note at the time of the loan was 3.10% per annum Interest on the outstanding principal amount is due and payable monthly until August 2014. Thereafter, principal and interest is due and payable in equal monthly installments, with the outstanding principal amount, together with all accrued interest thereon, due and payable on August 18, 2016. The 2011 Note may be prepaid at any time without penalty or premium.

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

On July 27, 2012, we entered into a 3rd Note Modification Agreement with Mr. Meckler that reduces the interest rate (i) of the 2009 Note to 2.975% from 3.40% effective September 1, 2012, and (ii) of the 2011 Note to 2.40% from 3.10% effective on September 18, 2012.  All other terms of the promissory notes remain unchanged.

On November 1, 2013, we along with our wholly-owned subsidiaries, MM Subsidiary and Inside Network entered into an Amended and Restated Promissory Note (the “Restated Note”) with Mr. Meckler. The Restated Note combines, amends, restates and replaces, but does not extinguish, the obligations of the 2009 Note and the 2011 Note.

The Restated Note combines the outstanding principal amounts of the 2009 Note and the 2011 Note along with applicable closing costs to $7.8 million and extends the maturity date to September 1, 2043. Initially, interest accrues from August 27, 2013, at a rate of 5.5% per annum. Beginning September 1, 2018 (“Change Date”), the interest rate will convert to an adjustable rate based on a specified amount above LIBOR, initially not to exceed 7.5% per annum or be less than 5.5% per annum. Thereafter, the adjustable rate will never be increased or decreased on any single Change Date by more than 2.0% from the rate of interest that we paid for the preceding twelve months, and will never be less than 5.50% per annum or greater than 11.5% per annum. Interest only is payable in arrears beginning November 1, 2013 and each month thereafter until September 1, 2023. Beginning October 1, 2023 and continuing each month thereafter, the monthly payment will be in an amount sufficient to repay the principal and interest at the rate determined under the Restated Note in substantially equal installments by the maturity date.

On November 15, 2013, we along with our wholly-owned subsidiaries, MM Subsidiary and Inside Network entered into a Second Amended and Restated Promissory Note (the “2nd Restated Note”) with Mr. Meckler. The 2nd Restated Note increases the principal amount of the Restated Note to $8.8 million, a $1.0 and million increase. The terms of the 2nd Restated Note are otherwise substantially the same as the terms of the Restated Note.

In the event of change of control, Mr. Meckler may elect to make the remaining principal balance and all accrued and unpaid interest due and payable concurrently with the closing of the change of control event. A change of control includes a sale of our Company or either subsidiary to a third party or any merger, consolidation, restructuring or reorganization of our Company that results in the common stock holders immediately prior to the transaction possessing less than 50% of the voting power of the surviving entity. Upon the occurrence of an event of default, Mr. Meckler may, among other things, declare the entire outstanding balance under the 2nd Restated Note to be immediately due and payable, and/or exercise any other rights. Mr. Meckler waived his right to require the repayment of the 2nd Restated Note in respect of the sale of the Mediabistro assets.

Mr. Meckler funded a portion of the Restated Note with a portion of the proceeds of his personal loan from BOFI Federal Bank (“BOFI”) with the intent that the principal and interest payments under the Restated Note will be utilized by Mr. Meckler to make payments under his note with BOFI. We must repay the 2nd Restated Note if Mr. Meckler is required to repay the BOFI note whether due to an event of default by Mr. Meckler under the BOFI note or otherwise. In October, 2014, Mr. Meckler repaid the BOFI note in full and waived his right to request repayment of the 2nd Restated Note.

To induce Mr. Meckler to enter into the 2nd Restated Note, pursuant to a Second Reaffirmation of Collateral Documents (the “Reaffirmation”), we reaffirmed our obligations under the collateral documents related to the Restated Note. To further induce Mr. Meckler to enter into the 2nd Restated Note, we issued to Mr. Meckler on November 14, 2013 a warrant for 301,124 shares of the Company’s common stock. The warrant is exercisable at any time on or after November 14, 2013 until the close of business on November 13, 2018 at an exercise price per share of $2.00, which was 110% of the closing price of the Company’s common stock on November 14, 2013. The exercise price and number of the shares of our common stock issuable upon the exercise of the warrant is subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction. The warrant terminated upon the sale of the Mediabistro assets.

We recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455,000. The discount is being amortized over the life of the 2nd Restated Note, and the carrying amount of the discount was $260,000 as of September 30, 2014.

Effective April 25, 2014, we entered into a 3rd Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9.1 million, a $300,000 increase. All other terms of the promissory notes remain unchanged.

Effective May 19, 2014, we entered into a 4th Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9.4 million, a $300,000 increase. All other terms of the promissory notes remain unchanged.

Effective July 1, 2014, we entered into a 5th Restated Note Agreement with Mr. Meckler that increases the principal amount of the Restated Note to $9.7 million, a $300,000 increase. Additionally, Mr. Meckler agrees to loan us up to an additional aggregate principal amount of $100,000 in one or more advances. All other terms of the promissory notes remain unchanged.

Following the sale of the Mediabistro assets, we repaid $4.0 million of the debt to Mr. Meckler.

Interest expense on the Restated Notes were $108,000 and $354,000 during the three and nine months ended September 30, 2014, respectively. Interest expense on the 2009 Meckler Loan and the 2011 Meckler Loan was $77,000 and $185,000 during the three months and nine months ended September 30, 2013, respectively.

Subsequent to September 30, 2014, we and Mr. Meckler entered into a loan forgiveness and release agreement dated November 14, 2014. Please see Part II, Item 5 for more information.

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

Disclosure Controls and Procedures. The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) under the supervision and with the participation of its management including the Company’s  Chief Executive Officer (“CEO”) who serves as the Company’s principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On November 14, 2014, the Company and Alan M. Meckler, the Company’s chief executive officer, chairman of the board of directors, and largest stockholder, entered into a loan forgiveness and release agreement. Pursuant to the agreement, Mr. Meckler forgave in full his loan to the Company under the Second Amended and Restated Promissory Note, dated as of November 15, 2013 (as amended, restated, modified and supplemented), the balance of which was $5,694,604. Mr. Meckler also released all security interests in the Company’s assets and properties that the Company previously granted to Mr. Meckler to secure the loan. In addition, Mr. Meckler released the Company, and the Company released Mr. Meckler, from all claims arising out of the loan.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description

3.1	Registrant’s Amended and restated Certificate of Incorporation, as amended

10.71	Loan Forgiveness and Release Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculations Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mecklermedia Inc.

Dated: November 14, 2014	/s/ Alan M. Meckler
Alan M. Meckler
Chairman of the Board, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

