Form 10-K
period 2014-12-31
Mecklermedia Corp
filed 2015-03-31
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number: 000-26393

Mecklermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Washington Street, Suite 912 Norwalk, Connecticut	06854
(Address of principal executive offices)	(Zip Code)

(203) 662-2800

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	OTCQX®

Securities registered under Section 12(g) of the Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014, based upon the last sale price of such common stock on that date as reported by the OTCQX® was $3,090,984.

The number of shares of the outstanding registrant’s Common Stock as of March 24, 2015 was 6,057,662.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after the end of the fiscal year to which this Form 10-K relates.

Mediabistro Inc.

Annual Report on Form 10-K

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-K that are not historical facts are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The potential risks and uncertainties address a variety of subjects including, for example: the competitive environment in which Mecklermedia competes; the unpredictability of Mecklermedia’s future revenues, expenses, cash flows and stock price; Mecklermedia’s ability to integrate acquired businesses, products and personnel into its existing businesses; and Mecklermedia’s ability to protect its intellectual property. For a more detailed discussion of such risks and uncertainties, refer to Item 1A.  The forward-looking statements included herein are made as of the date of this Form 10-K, and Mecklermedia assumes no obligation to update the forward-looking statements after the date hereof.

PART I

ITEM 1.	BUSINESS

Overview

Mecklermedia Corporation (f/k/a Mediabistro Inc.) (“Mecklermedia” or the “Company”) is a leading producer of global trade shows and online publications covering 3D printing, Bitcoin/Blockchain and service Robots. Through December 31, 2014, Mecklermedia has produced twenty-three conferences worldwide in 2014, including Inside 3D Printing Conference and Expo, Inside Bitcoins, and AllFacebook Marketing Conference. The Mecklermedia news site and newsletters provide up to date coverage on emerging industries to help drive business forward.

As discussed in note 3 to our consolidated financial statements, on August 15, 2014 the Company completed its previously announced sale of the Mediabistro assets to PGM-MB Holdings, LLC (“PGM-MB”), a subsidiary of Prometheus Global Media. The Company sold assets related to its former business of providing online publishing of editorial content, e-commerce offerings, and online job-board (including online career-oriented services such as freelancer marketplaces), online education and certificate programs for social media, traditional media and creative professionals, and bundled subscription services for the foregoing. The assets the Company sold also related to the marketplace for designing and purchasing logos through Stocklogos.com

After the sale, the Company offers trade shows which include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, and RoboUniverse Conference and Expo. The Company also provides original and in-depth daily coverage of the latest developments in 3D printing and additive manufacturing and updates on the bitcoin payment industry.

Liquidity. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses for the remainder of 2015. In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next 12 months to meet its planned level of expenditures: (a) raise additional capital; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business.

Additionally, we expect to receive in August 2015 $1.0 million, which is a portion of the purchase price from the sale of our Mediabistro assets that is being held in escrow to secure our indemnification obligations. Prometheus Global Media could make an indemnification claim against these funds, which might not be timely released from escrow, if at all. In the first quarter of 2015, we entered into a Secured Promissory Note and a Security Agreement with Drew Lane Holdings, LLC for $500,000. Please see note 15 to our consolidated financial statements.

We believe we will not have sufficient cash to conduct our operations through 2015, if we do not receive additional revenues in 2015 or the $1.0 million being held in escrow.

Our Strategy

Our objective is to strengthen our position as a leading producer of global trade shows, conferences and digital publications covering 3D printing, robotics and Bitcoin/Blockchain. We intend to achieve this objective by continuing to execute on the following strategies:

Create and Monetize New Offerings and Services. We expect to strengthen our existing offerings of products and services by continuing to improve our original content and trade shows. We expect to continue to develop additional revenue sources by identifying emerging services, technologies and topics of interest and by creating trade shows for those topics through internal development and strategic acquisitions.  We believe that our creative and entrepreneurial culture enables us to identify technology and business shifts before these changes are apparent to most of our users and competitors.

Leverage Our Interrelated and Complementary Business Offerings. We will continue to cross-leverage and cross-promote our various products and service offerings among the users of our online publications and attendees of our trade shows.

Corporate Information

internet.com LLC was formed on April 5, 1999 in the State of Delaware. internet.com LLC was merged with and into internet.com Corporation upon consummation of our initial public offering in June 1999.

On May 24, 2001, internet.com Corporation changed its name from internet.com Corporation to INT Media Group, Incorporated. On August 12, 2002, INT Media Group, Incorporated changed its name to Jupitermedia Corporation. On February 23, 2009, Jupitermedia Corporation changed its name to WebMediaBrands Inc. and on June 13, 2013, WebMediaBrands Inc. changed its name to Mediabistro Inc. On August 8, 2014, Mediabistro Inc. changed its name to Mecklermedia Corporation.

Our principal executive offices are located at 475 Park Avenue South, Fourth Floor, New York, New York 10016 and our telephone number is (212) 389-2000.

Our Website address is www.mecklermedia.com. We make available free of charge, through a link on our Website to the Securities and Exchange Commission’s (“SEC”), Internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.  We also post our press releases and other information about our Company on our Website. Information contained in, or accessible through, our Website does not constitute a part of, and is not incorporated into, this Annual Report. Our consolidated subsidiaries include the following: Mecklermedia.com Subsidiary Inc., a Delaware corporation; Inside Network, Inc., a California corporation; and Mecklermedia Asia-Pacific, a logistical office in Hong Kong.

Marketing and Sales

Our marketing efforts are directed largely at acquiring attendees, exhibitors and sponsors for our trade shows. We also promote our 3D Printing News and Bitcoin news in order to drive traffic to our related trade shows. We sell most of our products and services online and through a direct sales force. Our sales force operates from our New York, New York and Norwalk, Connecticut offices.

Seasonality and Cyclicality

There might be fluctuations in our revenues from period to period as trade shows held in one period in the current year may be held in a different period in future years. Expenditures by our customers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Customers

Our customer base is a diverse group of individuals as attendees to our trade shows and companies as exhibitors and sponsors of our trade shows. No customer accounted for more than 10% of our consolidated revenues during any of the periods presented.

Backlog

Our backlog as of December 31, 2014 and 2013 was $353,000 and $195,000, respectively. Our backlog represents attendee registrations, exhibit space and vendor sponsorships for our trade shows. We expect we will recognize substantially all of our backlog as of December 31, 2014 as revenue in 2015.

Competition

The market for trade shows is intensely competitive and rapidly changing. The number of online services competing for users’ attention and spending continues to proliferate and intensify. Competitive factors include the quantity and quality of the users of our networks, editorial quality, customer service, relevance and timeliness of our trade show offerings. Our trade shows compete for exhibitors, sponsors and attendees with other media and marketing related events, including social media and emerging technology-related events.

Intellectual Property

We seek protection of our proprietary content, logos, brands and domain names relating to our business, and attempt to protect them by relying on trademark, copyright, trade secret and other laws and restrictions.

Trademarks: We pursue the registration of certain of our trademarks and service marks in the United States and internationally. We have encountered obstacles to registration of some marks.

Our trademark portfolio supports our claim to the exclusive right to use the registered marks for the goods and services listed in the applicable jurisdictions. This helps us in marketing our goods and services, building goodwill among customers and preventing infringement of our marks by third parties, which might dilute the value of these marks. The primary marks used in our business are Inside 3D Printing and Inside Bitcoin, among others.

Copyrights: We own or have applied for copyright registrations in the United States pertaining to our business. We may not register all items for protection and we may not be successful in obtaining registrations.

For risks related to our intellectual property, see Item 1A. Risk Factors.

Employees

As of December 31, 2014, our business employed 16 full-time and two part-time employees.

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

As of December 31, 2014, we had an accumulated deficit of $294.0 million. Any failure to achieve profitability could deplete our current capital resources and reduce our ability to raise additional capital in the future. Our advertising, promotion and selling and general and administrative expenses are based on expectations of future revenues and are relatively fixed in the short term. These expenses totaled $4.1 million for the year ended December 31, 2014 and $4.3 million for the year ended December 31, 2013. If our revenues are lower than expected, we might not be able to quickly reduce spending. Any shortfall in revenues would have a direct impact on operating results for a particular quarter and such fluctuations could affect the market price of our common stock.

We might not be able to raise additional funds when needed for our business.

We have incurred losses and negative cash flows from operations in recent quarters and expect to continue to incur operating losses in 2015. Our liquidity will largely be determined by our ability to raise capital from debt, equity, or other forms of financing, by the success of our product offerings, by developing additional product offerings, and by expenses associated with operations.

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

As part of the sale of our Mediabistro assets to Prometheus Global Media, a portion of the purchase price was deposited into an escrow account to secure our indemnification obligations. If Prometheus Global Media successfully makes a claim against the remaining $1.0 million or those funds are otherwise not released from the escrow account in August 2015, our ability to conduct our operations could be materially and adversely affected.

Our liquidity over the next 12 months could be materially affected by, among other things: our ability to increase revenues; costs related to our product development efforts; or our ability to raise additional funds through debt, equity, or other financing alternatives.

Our revenues could decline if our trade show offerings fail to attract customers.

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

Promoting and strengthening our brands is critical to increase attendance at our trade shows. We believe that the importance of brand recognition will likely increase due to the increasing number of competitors entering our markets. In order to promote these brands, in response to competitive pressures or otherwise, we might have to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to effectively promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results would suffer, and, as a result, our stock price could fluctuate or decline.

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

Our quarterly revenues and operating results are difficult to predict and often fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Our results will also be impacted by the number and size of trade shows we hold in each quarter. In addition, trade shows held in one period in the current year might be held in a different period in future years. Our overall revenues could be materially reduced in any period by a decline in the economic prospects of exhibitors, sponsors or the economy in general, which could alter current or prospective customers’ spending priorities or budget cycles or extend our sales cycle for the period.

Additionally, we completed the sale of the assets related to our Mediabistro business, in August 2014, and we have made a number of acquisitions in recent years, including the acquisition of Inside Network, Inc. in May 2011, all of which make it difficult to analyze our results and to compare them from period to period. Any future acquisitions or dispositions will also make our results difficult to compare from period to period. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in recording a significant amount of goodwill and/or intangible assets on our financial statements. We had $57,000 of net intangible assets as of December 31, 2014. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We might not realize the full value of our intangible assets. For example, during the year ended December 31, 2014 and 2013, in conjunction with the Company’s annual impairment test, the Company identified indicators that its goodwill was impaired. These indicators included a decline in revenue and recurring operating losses. As a result, the Company recorded a non-cash impairment charge of $989,000 and $438,000 for the years ended December 31, 2014 and 2013, respectively, related to the write-down of goodwill. We evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If other intangible assets are deemed to be impaired, we would write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we might do if appropriate circumstances arise, we might record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, our stock price could fluctuate or decline.

Our business is vulnerable to natural disasters, telecommunication failures, terrorism and similar problems, and we are not fully insured for losses caused by all of these incidents.

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

System failures and other events may prohibit users from accessing our networks or Websites, which could reduce traffic on our networks or Websites and result in decreased capacity for trade show registrations and reduced revenues.

Our networks and Websites must accommodate a high volume of traffic and deliver frequently updated information. They have in the past experienced, and may in the future experience, slower response times or decreased traffic for a variety of reasons. Since we became a public company in 1999, there have been instances where our online networks as a whole, or our Websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third-party Internet access providers, problems with third-party advertising servers, increased traffic to our servers, viruses and other security breaches. We also depend on information providers to provide information and data feeds on a timely basis. Some of the services in our networks or Websites could experience temporary interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers and online service providers for access to our online networks or Websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our Websites. Any of these problems could result in less traffic to our Websites or harm the perception of our networks or Websites as reliable sources of information. Less traffic on our Websites or periodic interruptions in service could have the effect of reduced registration to our trade shows and thereby reducing our revenues.

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

Internet usage could decline if any compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our Websites. We may be required to expend capital and other resources to protect our Websites against hackers. Our Websites could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our Websites to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our Websites is critical to obtaining registrations to our trade shows. Our inability to provide continuous access to our Websites could cause some of our clients to discontinue registering for our trade shows and/or prevent or deter our users from accessing our Websites.

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

Our trade shows compete with numerous providers of in-person trade shows. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors might be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

Since we began accepting bitcoin as a form of payment for our select trade shows, less than 3% of customer purchases have been made using the currency. At present we do not accept bitcoin payments directly, but use a third party vendor to accept and temporarily hold bitcoin payments on our behalf. We transfer our bitcoin from a third party vendor to an offline wallet and they are held in cold storage until they are sold. An insolvency of our third party vendor, however, may result in our holding bitcoin which could subject us to volatility and exchange risk.

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

Our success also depends on our ability to attract and retain qualified personnel. We depend primarily on our trade show personnel to organize trade shows and our direct sales force sell exhibit space and/or sponsorship opportunities. Our reliance on trade show and sales personnel is subject to numerous risks, including the risk that we might be unable to hire, retain, integrate and motivate these personnel, or expand these groups to increase revenue.

Similarly, our success also depends on our ability to attract and retain qualified technical, sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel would also result in increased costs for replacement hiring and training.  Our revenues could fail to grow or decline if we fail to maintain an effective trade show team and direct sales force and, as a result, our stock price could fluctuate or decline. If we fail to attract new personnel or retain and motivate our current personnel, we might not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services.

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

Our stock price could continue to be volatile, making an investment in our common stock less predictable and more risky, and could spur costly litigation against us.

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile. For example, the market price of our common stock has ranged from $0.36 per share to $505.75 per share since our initial public offering in June 1999 (adjusted to give effect to the one-for-seven reverse stock split implemented on August 16, 2012). In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and divert our management’s attention and resources.

The market for our common stock is limited and our stockholders might have difficulty reselling their shares when desired or at attractive market prices.

Our stock price and our listing may make it more difficult for our stockholders to resell shares when desired or at attractive prices. Our Company stock trades on the “over-the-counter” market and is listed on OTCQX tier of the OTC Markets bulletin board. Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many brokerage firms and institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

Because our stock ownership is heavily concentrated with Alan M. Meckler, our Chairman and CEO, Mr. Meckler will be able to influence matters requiring stockholder approval.

As of March 24, 2015, Alan M. Meckler beneficially owned 44% of our outstanding common stock. As a result of his beneficial ownership, Mr. Meckler, acting alone or with others, is able to influence matters requiring stockholder approval, including the election of directors and approval of significant transactions. This concentration of ownership might delay or prevent a change in control of our company that some investors might deem to be in the best interests of the stockholders.

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

We own registrations for the Internet domain names Mecklermedia.com, InsideNetwork.com, Inside3dprinting.com, InsideBitcoins.com and RoboUniverse.com, as well as numerous other domain names both in the United States and internationally. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not acquire or maintain our domain names, or comparable domain names, in all the countries in which we conduct business. Because our domain names are important assets that increase our value and contribute to our competitive advantage through name recognition, reputation, user and search engine traffic, a failure to acquire or maintain such domain names in certain countries could inhibit our growth. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to maintain domain names or prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to fluctuate or decline.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to advertise our products and services and thereby decrease our revenue.

We collect information from our customers that register for our trade shows or respond to surveys. With our customers’ permission, we may use this information to inform our customers of products and services that may be of interest to them. The U.S. federal and various state governments have recently adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. The European Union adopted a directive that limits our collection and use of information from Internet users in Europe. In addition, public concern about privacy and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry and to increased federal and state regulation. Since many of the proposed laws, regulations and practices are still being developed, we cannot yet determine the impact these issues may have on our business. Changes to laws or regulations, or industry practices, including privacy laws, could lead to additional costs and could impair our ability to collect customer information which helps us to provide more targeted advertising for our customers, thereby impairing our ability to maximize advertising revenue from our advertising clients.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table sets forth a list of our current office locations:

Locations	Square Feet	Termination Date	Use
Leased and Occupied
Norwalk, CT	6,600	May 2016	Administrative and sales
New York, NY	16,000	January 2019	Administration, marketing and event staffing
Hong Kong	100	March 2015	Event staffing and sales

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

Our common stock began trading publicly on the Nasdaq Stock Market on June 25, 1999, under the symbol “INTM”. In September 2002, effective with the change in the name of the company to Jupitermedia Corporation, our ticker symbol was changed to “JUPM”. In February 2009, effective with the change in the name of the company to WebMediaBrands Inc., our ticker symbol was changed from “JUPM” to “WEBM.” In June 2013, effective with the change in the name of the company to Mediabistro Inc., our ticker symbol was changed from “WEBM” to “MBIS.” In August 2014, effective with the name change of the company to Mecklermedia Corporation, our ticker symbol was changed from “MBIS” to “MECK”. On June 5, 2014, our common stock was delisted from the Nasdaq Stock Market and on June 6, 2014, our common stock was listed on the OTCQX. The following table sets forth for the periods indicated the high and low sale prices of our common stock.

	High	Low
Year ended December 31, 2013
First Quarter	$2.35	$1.46
Second Quarter	$2.85	$0.80
Third Quarter	$2.04	$1.36
Fourth Quarter	$5.43	$1.48

Year ended December 31, 2014
First Quarter	$3.44	$2.16
Second Quarter	$2.50	$0.52
Third Quarter	$1.09	$0.71
Fourth Quarter	$0.98	$0.36

As of March 24, 2015, there were 27 holders of record of our common stock, although we believe that the number of beneficial owners of our common stock is substantially higher.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,068,610	$2.58	288,430
Equity compensation plans not approved by security holders	–	–	–
Total	1,068,610	$2.58	288,430

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following disclosures describe our business as of December 31, 2014 and reflect the sale as a discontinued operation.

Overview

Mecklermedia Corporation (f/k/a Mediabistro Inc.) is a leading producer of global trade shows and online publications covering 3D printing, Bitcoin, cryptocurrency and social media. We produced twenty-three conferences worldwide in 2014, including Inside 3D Printing, Inside Bitcoins, and AllFacebook Marketing Conference. The Mecklermedia news site and newsletters provide up-to-date coverage on emerging industries to help drive business forward.

Our trade shows include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, and RoboUniverse Conference and Expo. In addition, we also provide original and in-depth daily coverage of the latest developments in 3D printing and additive manufacturing and updates on the bitcoin payment industry.

We generate our revenues from attendee registration fees to our trade shows and exhibition space fees and vendor sponsorships to our trade shows. There might be quarterly fluctuations in our revenues as trade shows held in one period in the current year might be held in a different period in future years.

The principal costs of our business relate to payroll and benefits costs for our personnel; facilities and equipment; and venue, speaker and advertising expenses for our trade shows.

Results of Operations

Revenues

Revenues from continuing operations were $3.6 million for the year ended December 31, 2014 and $2.8 million for the year ended December 31, 2013, representing an increase of 27%. This change was primarily due to a 99% increase in exhibitor and sponsorship revenue as we have refocused our efforts as a trade show business, and partially offset by a decrease in attendee revenue. We ran twenty-three trade shows during the year ended December 31, 2014 and twenty-one shows during the year ended December 31, 2013.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Year Ended December 31,		2014 vs. 2013
	2014	2013	$	%
Event attendees	$1,703	$1,765	$(62)	(4%	)
Event sponsors and exhibitors	1,691	852	839	98
Other	163	193	(30)	(16)
Total	$3,557	$2,810	$747	27%

Cost of revenues

Cost of revenues from continuing operations primarily consists of payroll and benefits costs for trade show staff and editorial personnel, trade show operations and technology consulting. Cost of revenues excludes depreciation and amortization. Cost of revenues was $4.4 million for the year ended December 31, 2014 and $2.3 million for the year ended December 31, 2013, representing an increase of 86%. This change was primarily due to an increase in our trade show related costs of $1.4 million and an increase in costs for hosting services and other technology consulting services of $327,000. The largest increases were for meeting room space as we continue to grow the exhibitor and sponsorship space.

We intend to make investments through internal development and continue to expand our trade show offerings. We might need to increase our spending in order to create additional content related to new topics and trade shows or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses from continuing operations were $1.2 million for the year ended December 31, 2014 and $747,000 for the year ended December 31, 2013, representing an increase of 59%. This increase was due primarily to an increase in promotion and marketing for our trade shows as we increased the number of Inside 3D Printing shows over the prior year by ten and the number of Inside Bitcoin shows by nine. Adding new shows in new domestic and international locations requires additional marketing and promotion costs.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses from continuing operations were $3.0 million for the year ended December 31, 2014 and $3.6 million for the year ended December 31, 2013, representing a decrease of 18%. This change was due to a decrease in our employee-related costs of $683,000.

Depreciation and amortization

Depreciation expense from continuing operations was $74,000 and $116,000 for the years ended December 31, 2014 and 2013, respectively, representing a decrease of 36%.  This change was due to certain assets becoming fully depreciated.

Amortization expense from continuing operations was $4,000 and $55,000 for the years ended December 31, 2014 and 2014, respectively, representing a decrease of 93%.  This change was due to certain intangible assets becoming fully amortized.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Impairment

During the year ended December 31, 2014, we identified indicators that our goodwill was impaired. As of January 1, 2014, we had goodwill of $989,000 related to trade show acquisitions. In 2014, we no longer continued to generate cash inflows from these specific trade shows and the shows were largely independent of those from our other trade shows. As a result we fully impaired this asset and recorded goodwill impairment of $989,000 for the year ended December 31, 2014. During the year ended December 31, 2013, in conjunction with our annual impairment test, we identified indicators that our goodwill was impaired. These indicators included a decline in revenue and recurring operating losses. As a result, for the year ended December 31, 2013, we recorded a non-cash impairment charge of $438,000, to reduce the carrying amount of goodwill to fair value.

Other income (loss), net

Other income of $175,000 for the year ended December 31, 2014 was primarily related to our sale of our interest in the AllFacebook Marketing Conferences for $350,000 partially offset by digital currency transactions losses. Other loss of $180,000 for the year ended December 31, 2013 was primarily related to losses on the sale of certain assets and investments partially offset by digital currency transaction gains.

Interest income and interest expense

The following table sets forth, for the periods indicated, a year-over-year comparison of our interest income and interest expense (dollars in thousands):

	Year Ended December 31,		2014 vs. 2013
	2014	2013	$	%
Interest income	$–	$3	$(3)	(100%	)
Interest expense	$(703)	$(325)	$(378)	(116%	)

Interest expense during the years ended December 31, 2014 and 2013 relates to costs associated with our loans from a related party. The increase in interest expense during the year ended December 31, 2014 was due to the acceleration of the amortization of the debt issuance costs and debt discount due to the debt payment made in the third quarter of 2014. See “Related Party Transactions” for a description of the loans and Restated Note.

Provision (benefit) for income taxes

We recorded an income tax benefit of $64,000 and $33,000 during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014 the income benefit consisted primarily of additional income tax expense for tax amortization on indefinite lived assets. During the year ended December 31, 2013, the income tax benefit was primarily due to the expiration of statutes of limitations.

Based on current projections, management believes that it is more likely than not that we will have insufficient taxable income to allow recognition of its deferred tax assets primarily resulting from our federal and state net operating losses. Accordingly, we established a valuation allowance against deferred income tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

The total amount of unrecognized tax benefits was $61,000 as of December 31, 2014 and 2013, all of which would affect the effective tax rate, if recognized, as of December 31, 2014.

At December 31, 2014, we had deferred income tax assets associated with federal and state net operating loss (“NOL”) carryforwards of $29.0 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

			2014 vs. 2013
For the Year Ended December 31:	2014	2013	$	%
Operating cash flows	$(3,609)	$(1,812)	$(1,797)	99%
Investing cash flows	$6,025	$(259)	$6,284	(2,426%	)
Financing cash flows	$(3,099)	$1,093	$(4,192)	(384%	)

As of December 31:
Cash and cash equivalents	$549	$1,232	$(683)	(55%	)
Working capital	$1,320	$(610)	$1,930	316%
Loan from related party	$–	$8,341	$(8,341)	(100%	)

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Mediabistro assets and AppData assets in 2014, loans from related parties as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities increased during the year ended December 31, 2014 compared to the same period of 2013 due primarily to increased losses from continuing operations.

Investing activities. The amounts of cash provided by or used in investing activities vary in correlation to the number and cost of the acquisitions we complete or sales of assets we undertake. Net cash provided by investing activities during the year ended December 31, 2014 related primarily to the net proceeds from the sale of our Mediabistro assets. Net cash used by investing activities during the year ended December 31, 2013 related primarily to the purchase of certain intangible assets and website and product development costs.

Financing activities. Cash used in financing activities during the year ended December 31, 2014 related to repayments to a related party. Cash provided by financing activities during the year ended December 31, 2013 related to proceeds from related party loans. See “Related Party Transactions” below.

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

In the absence of a sufficient increase in revenues, we will need to do one or more of the following in the next 12 months to meet our planned level of expenditures: (a) raise additional capital; (b) reduce spending on operations; or (c) restructure our operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by our needs and our view toward our overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business. In the first quarter of 2015, we entered into a Secured Promissory Note and a Security Agreement with Drew Lane Holdings, LLC for $500,000. Please see note 15 to our consolidated financial statements.

Our liquidity over the next 12 months could be materially affected by, among other things: our ability to increase revenues; costs related to our product development efforts; our ability to raise additional funds through debt, equity, or other financing alternatives: or other factors described under the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Related Party Transactions

In 2009 and 2011, we entered into two promissory note agreements with our Chief Executive Officer, Alan M. Meckler. As of January 1, 2013, the balance of the 2009 Note was $5.9 million with an interest rate of 2.975% and the balance of the 2011 Note was $1.8 million with an interest rate of 2.40%.

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

On November 15, 2013, we along with our wholly-owned subsidiaries, MM Subsidiary and Inside Network entered into a Second Amended and Restated Promissory Note (the “2nd Restated Note”) with Mr. Meckler. The 2nd Restated Note increases the principal amount of the Restated Note to $8.8 million, a $1.0 million increase. The terms of the 2nd Restated Note are otherwise substantially the same as the terms of the Restated Note.

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

We recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455,000. The discount is being amortized over the life of the 2nd Restated Note.

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

On November 14, 2014, we and Mr. Meckler, entered into a loan forgiveness and release agreement. Pursuant to the agreement, Mr. Meckler forgave in full his loan under the Second Amended and Restated Promissory Note, dated as of November 15, 2013 (as amended, restated, modified and supplemented), the balance of which was $5,695,000. Mr. Meckler also released all security interests in our assets and properties that we previously granted to Mr. Meckler to secure the loan. In addition, Mr. Meckler released us, and we released Mr. Meckler, from all claims arising out of the loan. We accounted for the transaction in accordance with ASC 470-50-40 by recording this as an equity transaction since Mr. Meckler is a shareholder. The unamortized debt issuance costs of $153,000 and the unamortized loan discount of $258,000 together with the loan balance of $5,695,000 increased additional paid in capital of the Company’s consolidated balance sheet by $5,284,000.

Interest expense on the Restated Notes were $394,000 and $295,000 during the years ended December 31, 2014 and 2013, respectively.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets. We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually in the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred. We test goodwill and other intangible assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, and all other long-lived assets for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment.” Long-lived assets, including goodwill and intangible assets were $57,000 and $1.1 million as of December 31, 2014 and 2013, respectively.

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

As part of the 2014 and 2013 impairment analysis, we determined the fair value of our business using the market approach and the income approach. The determination of the fair value of the reporting unit and the allocation of that value to individual assets and liabilities within the reporting unit requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting unit to our total enterprise value as implied by the market value of our equity. This comparison indicated that, in total, our assumptions and estimates were not unreasonable. However, future declines in the overall market value of our equity might indicate that the fair value of the reporting unit has declined below its carrying value.

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

Stock-based Compensation. Effective January 1, 2006, we adopted ASC Topic 718, “Compensation-Stock Compensation.” Among its provisions, ASC Topic 718 requires us to recognize compensation expense for equity awards over the vesting period based on the award’s grant-date fair value. The intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $0 and $49,000, respectively.

Historically, we offered stock option awards as our primary form of long-term incentive compensation. These stock option awards generally vest over three years and have a ten year term. We use the Black-Scholes option valuation model to value stock option awards. The fair value of stock option awards is based on the fair value of our stock on the date of grant.

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

Income Taxes. We are subject to income taxes in the United States. Significant judgments, estimates and assumptions are required in determining our tax return reporting positions and in calculating our provisions for income taxes, as they are based on our interpretation of tax regulations and accounting pronouncements. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. We establish valuation allowances to reduce our deferred income tax assets to an amount that will more likely than not be realized. A significant portion of our deferred income tax assists consist of NOLs. We have NOLs totaling $156.9 million at December 31, 2014, which are available to reduce future taxes in the United States. The NOLs expire at various times between 2018 and 2034.

Significant management judgment is required in determining our income tax provision and in evaluating our tax position. We evaluate our uncertain tax positions using a two-step approach in accordance with the accounting pronouncement related to income taxes. Recognition, the first step, occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement, the second step, determines the amount of benefit that more-likely-than-not will be realized upon settlement. Reversal of a tax position that was previously recognized would occur when an enterprise subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. Our net income tax benefit was $64,000 and $33,000 for the years ended December 31, 2014 and 2013, respectively. A change in our uncertain tax positions could have a significant impact on our results of operations. Historically, the difference between our estimates and actual results has not been material.

Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on historical losses, existing economic conditions and specific account analysis of at-risk customers. Historical losses and existing economic conditions might not be indicative of future losses, and the impact of economic conditions on each of its customers is difficult to estimate. Should future uncollectible amounts exceed its current estimates, we would be required to charge off its uncollectible accounts through an entry to bad debt expense included in general and administrative expense in its consolidated statement of operations. To help minimize losses, the Company requires prepayment for exhibitor and sponsors at our trade shows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mecklermedia Corporation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and

Stockholders of Mecklermedia Corporation,

We have audited the accompanying consolidated balance sheets of Mecklermedia Corporation and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mecklermedia Corporation and Subsidiaries, as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New Haven, CT

March 31, 2015

Mecklermedia Corporation

Consolidated Balance Sheets

December 31, 2014 and 2013

(in thousands, except share and per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$549	$1,232
Restricted cash	1,500	–
Accounts receivable, net of allowances of $0 in 2014 and 2013	262	176
Prepaid expenses and other current assets	806	729
Assets of discontinued operations	25	421
Total current assets	3,142	2,558

Property and equipment, net	247	309
Intangible assets, net	57	69
Goodwill	–	989
Investments and other assets	528	632
Assets of discontinued operations	35	7,647
Total assets	$4,009	$12,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238	$344
Accrued payroll and related expenses	147	186
Accrued expenses and other current liabilities	902	979
Deferred revenues	353	195
Liabilities of discontinued operations	182	1,464
Total current liabilities	1,822	3,168

Loan from related party, net of discount	–	8,341
Deferred income taxes	–	68
Liabilities of discontinued operations	–	429
Total liabilities	1,822	12,006

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, 600,000 designated as Series A Junior participating preferred stock, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,176,947 and 6,176,661 shares issued and 6,057,662 and 6,057,376 shares outstanding at December 31, 2014 and 2013, respectively	62	62
Additional paid-in capital	296,411	290,620
Accumulated deficit	(293,790)	(289,988)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	2,187	198
Total liabilities and stockholders’ equity	$4,009	$12,204

See notes to consolidated financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation.

Consolidated Statements of Operations

For the Years Ended December 31, 2014 and 2013

(in thousands, except per share data)

	2014	2013
Revenues	$3,557	$2,810
Cost of revenues	4,362	2,339
Advertising, promotion and selling	1,184	747
General and administrative	2,950	3,576
Depreciation	74	116
Amortization	4	55
Impairment	989	438
Total operating expenses	9,563	7,271

Operating loss	(6,006)	(4,461)
Other income (loss), net	175	(180)
Interest income	–	3
Interest expense	(703)	(325)

Loss from continuing operations before income taxes	(6,534)	(4,963)
Benefit for income taxes	64	33
Net loss from continuing operations	(6,470)	(4,930)
Income (loss) from discontinued operations, net of taxes	1,023	(770)
Gain on sale of discontinued operations, net of taxes	1,645	–
Net loss	$(3,802)	$(5,700)
Basic and diluted income (loss) per share:
Loss from continuing operations	$(1.07)	$(0.82)
Income (loss) from discontinued operations	0.44	(0.13)
	$(0.63)	$(0.95)
Weighted average shares used in computing income (loss) per share:
Basic and diluted	6,058	6,025

See notes to consolidated financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2014 and 2013

(in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at January 1, 2013	6,138,879	$61	$289,711	$(284,288)	$(496)	$4,988
Exercise of stock options	37,782	1	108	–	–	109
Stock-based compensation	–	–	345	–	–	345
Issuance of warrants	–	–	456	–	–	456
Net loss	–	–	–	(5,700)	–	(5,700)
Balance at December 31, 2013	6,176,661	$62	$290,620	$(289,988)	$(496)	$198
Exercise of stock options	286	-	1	–	–	1
Related party loan forgiveness	–	–	5,284	–	–	5,284
Stock-based compensation	–	–	506	–	–	506
Net loss	–	–	–	(3,802)	–	(3,802)
Balance at December 31, 2014	6,176,947	$62	$296,411	$(293,790)	$(496)	$2,187

See notes to consolidated financial statements.

Mecklermedia Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

(in thousands)

	2014	2013
Cash flows used in operating activities:
Net loss	$(3,802)	$(5,700)
Less: Gain and income (loss) from discontinued operations, net of taxes	(2,668)	770
Loss from continuing operations	(6,470)	(4,930)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Impairment	989	438
Depreciation and amortization	78	171
Stock-based compensation	318	212
Other, net	–	192
Amortization of debt issuance costs	309	30
Loss on disposition of assets	81	–
Provision for losses on accounts receivable	9	–
Deferred income taxes	(68)	15
Changes in current assets and liabilities:
Accounts receivable, net	(96)	(137)
Prepaid expenses and other current assets	(97)	(228)
Accounts payable, accrued expenses and other liabilities	(220)	207
Deferred revenues	158	155
Assets and liabilities of discontinued operations	1,400	2,063
Net cash used in operating activities	(3,609)	(1,812)
Cash flows from (used in) investing activities:
Purchases of property and equipment	(12)	(18)
Acquisitions of intangible assets and other development costs	(246)	(127)
Proceeds of from sale of discontinued operations	7,797	–
Proceeds from sale of assets and other	–	178
Funds held as restricted cash in escrow	(1,500)	–
Investing related to discontinued operations	(14)	(292)
Net cash provided by (used in) investing activities	6,025	(259)
Cash flows from (used in) financing activities:
Borrowings from related party	900	1,148
Repayments on borrowings from related party	(4,000)	–
Debt issuance costs	–	(164)
Proceeds from exercise of stock options	1	109
Net cash (used in) provided by financing activities	(3,099)	1,093
Net decrease in cash and cash equivalents	(683)	(978)
Cash and cash equivalents, beginning of year	1,232	2,210
Cash and cash equivalents, end of year	$549	$1,232
Supplemental disclosure of cash flow:
Cash paid for interest	$394	$295
Non-cash investing activities:
Acquisitions of long-lived assets	$–	$1

See notes to consolidated financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

(in thousands, except share data and per share data)

1.	THE COMPANY

Mecklermedia Corporation (f/k/a Mediabistro Inc.) (“Mecklermedia” or the “Company”) is a leading producer of global trade shows and online publications covering 3D printing, Bitcoin/Blockchain and service Robots. The Mecklermedia news sites and newsletters provide up to date coverage on emerging industries to help drive business forward.

As discussed in note 3, on August 15, 2014 the Company completed its sale of the Mediabistro assets to PGM-MB Holdings, LLC (“PGM-MB”), a subsidiary of Prometheus Global Media. The Company sold assets related to its former business of providing online publishing of editorial content, e-commerce offerings, and online job-board (including online career-oriented services such as freelancer marketplaces), online education and certificate programs for social media, traditional media and creative professionals, and bundled subscription services for the foregoing. The assets the Company sold also related to the marketplace for designing and purchasing logos through Stocklogos.com

After the sale, the Company offers trade shows which include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, and RoboUniverse Conference and Expo. The Company also provides original and in-depth daily coverage of the latest developments in 3D printing and additive manufacturing and updates on the bitcoin payment industry.

Liquidity. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses for the remainder of 2015. In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next 12 months to meet its planned level of expenditures: (a) raise additional capital through outside investors; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through its operations, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in note 15, in the first quarter of 2015, the Company entered into a Secured Promissory Note and a Security Agreement with Drew Lane Holdings, LLC for $500.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements include the accounts of Mecklermedia Corporation and its wholly-owned subsidiaries: Mecklermedia.com Subsidiary, Inc., a Delaware corporation; Inside Network, Inc., a California corporation; and Mecklermedia Asia- Pacific Limited, a logistical office in Hong Kong. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation of discontinued operations.

Revenue recognition. Mecklermedia produces trade shows and conferences and generates revenues from attendee registrations, the purchase of exhibition space by exhibitors who pay a fixed price per square foot of booth space, and advertiser and vendor sponsorships. Mecklermedia recognizes revenue from trade shows in the period in which the trade show is held.

Use of estimates in the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Mecklermedia’s consolidated financial statements. Actual results could differ from those estimates.

Concentration of credit risk. Financial instruments that potentially subject Mecklermedia to concentration of credit risk consist primarily of cash and accounts receivable. In general, Mecklermedia invests its excess cash in savings and business money market accounts. Mecklermedia’s cash balances at times are in excess of federal depository insurance limitations. Mecklermedia has not experienced any losses on its deposits of cash and cash equivalents. Mecklermedia’s concentration of credit risk with respect to accounts receivable is limited due to its large number of customers and their dispersion across many geographic areas. No single customer represented 10% or more of its total revenue or accounts receivable in any of the periods presented.

Cash and cash equivalents. Mecklermedia considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, Mecklermedia had no investments with maturities greater than three months. Restricted cash at December 31, 2014 consisted $1,500 held in escrow from the Mediabistro asset sale as discussed in note 3 and will be disbursed over the nine month period ending on August 15, 2015, pending any claims against the escrow.

Financial instruments. The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to their short-term maturities. Until November 14, 2014, when Chief Executive Officer, Alan M. Meckler forgave his promissory note, Mecklermedia paid a fixed interest rate of 5.50% on its long-term debt with Mr. Meckler. See note 9 for information regarding this related party transaction as the Company fulfilled its obligations on the loan in 2014 through payment of a portion of the loan and Mr. Meckler’s forgiveness of the remainder.

Fair value measurements. Certain assets and liabilities of Mecklermedia are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

Allowance for doubtful accounts. Mecklermedia estimates its allowance for doubtful accounts based on historical losses, existing economic conditions and specific account analysis of at-risk customers. Historical losses and existing economic conditions might not be indicative of future losses, and the impact of economic conditions on each of its customers is difficult to estimate. Should future uncollectible amounts exceed its current estimates, Mecklermedia would be required to charge off its uncollectible accounts through an entry to bad debt expense included in general and administrative expense in its consolidated statement of operations. To help minimize losses, the Company requires prepayment for exhibitors and sponsors at the Company’s trade shows.

Digital currency transactions. Mecklermedia enters into transactions that are denominated in digital currency (bitcoin). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the consolidated statements of operations. Mecklermedia determines fair value based on quoted market exchange prices using significant observable inputs as of the balance sheet date. Mecklermedia recorded a $90 in unrealized loss on digital currency during the year ended December 31, 2014. The valuation of the Company’s digital currency was $61 as of December 31, 2014 and is included in prepaid expense and other current assets in the Company’s consolidated balance sheets. The Company also recorded $101 in unrealized gain on digital currency during 2013 and the value of the Company’s digital currency was $145 as of December 31, 2013.

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

The Company periodically reviews the values recorded for goodwill and intangible assets to assess recoverability from future operations whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, and to determine if events or circumstance are present that would require a test of recoverability on those assets. If such testing is applicable, the provisions require that a two-step test be performed to assess goodwill for impairment. First, the Company compares the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value then goodwill is not impaired and no further testing is performed. If the carrying value of a reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step compares the fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. The Company would recognize an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the fair value of the goodwill. See note 6 for additional information.

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

Equity method for accounting for investments. Mecklermedia accounts for investments in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures.” Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company’s proportional share of their undistributed earnings or losses. The Company reviews these investments whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Mecklermedia has a 27% investment in 3dPrintingIndustry.com (“3dPI”), which began April 15, 2013. Originally, the Company held a 15% equity ownership and accounted for the investment at cost. During the year ended December 31, 2014, the Company increased its investment by 12% and is now accounting for the investment under the equity method. As of December 31, 2014 and 2013, respectively, the Company recorded an investment of $313 and $125 in 3dPI and is included in investments and other assets in the Company’s consolidated balance sheet. The Company’s share of the net income (loss) in 3DPI since its investment was initiated is immaterial.

Advertising and promotion expense. Mecklermedia expenses advertising and promotion costs as incurred unless the expenses are directly related to a trade show. Advertising and promotion costs directly related to trade shows are expensed in the period the trade show occurred. Advertising and promotion expense was $600 and $336 for the years ended December 31, 2014 and 2013, respectively.

Income taxes. Mecklermedia accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial reporting for incomes taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using presently enacted statutory tax rates. The Company recognizes the effect on deferred income tax assets and liabilities of changes in tax rates in income in the period that includes the enactment date. ASC Topic 740 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Company measures tax benefit recognized as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces retained earnings. Mecklermedia recognizes penalties and tax-related interest expense as a component of income tax expense in the Company’s consolidated statements of operations.  See note 11 for additional disclosure related to income taxes.

Self-insurance. Through August 31, 2014, Mecklermedia was self-insured for its health and welfare costs. Beginning on September 1, 2014, the Company was no longer self insures itself and currently pays a monthly premium for coverage of its employees. The Company's liability for health and welfare claims includes an estimate for claims incurred but not yet reported through August 31, 2014. This liability is included in accrued payroll and related expenses on the consolidated balance sheets as of December 31, 2013 and 2014.

Stock-based compensation. Mecklermedia follows ASC Topic 718, “Compensation-Stock Compensation.” Among its provisions, the ASC Topic 718 requires Mecklermedia to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Mecklermedia’s policy is to grant stock options and restricted stock awards with an exercise price equal to or greater than the fair value on the date of grant. Mecklermedia amortizes stock-based compensation expense on a straight-line basis over the vesting term.

The Company recognizes compensation expense only for stock-based awards expected to vest. Mecklermedia estimates forfeitures at the date of grant based on Mecklermedia’s historical experience and future expectations.

Recent accounting pronouncements. In September 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)  2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),” which amends current guidance for stock compensation tied to performance targets. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 will be effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements —Going Concern" This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect a material impact to the Company's financial condition, results of operations or cash flows from the adoption of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States of America. The core principle of this ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. This ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. This ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining method of adoption and assessing the impact of this ASU on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” to Accounting Standards Codification (“ASC”) Topic 205, “Presentation of Financial Statements” and ASC Topic 360, “Property Plant and Equipment”. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014; early adoption is permitted. In 2014, the Company elected early adoption of ASU 2014-08. As a result of the adoption of ASU 2014-08, results of operations for assets that are classified as held for sale or disposed of in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated condensed statements of operations, to the extent such disposals did not meet the criteria for classification of a discontinued operation as described above. Additionally, any gain or loss on sale of assets that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statement of operations. See note 3 for further details of the disposition of assets.

3.	DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS

On August 15, 2014, the Company completed the sale of its Mediabistro assets to PGM-MB for $8,000. As of December 31, 2014, $1,500 is held in escrow and will be disbursed over the 12-month period ending on August 15, 2015, subject to any indemnification claims against the escrow. As a result of this sale, Mecklermedia is accounting for its Mediabistro operations as a discontinued operation since the sale caused a strategic shift in the business from an online publishing, online job board and online education business to a trade show business with in-depth coverage and updates of the 3D printing and bitcoin payment industry. The carrying value of the net assets of the business at the time of the sale was $1.9 million and resulted in a gain of $5.7 million.

The information below presents results of operations of the Mediabistro business:

	Year Ended
	December 31,
	2014	2013
Revenues	$5,158	$8,018
Net income of discontinued operations net of taxes	$1,290	$1,655

Assets and liabilities of the discontinued operations of the Mediabistro business are as follows:

	December 31,
	2014	2013
Accounts receivable	$25	$381
Prepaids and other assets	35	40
Property and equipment, net	–	107
Intangible assets, net	–	1,095
Goodwill	–	1,927
Total assets	$60	$3,550

Accounts payable	$–	$99
Accrued payroll and related expenses	182	280
Accrued expenses and other current liabilities	–	107
Deferred revenues	–	818
Deferred tax liability	–	413
Total liabilities	$182	$1,717

As a result of the sale of the Appdata assets on May 30, 2014, Mecklermedia is accounting for its operations as a discontinued operation. The carrying value of the net assets of the business at the time of the sale was $4.3 million and resulted in a loss of $4.1 million.

The information below presents results of operations of the Appdata business:

	Year Ended
	December 31,
	2014	2013
Revenues	$372	$1,657
Net income (loss) of discontinued operations before income taxes	$(267)	$(2,425)

Assets and liabilities of the discontinued operations of the Appdata business are as follows:

December 31, 2013
Property and equipment, net	$14
Intangible assets, net	782
Goodwill	3,717
Other assets	5
Total assets	$4,518

Accounts payable	$2
Accrued payroll and related expenses	45
Accrued expenses and other current liabilities	6
Deferred revenues	123
Total liabilities	$176

There were no assets or liabilities associated with the Appdata business as of December 31, 2014. Prior year financial results have been presented to reflect these disposals as a discontinued operation.

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

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive:

	Year Ended December 31,
	2014	2013
Number of anti-dilutive stock options	1,068,610	793,169
Weighted average exercise price	$2.58	$5.59

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2014	2013
Computer equipment and software	$47	$80
Furniture, fixtures and equipment	222	219
Leasehold improvements	1,017	1,014
Total	1,286	1,313
Less: Accumulated depreciation	(1,039)	(1,004)
Property and equipment, net	$247	$309

Depreciation expense was $74 and $116 for the years ended December 31, 2014 and 2013, respectively.

6.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization:

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$42	$(7)	$35
Copyrights and trademarks	19	(2)	17
Total	$61	$(9)	$52

	December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$7	$(5)	$2
Copyrights and trademarks	27	(26)	1
Customer relationships	180	(180)	–
Total	$214	$(211)	$3

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website and development costs, customer relationships and copyrights and trademarks over three to seven years and content development costs over two years. Estimated amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31:
2015	$22
2016	17
2017	13
$52

Unamortized Intangible Assets and Goodwill

During the years ended December 31, 2014 and 2013, in conjunction with Mecklermedia’s annual impairment test, the Company identified indicators that its goodwill was impaired. These indicators included a decline in revenue and recurring operating losses. As a result, the Company recorded a non-cash impairment charge of $989 and $438 for the years ended December 31, 2014 and 2013, respectively, related to the write-down of goodwill. This impairment charge is not tax deductible because the acquisitions that gave rise to most of the carrying value of the Company’s goodwill were structured as stock transactions.

During the year ended December 31, 2014, concurrently with the sale of the Mediabistro assets, the Company identified indicators that the goodwill associated with the purchase of Mediabistro in 2008 was impaired. As a result, the Company recorded a non-cash charge of $1,927 related to the write-down of the goodwill. In addition, in the year ended December 31, 2014, the Company identified indicators that the Inside Network goodwill was impaired in connection with the sale of Inside Network’s Appdata and Pagedata. As a result, the Company recorded a non-cash impairment charge of $3,717 related to the write-down of goodwill. This impairment charge is not tax deductible because the acquisitions that gave rise to most of the carrying value of the Company’s goodwill were structured as stock transactions. Both of these sales are accounted for as discontinued operations and therefore the goodwill is included in assets of discontinued operations on the consolidated balance sheet as of December 31, 2013 and the impairment is included in the gain or loss on the sale of the discontinued operations in 2014 on the consolidated statements of operations. See note 3.

The fair value of goodwill is the residual fair value after allocating the total fair value of a reporting unit to its other assets, net of liabilities. For the year ended December 31, 2014, the Company determined that the carrying value of its remaining goodwill may not be recoverable. The acquisitions that gave rise to the goodwill were no longer part of the Company in its current or future operations and therefore the Company determined that it was impaired. For the year ended December 31, 2013, the Company utilized a market approach model because management determined that it was a more accurate estimate of the carrying value of the reporting units.

The following table sets forth the intangible assets that are not subject to amortization:

	December 31,
	2014	2013
Domain names	$5	$66

The changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2014 are as follows:

Balance as of January 1, 2013	$1,427
Goodwill impaired during year	(438)
Balance as of December 31, 2013	$989
Goodwill impaired during year	(989)
Balance as of December 31, 2014	$–

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2014	2013
Deferred rent	$539	$578
Accrued professional fees	88	63
Customer overpayments	64	64
Accrued property and capital taxes	44	45
Accruals related to trade shows	49	67
Other	118	162
Total	$902	$979

8.	SEGMENT INFORMATION

Segment information is presented in accordance with ASC Topic 280, “Segment Reporting”. ASC Topic 280 is typically based on a management approach that designates the internal organization used for making operating decisions and assessing performance. Operating segments are defined as business areas or lines of an enterprise about which financial information is available and evaluated on a regular basis by the chief operating decision-makers, or decision-making groups, in deciding how to allocate capital and other resources to such lines of business. The Company operates in one reportable segment. The Company’s results will be impacted by the number and size of trade shows held in each quarter. In addition, there may be quarterly fluctuations as trade shows held in one period in the current year may be held in a different period in future years.

9.	DEBT

In 2009 and 2011, the Company entered into two promissory note agreements with its Chief Executive Officer, Alan M. Meckler. As of January 1, 2013, the balance of the 2009 Note was $5.9  million with an interest rate of 2.975% and the balance of the 2011 Note was $1.8 million with an interest rate of 2.40%.

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

The Company recorded a discount on the 2nd Restated Note based on the value of the warrants as of the date of issuance, which was $455. The discount is being amortized over the life of the 2nd Restated Note.

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

On November 14, 2014, the Company and Mr. Meckler entered into a loan forgiveness and release agreement. Pursuant to the agreement, Mr. Meckler forgave in full his loan to the Company under the Second Amended and Restated Promissory Note, dated as of November 15, 2013 (as amended, restated, modified and supplemented), the balance of which was $5,695. Mr. Meckler also released all security interests in the Company’s assets and properties that the Company previously granted to Mr. Meckler to secure the loan. In addition, Mr. Meckler released the Company, and the Company released Mr. Meckler, from all claims arising out of the loan. The Company accounted for the transaction in accordance with ASC 470-50-40 by recording this as an equity transaction since Mr. Meckler is a related party. The unamortized debt issuance costs of $153 and the unamortized loan discount of $258 together with the loan balance of $5,695 increased additional paid in capital of the Company’s consolidated balance sheet by $5,284.

Interest expense on the Restated Notes were $394 and $295 during the year ended December 31, 2014 and 2013, respectively.

10.	STOCKHOLDERS’ EQUITY

Mecklermedia is authorized to issue up to 4,000 shares of preferred stock, $.01 par value, of which 600 shares are designated Series A Junior Participating Preferred Stock.  The Board of Directors has the authority, without further vote or action by the stockholders, to issue the undesignated shares of preferred stock in one or more series and to fix all rights, qualifications, preferences, limitations and restrictions of each series, including dividend rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series.

11.	INCOME TAXES

Mecklermedia’s provision (benefit) for income taxes for each of the years presented is determined in accordance with ASC Topic 740, “Income Taxes”.

Loss from continuing operations before income taxes is attributable to the following tax jurisdictions:

	Years Ended December 31,
	2014	2013
United States	$(6,533)	$(4,963)
Loss from continuing operations before income taxes	$(6,533)	$(4,963)

The provision (benefit) for income taxes from continuing operations consists of the following components:

	Years Ended December 31,
	2014	2013
Current income tax provision (benefit) from continuing operations
State and local	$5	$(48)
Total current income tax provision (benefit) from continuing operations	5	(48)
Deferred income tax provision (benefit) from continuing operations
Federal	(58)	14
State and local	(11)	1
Total deferred income provision (benefit) from continuing operations	(69)	15
Income tax provision (benefit) from continuing operations	$(64)	$(33)

A summary of Mecklermedia’s deferred income tax assets and liabilities as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforward	$28,845	$29,015
Capital loss carryforward	–	44,579
Amortization and impairment of goodwill and long-lived assets	(12)	743
Depreciation of property and equipment	244	237
Reserves recorded for financial reporting purposes	19	30
Stock-based compensation	1,130	1,642
Other	757	971
Total deferred income tax assets	30,983	77,217
Less valuation allowance	(30,983)	(77,217)
Net deferred income tax assets	–	–
Deferred income tax liabilities:
Amortization of intangible assets	–	(68)
Total deferred income tax liabilities	–	(68)
Net deferred income tax liabilities	$–	$(68)

Mecklermedia recorded an income tax benefit from continuing operations of $64 and $33 during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014 the income benefit consisted primarily of additional income tax expense for tax amortization on indefinite lived assets. During the year ended December 31, 2013, the income tax benefit was primarily due to the expiration of statutes of limitations.

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

At December 31, 2014, Mecklermedia had deferred income tax assets associated with federal and state net operating loss (“NOL”) carryforwards of $29.0 million. Realization of the deferred tax assets is dependent on generating sufficient taxable income in future years.

A reconciliation setting forth the difference between the amount of taxes from continuing operations computed at Mecklermedia’s effective income tax rate and the U.S. federal statutory income tax rate is as follows:

	Year Ended December 31,
	2014	2013
Income tax expense based on federal statutory rate	$(2,221)	$(1,688)
State and local tax expense, net of U.S. federal income tax	416	(1,101)
Change in valuation allowance	(46,234)	2,681
Non-deductible expenses	153	161
Debt forgiveness	1,786	–
Expired capital loss carryforwards	41,967	–
Expired stock options	630	–
Change in deferred tax assets	3,385	–
Other	54	(86)
Total	$(64)	$(33)

Non-deductible expenses during the years ended December 31, 2014 and 2013 relate primarily to impairment of non-deductible goodwill.

Mecklermedia’s deferred income tax assets at December 31, 2014 with respect to NOLs expire as follows:

	Deferred Income Tax Assets	Net Operating Loss Carry Forwards
United States (Federal), expiring between 2024 and 2033	$23,783	$69,949
United States (State), expiring between 2017 and 2033	5,062	86,979
Total	$28,845	$156,928

With limited exceptions, the Company is no longer subject to state and local or non-U.S. income tax audits by taxing authorities for years prior to 2011. In addition, for years prior to 2011 in which NOLs were generated, the tax authorities could adjust the NOL carryovers up to the amount of the NOL carryover.

As of December 31, 2014 and 2013, the amount of accrued interest and penalties from continuing operations, resulting from a state tax audit which was concluded in 2013, included in accrued expenses and other current liabilities was $30 and $25, respectively.

The change in the value of the Company’s unrecognized benefits for the two years ended December 31, 2014 are as follows:

Balance as of January 1, 2013	$134
Additions for tax positions from prior years	8
Reduction for expiration of stature of limitations	(56)
Balance as of December 31, 2013	$86
Additions for tax positions from prior years	5
Balance as of December 31, 2014	$91

The total amount of unrecognized tax benefits was $61 as of December 31, 2014 and December 31, 2013, all of which would affect the effective tax rate from continuing operations, if recognized, as of December 31, 2014.

12.	COMMITMENTS AND CONTINGENCIES

Mecklermedia has entered into operating leases for each of its office facilities. Generally under the lease agreements, Mecklermedia is obligated to pay a proportionate share of all operating costs for these premises. Rent expense for leased facilities was $281 and $280 for the years ended December 31, 2014 and 2013, respectively, and was net of sublease income of $341 and $318 during the years ended December 31, 2014 and 2013, respectively.

Future annual minimum lease payments under all operating leases are as follows:

Year Ending December 31:
2015	$883
2016	819
2017	751
2018	751
2019	63
Total minimum payments	$3,267

Mecklermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of Mecklermedia.

13.	EMPLOYEE BENEFIT PLAN

Mecklermedia has a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Mecklermedia may also make contributions each year for the benefit of all eligible employees under the plan.  There were no discretionary contributions to the plan for the years ended December 31, 2014 and 2013.

14.	STOCK INCENTIVE PLAN

In April 1999, Mecklermedia established the Mecklermedia 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008) (the “1999 Plan”) under which Mecklermedia may issue qualified incentive or nonqualified stock options to employees, including officers, consultants and directors. The exercise price of the options granted under the 1999 Plan will not be less than the fair market value of the shares of Mecklermedia’s common stock on the date of grant. In June 2006, the 1999 Plan was amended to increase the number of shares of Mecklermedia common stock and options to purchase shares of Mecklermedia common stock available for issuance thereunder to 1,714,285 shares.

In June 2008, Mecklermedia’s stockholders approved the Mecklermedia 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan, along with the form of Incentive Stock Option Agreement and the form of Nonqualified Stock Option Agreement were previously approved and adopted by Mecklermedia’s Board in April 2008. The Compensation Committee of the Board administers the 2008 Plan, which allows for the grant of incentive stock options, nonqualified stock options, restricted stock, performance-based awards and other stock-based awards.

At the Annual Meeting of Stockholders of Mecklermedia in June 2013, the 2008 Plan was amended to increase the number of shares reserved for issuance under the 2008 Plan by 250,000 shares, from 571,429 shares to 821,429 shares.

Subject to antidilution adjustments, 1,068,610 shares of Mecklermedia common stock may be issued under the 2008 Plan, and up to 288,430 shares of common stock underlying outstanding awards granted under the 1999 Plan and 2008 Plan as of December 31, 2014. These shares will be available for grants following any expiration, cancellation, forfeiture, cash settlement, or other termination of such awards.

Stock options granted in 2014 and 2013 have a 10-year term. Stock option grants generally vest equally on each of the first three anniversaries of their respective grant dates. Mecklermedia issues new shares of common stock upon the exercise of stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented (table is not in thousands):

	Year Ended December 31,
	2014	2013
Risk-free interest rate	0.92%	0.56%
Expected life (in years)	3.40	3.40
Dividend yield	0%	0%
Expected volatility	144%	133%

The expected stock price volatility is based on the historical volatility of Mecklermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  The Company calculates the expected term for stock options using historical data.

The weighted-average grant date fair value of options granted during the years ended December, 31 2014 and 2013 was $0.81 and $2.19, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $0 and $49, respectively.

The following table summarizes nonvested option activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding nonvested shares at December 31, 2013	189,540	$3.39
Granted	662,000	$0.87
Vested	(236,929)	$3.10
Forfeited	(39,911)	$3.02
Outstanding nonvested shares at December 31, 2014	574,700	$0.64

The following table summarizes option activity during the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	793,169	$5.59
Granted	662,000	$0.87
Exercised	(286)	$1.82
Forfeited or expired	(386,273)	$5.82
Outstanding at December 31, 2014	1,068,610	$2.58	8.10	$–
Vested and expected to vest at December 31, 2014	948,116	$2.8	7.90	$–
Exercisable at December 31, 2014	493,910	$4.85	5.98	$–

The aggregate intrinsic value in the table above is before income taxes, based on Mecklermedia’s closing stock price of $0.45 as of December 31, 2014.

Total stock-based compensation is as follows:

	Years ended December 31,
	2014	2013
Stock-based compensation included in continuing operations	$318	$212
Stock-based compensation included in discontinued operations	188	133
Total stock- based compensation	$506	$345

As a result of the sale of the Mediabistro assets on August 15, 2014, all unvested options on that date became immediately vested and all unrecognized stock-based compensation was immediately expensed. During the year ended December 31, 2014, $307 of the stock-based compensation was related to the sale to PGM-MB. Stock-based compensation increased additional paid-in capital by $506 during the year ended December 31, 2014. Mecklermedia received $1 and $109 from the exercise of stock options during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $214 of total unrecognized compensation costs related to nonvested stock-based compensation. The company expects to amortize these costs over a weighted-average period of 2.93 years.

15.	SUBSEQUENT EVENT

The Company has evaluated events and transactions subsequent to December 31, 2014 through the date the consolidated financials statements were included in this Form 10-K and filed with the SEC.

In March 2015, the Company and its wholly owned subsidiaries entered into a Secured Promissory Note and a Security Agreement with Drew Lane Holdings, LLC, a Delaware limited liability company. Pursuant to the promissory note, Drew Land Holdings agreed to lend the Company up to $500 in one or more advances. Interest accrues on the outstanding amount of all advances at an annual rate of 8.00%. Interest only is due and payable on the last day of each month beginning April 30, 2015, and continuing on the last day of each month thereafter; and one final installment of all unpaid principal and all accrued but unpaid interest will be due and payable on March 31, 2018. The Company may prepay the note without prepayment penalty or premium.

The note will immediately become due and payable at the option of Drew Lane Holdings, upon the occurrence of an event of default, including the failure to pay any amount payable under the note, an uncured failure to observe or perform any of the provisions under the note, the Company‘s uncured default in the performance of its obligations under the Security Agreement, or specified events in respect of the Company’s dissolution, liquidation, or bankruptcy.

In connection with the promissory note, the Company and its subsidiaries granted Drew Lane Holdings a security interest in the Company’s assets.

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

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Management applied its judgment in assessing the benefits of controls relative to their cost.   Because of the inherent limitations in control systems, no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within the company have been detected.  Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls might become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures might deteriorate. The Company’s management, with the participation of the CEO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on criteria set forth in 1992 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

21

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to Mecklermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to Mecklermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is incorporated herein by reference to Mecklermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item is incorporated herein by reference to Mecklermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to Mecklermedia’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2015.

22

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO EXHIBITS

(a) Documents filed as part of this report.

(1) Financial Statements: See Mecklermedia Corporation.—Index to Consolidated Financial Statements at Item 8 of this report.

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

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended.	Form 10-Q	11/14/14	3.1

3.2	Registrant’s Amended and Restated Bylaws, as amended.	Form 8-K	02/08/13	3.2

4.1	Form of Specimen Stock Certificate for the Registrant’s Common Stock.	Form S-1/A	05/19/99	4.1

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers.	Form S-1/A	05/19/99	10.1

10.16	Agreement and Plan of Merger, dated as of July 17, 2007, by and among Jupitermedia Corporation, a Delaware corporation, Mediabistro Acquisition Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Jupitermedia Corporation, Mediabistro.com Inc., a Delaware corporation and Laurel Touby, as agent for the security holders of the Company.	Form 8-K	07/20/07	10.1

10.17†	Registrant’s 1999 Stock Incentive Plan (Amended and Restated as of March 5, 2008).	Form 8-K	03/07/08	10.1

10.18†	Registrant’s 1999 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 10-Q	05/12/08	10.3

10.19†	Registrant’s 1999 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 10-Q	05/12/08	10.4

10.25†	Registrant’s 2008 Stock Incentive Plan.	Form 8-K	06/09/08	10.1

10.26†	Registrant’s 2008 Stock Incentive Plan Form of Incentive Stock Option Agreement.	Form 8-K	06/09/08	10.2

10.27†	Registrant’s 2008 Stock Incentive Plan Form of Nonqualified Stock Option Agreement.	Form 8-K	06/09/08	10.3

10.44	Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.2

10.45	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.3

10.46	Pledge Agreement, dated as of May 29, 2009, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	06/04/09	10.4

23

10.47	Form of Blocked Account Control Agreement by and among the WebMediaBrands Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.5

10.48	Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.6

10.49	Intellectual Property Security Agreement, dated as of May 29, 2009, by and between Mediabistro.com Inc. and Alan M. Meckler.	Form 8-K	06/04/09	10.7

10.50	Form of Blocked Account Control Agreement by and among Mediabistro.com Inc., Alan M. Meckler and a depositary bank.	Form 8-K	06/04/09	10.8

10.55	Stock Purchase Agreement dated May 11, 2011, by and among WebMediaBrands Inc., certain Stockholders of Inside Network, Inc. and Justin L. Smith as Stockholder Representative.	Form 8-K	05/17/11	10.55

10.56	Form of Restricted Stock Purchase Agreement by and between WebMediaBrands Inc. and certain Stockholders of Inside Network, Inc.	Form 8-K	05/17/11	10.56

10.60	Promissory Note, dated November 14, 2011, issued by WebMediaBrands Inc., Mediabistro.com, Inc., and Inside Network Inc. to Alan M. Meckler.	Form 8-K	11/17/11	10.60

10.61	Security Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.61

10.62	Intellectual Property Security Agreement, dated as of November 14, 2011, by and between WebMediaBrands Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.62

10.63	Pledge Agreement, dated as of November 14, 2011, by WebMediaBrands Inc. in favor of Alan M. Meckler.	Form 8-K	11/17/11	10.63

10.64	Security Agreement, dated as of November 14, 2011, by and between Inside Network Inc. and Alan M. Meckler.	Form 8-K	11/17/11	10.64

10.67	Note Modification Agreement dated as of April 25, 2014, by and among Mediabistro Inc., Mediabistro.com Subsidiary Inc., Inside Network, Inc. and Alan M. Meckler.	Form 8-K	04/29/14	10.67
10.68	Note Modification Agreement dated as of May 19, 2014, by and among Mediabistro Inc., Mediabistro.com Subsidiary Inc., Inside Network, Inc. and Alan M. Meckler.	Form 8-K	05/23/14	10.68
10.69	Voting Agreement dated May 28, 2014 between Alan M. Meckler and PGM-MB Holdings LLC.	Form 8-K	06/02/14	10.69
10.70	Note Modification Agreement effective as of July 1, 2014, by and between Mediabistro Inc., Mediabistro.com Inc., Inside Network, Inc. and Alan M. Meckler.	Form 8-K	07/07/14	10.70
10.71	Loan Forgiveness and Release Agreement made as of November 14, 2014 by and between Mecklermedia Corporation, Mecklermedia Subsidiary, Inc., Inside Network, and Alan M. Meckler.	Form 10-Q	11/14/14	10.71
10.72	Secured Promissory Note dated as of March 16, 2015, by Mecklermedia Corporation, Mecklermedia.com Subsidiary Inc., Inside Network, Inc. made payable to Drew Lane Holdings, LLC.	Form 8-K	03/18/15	10.72
10.73	Security Agreement dated as of March 16, 2015, by and among Mecklermedia Corporation, Mecklermedia.com Subsidiary Inc., Inside Network, Inc. and Drew Lane Holdings, LLC.	Form 8-K	03/18/15	10.73

24

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of Marcum LLP	X

31.1	Rule 13a-14(a)/15d-14(a) Certification.	X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculations Linkbase Document	X

101.DEF	XBRL Definitions Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.LAB	XBRL Presentations Linkbase Document	X

†	Compensatory plans and arrangements for executives and others

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mediabistro Inc.

March 31, 2015	By:	/S/ ALAN M. MECKLER
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALAN M. MECKLER	Chairman of the Board, Chief Executive Officer	March 31, 2015
Alan M. Meckler	and Director (Principal Executive Officer and Principal Financial Officer)

/S/ WAYNE A. MARTINO	Director	March 31, 2015
Wayne A. Martino

/S/ JOHN R. PATRICK	Director	March 31, 2015
John R. Patrick

26