Form 10-Q
period 2015-03-31
Mecklermedia Corp
filed 2015-05-13
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-26393

Mecklermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 Park Avenue South, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 389-2000

(Registrant’s telephone number, including area code)

50 Washington Street Suite 902, Norwalk, CT 06854

(Former name, former address or former fiscal year, if changed from last report)

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of May 10, 2015 was 6,057,662.

Mecklermedia Corporation

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Mecklermedia Corporation

Consolidated Condensed Balance Sheets

March 31, 2015 and December 31, 2014

(in thousands, except share and per share data)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$177	$549
Restricted cash	1,000	1,500
Accounts receivable, net of allowances of $1 and $0, respectively	158	262
Prepaid expenses and other current assets	1,011	806
Assets of discontinued operations	–	25
Total current assets	2,346	3,142

Property and equipment, net	235	247
Intangible assets, net	71	57
Investments and other assets	488	528
Assets of discontinued operations	35	35
Total assets	$3,175	$4,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414	$238
Accrued payroll and related expenses	93	147
Accrued expenses and other current liabilities	850	902
Deferred revenues	613	353
Liabilities of discontinued operations	163	182
Total current liabilities	2,133	1,822

Long-term debt	150	–
Total liabilities	2,283	1,822

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, 600,000 designated as Series A Junior participating preferred stock, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,176,947 shares issued and 6,057,662 shares outstanding at March 31, 2015 and December 31, 2014.	62	62
Additional paid-in capital	296,428	296,411
Accumulated deficit	(295,102)	(293,790)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	892	2,187
Total liabilities and stockholders’ equity	$3,175	$4,009

See notes to unaudited consolidated condensed financial statements.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For Three Months Ended March 31, 2015 and 2014

(in thousands, except share and per share data)

	2015	2014
Revenues	$663	$748
Cost of revenues	1,081	671
Advertising, promotion and selling	391	152
General and administrative	407	926
Depreciation	17	21
Amortization	6	1
Total operating expenses	1,902	1,771
Operating loss	(1,239)	(1,023)
Other loss, net	(73)	(133)
Interest expense	–	(127)
Loss from continuing operations before income taxes	(1,312)	(1,283)
Provision for income taxes	–	10
Net loss from continuing operations	(1,312)	(1,293)
Income from discontinued operations, net of taxes	–	547
Net loss	$(1,312)	$(746)
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.22)	$(0.21)
Income from discontinued operations	–	0.09
	$(0.22)	$(0.12)
Weighted average shares used in computing income (loss) per share:
Basic and diluted	6,057,662	6,057,381

See notes to unaudited consolidated condensed financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(in thousands)

	2015	2014
Cash flows from operating activities:
Net loss	$(1,312)	$(746)
Less: income from discontinued operations, net of taxes	–	(547)
Loss from continuing operations	(1,312)	(1,293)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	23	22
Stock-based compensation	17	36
Other, net	54	132
Amortization of debt issuance costs	–	6
Provision for losses on accounts receivable	(5)	–
Deferred income taxes	–	9
Changes in current assets and liabilities:
Accounts receivable, net	109	(67)
Prepaid expenses and other current assets	(206)	(781)
Accounts payable, accrued expenses and other liabilities	58	(80)
Deferred revenues	260	642
Assets and liabilities of discontinued operations	5	910
Net cash used in operating activities	(997)	(464)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(6)
Acquisitions of intangible assets and other development costs	(20)	(5)
Funds released from restricted cash in escrow	500	–
Investing related to discontinued operations	–	(11)
Net cash provided by (used in) investing activities	475	(22)
Cash flows from financing activities:
Borrowings from long-term debt	150	–
Net cash provided by financing activities	150	–
Net decrease in cash and cash equivalents	(372)	(486)
Cash and cash equivalents, beginning of quarter	549	1,232
Cash and cash equivalents, end of quarter	$177	$746

Supplemental disclosure of cash flow:
Cash paid for interest	$–	$121

See notes to unaudited consolidated condensed financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2015

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

As discussed in note 4, on August 15, 2014 the Company completed its sale of the Mediabistro assets to PGM-MB Holdings, LLC (“PGM-MB”), a subsidiary of Prometheus Global Media. The Company sold assets related to its former business of providing online publishing of editorial content, e-commerce offerings, and online job-board (including online career-oriented services such as freelancer marketplaces), online education and certificate programs for social media, traditional media and creative professionals, and bundled subscription services for the foregoing. The assets the Company sold also related to the marketplace for designing and purchasing logos through Stocklogos.com

After the sale, the Company offers trade shows which include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, and RoboUniverse Conference and Expo. The Company also provides original and in-depth daily coverage of the latest developments in 3D printing and additive manufacturing , updates on the bitcoin payment industry and information on service robots.

Liquidity. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses for the remainder of 2015. In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next 12 months to meet its planned level of expenditures: (a) raise additional capital through outside investors; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through its operations, there is substantial doubt as to its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in note 9, in March 2015, the Company entered into a Secured Promissory Note and a Security Agreement with Drew Lane Holdings, LLC for $500. In March 2015, the Company drew down $150 from this agreement.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Mecklermedia in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated condensed statement of operations for the three months ended March 31, 2015 is not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Mecklermedia’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such unaudited consolidated condensed financial statements.

The unaudited consolidated condensed financial statements include the accounts of Mecklermedia and its wholly owned subsidiaries: Mecklermedia.com Subsidiary, Inc., a Delaware corporation; Inside Network, Inc., a California corporation; and Mecklermedia Asia-Pacific Limited, a logistical office in Hong Kong. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Equity method for accounting for investments. Mecklermedia accounts for investments in accordance with ASC Topic 323, “Investments – Equity Method and Joint Ventures.” Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company’s proportional share of their undistributed earnings or losses. The Company reviews these investments whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Mecklermedia has a 27% investment in 3dPrintingIndustry.com (“3dPI”), which began April 15, 2013. Originally, the Company held a 15% equity ownership and accounted for the investment at cost. During the year ended December 31, 2014, the Company increased its investment by 12% and is now accounting for the investment under the equity method. As of March 31, 2015 and December 31, 2014, respectively, the Company recorded an investment of $273 and $313 in 3dPI, which is included in investments and other assets in the Company’s consolidated condensed balance sheet. The Company recorded a $40 net equity loss for the three months ended March 31, 2015, which is included in other loss, net in the Company’s consolidated condensed statements of operations.

Recent accounting pronouncements: In April 2015, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This amendment provides guidance to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. This amendment is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cashflows.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. In accordance with GAAP guidance currently in effect, debt issuance costs are included within other current assets and other noncurrent assets in our consolidated balance sheets. The adoption of ASU 2015-03 will not impact the Company’s consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This topic eliminates from U.S. GAAP the concept of extraordinary items. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3.	SEGMENT INFORMATION

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

On August 15, 2014, the Company completed the sale of its Mediabistro assets to PGM-MB for $8,000. As of March 31, 2015, $1,000 is held in escrow and will be disbursed by August 15, 2015, subject to any indemnification claims against the escrow. As a result of this sale, Mecklermedia is accounting for its Mediabistro operations as a discontinued operation since the sale caused a strategic shift in the business from an online publishing, online job board and online education business to a trade show business with in-depth coverage and updates of the 3D printing, bitcoin payment industry and service robots. The carrying value of the net assets of the business at the time of the sale was $1.9 million and resulted in a gain of $5.7 million.

The information below presents results of operations of the Mediabistro business:

Three Months Ended March 31, 2014
Revenues	$2,174
Net income from discontinued operations, net of taxes	$706

Assets and liabilities from discontinued operations of the Mediabistro business are as follows:

	March 31, 2015	December 31, 2014
Accounts receivable	$–	$25
Prepaids and other assets	35	35
Total assets	$35	$60

Accrued payroll and related expenses	163	182
Total liabilities	$163	$182

As a result of the sale of the Appdata assets on May 30, 2014, Mecklermedia is accounting for its operations as a discontinued operation. The carrying value of the net assets of the business at the time of the sale was $4.3 million and resulted in a loss of $4.1 million.

The information below presents results of operations of the Appdata business:

Three Months Ended March 31, 2014
Revenues	$237
Net loss from discontinued operations , net of income taxes	$(159)

There were no assets or liabilities associated with the Appdata business as of March 31, 2015 or December 31, 2014.

Prior year financial results have been presented to reflect these disposals as a discontinued operation.

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Total stock-based compensation is as follows:

	Three Months Ended March 31,
	2015	2014
Stock-based compensation included in continuing operations	$17	$36
Stock-based compensation included in discontinued operations	–	19
Total stock-based compensation	$17	$55

Total employee stock-based compensation increased additional paid-in capital by $17 and $55 for the three months ended March 31, 2015 and 2014, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented (table is not in thousands):

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	0.99%	0.69%
Expected life (in years)	3.40	3.40
Dividend yield	0%	0%
Expected volatility	148%	135%

The expected stock price volatility is based on the historical volatility of Mecklermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  The Company calculates the expected term for stock options using historical data.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2015 and 2014 was $0.58 and $1.95, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $0.

The following table summarizes option activity during the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,068,610	$2.58
Granted	4,000	$0.70
Exercised	–	–
Forfeited or expired	(71,754)	$4.66
Outstanding at March 31, 2015	1,000,856	$2.43	8.31	$–
Vested and expected to vest at March 31, 2015	882,459	$2.67	8.12	$–
Exercisable at March 31, 2015	434,156	$4.77	6.52	$–

As of March 31, 2015, there was $193 of total unrecognized compensation costs related to nonvested stock-based compensation. The Company expects to amortize these costs over a weighted-average period of 2.68 years.

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

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Number of anti-dilutive stock options	1,000,856	815,084
Weighted average exercise price	$2.43	$5.42

7.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization:

	March 31, 2015
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$62	$(12)	$50
Copyrights and trademarks	19	(3)	16
Total	$81	$(15)	$66

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$42	$(7)	$35
Copyrights and trademarks	19	(2)	17
Total	$61	$(9)	$52

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website development costs and copyrights and trademarks over three years. Amortization for expense related to intangible assets subject to amortization was $6 and $1 for the three months ended March 31, 2015 and 2014, respectively.

Estimated annual amortization expense for the next four years, including the remainder of 2015, is expected to be as follows:

Years Ending December 31:
2015	$19
2016	25
2017	21
2018	1
$66

Unamortized Intangible Assets

The following table sets forth the intangible assets that are not subject to amortization:

	March 31, 2015	December 31, 2014
Domain names	$5	$5

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2015	December 31, 2014
Deferred rent	$518	$539
Accrued professional fees	92	88
Customer overpayments	65	64
Accrued property and capital taxes	37	44
Accruals related to trade shows	14	49
Other	124	118
Total	$850	$902

9.	DEBT

Meckler Debt. The Company had two promissory note agreements with its Chief Executive Officer, Alan M. Meckler, which were amended from time to time, the latest being on November 13, 2013, (the “Restated Note”).

To induce Mr. Meckler to enter into the Restated Note, the Company issued to Mr. Meckler on November 14, 2013 a warrant for 301,124 shares of the Company’s common stock. The warrant is exercisable at any time on or after November 14, 2013 until the close of business on November 13, 2018. The Company recorded a discount on the Restated Note based on the value of the warrant as of the date of issuance, which was $455. The discount is being amortized over the life of the Restated Note. The warrant terminated upon the sale of the Mediabistro assets.

In the event of change of control, Mr. Meckler may elect to make the remaining principal balance and all accrued and unpaid interest due and payable concurrently with the closing of the change of control event. Mr. Meckler waived his right to require the Company to repay the Restated Note in respect of the sale of the Mediabistro assets.

On April 25, 2014, the Company entered into a 3rd Restated Note Agreement with Mr. Meckler that increased the principal amount of the Restated Note to $9,700. Additionally, Mr. Meckler agrees to loan the Company up to an additional aggregate principal amount of $100 in one or more advances. All other terms of the promissory notes remained unchanged.

Following the sale of the Mediabistro assets, Mecklermedia Corporation repaid $4,000 of the debt to Mr. Meckler.

In November 2014, the Company and Mr. Meckler entered into a loan forgiveness and release agreement. Pursuant to the agreement, Mr. Meckler forgave in full his loan to the Company under the Second Amended and Restated Promissory Note, dated as of November 15, 2013 (as amended, restated, modified and supplemented), the balance of which was $5,695. Mr. Meckler also released all security interests in the Company’s assets and properties that the Company previously granted to Mr. Meckler to secure the loan. In addition, Mr. Meckler released the Company, and the Company released Mr. Meckler, from all claims arising out of the loan. The Company accounted for the transaction in accordance with ASC 470-50-40 by recording this as an equity transaction since Mr. Meckler is a related party. The unamortized debt issuance costs of $153 and the unamortized loan discount of $258 together with the loan balance of $5,695 increased additional paid in capital of the Company’s consolidated balance sheet by $5,284.

Interest expense on the Restated Notes was $121 during the three months ended March 31, 2014.

Drew Lane Holdings, LLC Debt. In March 2015, the Company and its wholly owned subsidiaries entered into a Secured Promissory Note and a Security Agreement (the “Promissory Note”), with Drew Lane Holdings, LLC, a Delaware limited liability company. Pursuant to the promissory note, Drew Lane Holdings, LLC agreed to lend the Company up to $500 in one or more advances. Interest accrues on the outstanding amount of all advances at an annual rate of 8.00%. Interest only is due and payable on the last day of each month beginning April 30, 2015, and continuing on the last day of each month thereafter; and one final installment of all unpaid principal and all accrued but unpaid interest will be due and payable on March 31, 2018. The Company may prepay the note without prepayment penalty or premium.

The note will immediately become due and payable at the option of Drew Lane Holdings, LLC, upon the occurrence of an event of default, including the failure to pay any amount payable under the note, an uncured failure to observe or perform any of the provisions under the note, the Company‘s uncured default in the performance of its obligations under the Security Agreement, or specified events in respect of the Company’s dissolution, liquidation, or bankruptcy.

In connection with the promissory note, the Company and its subsidiaries granted Drew Lane Holdings, LLC a security interest in the Company’s assets.

In March 2015, the Company drew down $150 of this note. Interest expense on the Promissory Note was immaterial, during the three months ended March 31, 2015.

10.	INCOME TAXES

The Company recorded a provision for income taxes of $0 and $10 during the three months ended March 31, 2015 and 2014, respectively.

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

At March 31, 2015, Mecklermedia has deferred income tax assets associated with federal and state net operating loss carryforwards of approximately $29,000. Federal net operating loss carryforwards of approximately $24,000 expire between 2024 and 2033. State net operating loss carryforwards of approximately $5,000 expire between 2017 and 2023.

The total amount of unrecognized tax benefits was $61 as of March 31, 2015 and December 31, 2014, all of which would affect the effective tax rate, if recognized, as of March 31, 2015.

11.	COMMITMENTS AND CONTINGENCIES

Mecklermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of Mecklermedia. As of March 31, 2015, the Company recorded a receivable of $121 related to a recovery of a casualty loss in February 2015. This receivable is included in prepaid expenses and other current assets on the Company’s consolidated condensed balance sheet as of March 31, 2015. The amount was received in the second quarter of 2015.

12.	SUBSEQUENT EVENT

The Company has evaluated events and transactions subsequent to March 31, 2015 through the date the consolidated financial statements were included in this Form 10-Q and filed with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which Mecklermedia competes; the unpredictability of Mecklermedia’s future revenues, expenses, cash flows and stock price: Mecklermedia’s potential need for additional capital; Mecklermedia’s dependence on a limited number of event sponsors and exhibitors; Mecklermedia’s ability to maintain its listing on the OTCQX Stock Market; and Mecklermedia’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to Mecklermedia’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Overview

Mecklermedia Corporation, (f/k/a Mediabistro Inc.) is a leading producer of global trade shows and online publications covering 3D printing, Bitcoin/Blockchain and service robots. We produced five trade shows worldwide in the three months ended March 31, 2015. We produced twenty-three trade shows worldwide in 2014. The Mecklermedia news site and newsletters provide up-to-date coverage on emerging industries to help drive business forward.

Our trade shows include Inside 3D Printing Conference & Expo, Inside Bitcoins, and RoboUniverse Conference and Expo. In addition, we also provide original and in-depth daily coverage of the latest developments in 3D printing and additive manufacturing updates on the bitcoin payment industry and information on service robots.

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

On August 15, 2014, we completed the sale of Mediabistro to PGM-MB Holdings, LLC (“PGM-MB”). The Mediabistro business provided online publishing of editorial content, e-commerce offerings, an online job board, online education and certificate programs for social media, traditional media and creative professionals and bundled subscription services of the foregoing. For more detail and a copy of the asset purchase agreement, see the Company’s Current Report on Form 8-K dated July 2, 2014.

The following disclosures describe our business as of March 31, 2015 and reflect the sale as a discontinued operation.

Results of Operations

Revenues

Revenues from continuing operations were $663,000 for the three months ended March 31, 2015, and $748,000 for the three months ended March 31, 2014, representing an decrease of 11%. This change was primarily due to a $346,000 decrease in attendee revenue offset by an increase of $236,000 in exhibitor and sponsor revenue. We ran five trade shows during the three months ended March 31, 2015 and three trade shows during the three months ended March 31, 2014. Most notably we did not run the AllFacebook Marketing Munich trade show in the first quarter of 2015 as we did in the first quarter of 2014. We sold the rights to this show in the fourth quarter of 2014 and therefore will not be offering it again.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$	%
Event attendees	$231	$577	$(346)	(60%)
Event sponsors and exhibitors	405	169	236	140
Other	27	2	25	125
Total	$663	$748	$(85)	11%

Cost of revenues

Cost of revenues from continuing operations primarily consists of payroll and benefits costs for trade show staff and editorial personnel, trade show operations and technology consulting. Cost of revenues excludes depreciation and amortization. Cost of revenues from continuing operations was $1,081,000 for the three months ended March 31, 2015 and $671,000 for the three months ended March 31, 2014, representing an increase of 62%. This change was primarily due to an increase in our trade show related costs of $281,000, an increase in employee related costs to support our editorial offerings and an increase in costs for hosting services and other technology consulting services of $44,000. The largest increases were for meeting room space as we continue to grow the exhibitor and sponsorship space.

We intend to make investments through internal development and continue to expand our trade show offerings. We might need to increase our spending in order to create additional content related to new topics and trade shows or offerings.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses from continuing operations were $391,000 for the three months ended March 31, 2015 and $152,000 for the three months ended March 31, 2014, representing an increase of 157%. This increase was due primarily to an increase in promotion and marketing for our trade shows as we added two shows in Singapore for the first time in 2015. Adding new shows in new locations requires additional marketing and promotion costs. Employee-related costs also increased $70,000 in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as we increased our exhibitor and sponsorship sales staff to support our revenue increases in this area.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses from continuing operations were $407,000 for the three months ended March 31, 2015 and $926,000 for the three months ended March 31, 2014, representing a decrease of 56%. This change was primarily due to a decrease in our employee-related costs of $306,000.

Depreciation and amortization

Depreciation expense from continuing operations was $17,000 and $21,000 for the three months ended March 31, 2015 and 2014, respectively, representing a decrease of 19%.  Amortization expense from continuing operations was $6,000 and $1,000 for the three months ended March 31, 2015 and 2014, respectively,

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other loss, net

Other loss of $73,000 for the three months ended March 31, 2015 was primarily related to equity investment loss in 3D PrintingIndustry.com and digital currency transactions losses. Other loss of $133,000 for the three months ended March 31, 2014 was primarily due to losses on the sale of certain assets and digital currency transaction losses.

Interest expense

Interest expense during the three months ended March 31, 2014 relate primarily to costs associated with our loans from a related party. This loan was forgiven in November 2014 and we did not incur any interest expense related to it in the three months ended March 31, 2015. Interest on our new loan entered into in March 2015 was immaterial for the three months ended March 31, 2015. See “Related Party Transactions” and “Debt” for a description of the loans and Restated Note.

Provision for income taxes

We recorded an income tax expense of $0 and $10,000 for the three months ended March 31, 2015 and 2014, respectively.

Based on current projections, management believes that it is more likely than not that we will have insufficient taxable income to allow recognition of our deferred tax assets primarily resulting from our federal and state net operating losses. Accordingly, we established a valuation allowance against deferred income tax assets to the extent that deductible temporary differences cannot be offset by taxable temporary differences. To the extent that the net book value of indefinite lived assets exceeds the net tax value of indefinite lived assets, an additional tax provision will be incurred as the assets are amortized.

The total amount of unrecognized tax benefits was $61,000 as of March 31, 2015 and December 31, 2014, all of which would affect the effective tax rate, if recognized, as of March 31, 2015.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$	%
Operating cash flows	$(997)	$(464)	$(533)	115%
Investing cash flows	$475	$(22)	$497	(2,259%)
Financing cash flows	$150	$–	$150	na

	As of		2015 vs. 2014
	March 31, 2015	December 31, 2014	$	%
Cash and cash equivalents	$177	$549	$(372)	(68%)
Working capital	$213	$1,320	$(1,107)	(84%)
Debt	$150	$–	$150	na

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Mediabistro assets and AppData assets in 2014, loans, including from related parties, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities increased during the three months ended March 31, 2015 compared to the same period of 2014 due primarily to increased losses from continuing operations.

Investing activities. The amounts of cash provided by or used in investing activities vary in correlation to the number and cost of the acquisitions we complete or sales of assets we undertake. Net cash provided by investing activities during the three months ended March 31, 2015, related primarily to the release of escrow funds from the sale of our Mediabistro assets. Net cash used by investing activities during the three months ended March 31, 2014 related primarily to the purchase of certain intangible assets and website and product development costs.

Financing activities. Cash provided by financing activities during the three months ended March 31, 2015 related to proceeds from our Promissory Note with Drew Lane Holdings, LLC.

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

Related Party Transactions

We have entered into two promissory note agreements with our Chief Executive Officer, Alan M. Meckler, which were amended from time to time, the latest on November 15, 2013 (the “Restated Note”).

To induce Mr. Meckler to enter into the Restated Note, we issued to Mr. Meckler on November 14, 2013, a warrant for 301,124 shares of the Company’s common stock. The warrant is exercisable at any time on or after November 14, 2013 until the close of business on November 13, 2018. We recorded a discount on the Restated Note based on the value of the warrants as of the date of issuance, which was $455,000. The discount is being amortized over the life of the Restated Note. The warrant terminated upon the sale of the Mediabistro assets.

In the event of change of control, Mr. Meckler may elect to make the remaining principal balance and all accrued and unpaid interest due and payable concurrently with the closing of the change of control event. Mr. Meckler waived his right to require the repayment of the Restated Note in respect of the sale of the Mediabistro assets.

On April 25, 2014, march 19, 2014 and July 1, 2014 we entered into Restated Note Agreements with Mr. Meckler that increased the principal amount of the Restated Note to $9.7 million. Additionally, Mr. Meckler agreed to loan us up to an additional aggregate principal amount of $100,000 in one or more advances. All other terms of the promissory notes remained unchanged.

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

Interest expense on the Restated Notes were $0 and $121,000 during the three months ended March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See note 2 to the consolidated financial statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those included in our most recent Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative & Qualitative Disclosures about Market Risk

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults upon senior securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculations Linkbase Document

101.DEF	XBRL Definitions Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.LAB	XBRL Presentations Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Meckler Corporation

May 13, 2015	By:	/s/ ALAN M. MECKLER
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

