Form 10-Q
period 2015-06-30
Mecklermedia Corp
filed 2015-08-12
CIK 1083712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 000-26393

Mecklermedia Corporation

(Exact name of Registrant as specified in its charter)

Delaware	06-1542480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Suite 902, Norwalk, CT	06854
(Address of principal executive offices)	(Zip Code)

(212) 389-2000

(Registrant’s telephone number, including area code)

475 Park Avenue South, New York, NY

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of August 7, 2015 was 6,057,662.

Mecklermedia Corporation

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Mecklermedia Corporation

Consolidated Condensed Balance Sheets

June 30, 2015 and December 31, 2014

(in thousands, except share and per share data)

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$207	$549
Restricted cash	1,000	1,500
Accounts receivable, net of allowances of $1 and $0, respectively	138	262
Prepaid expenses and other current assets	450	806
Assets of discontinued operations	–	25
Total current assets	1,795	3,142

Property and equipment, net	222	247
Intangible assets, net	67	57
Investments and other assets	275	528
Assets of discontinued operations	–	35
Total assets	$2,359	$4,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398	$238
Accrued payroll and related expenses	117	147
Accrued expenses and other current liabilities	807	902
Deferred revenues	318	353
Liabilities of discontinued operations	144	182
Total current liabilities	1,784	1,822

Long-term debt	500	–
Total liabilities	2,284	1,822

Commitments and contingencies (see note 11)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, 600,000 designated as Series A Junior participating preferred stock, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,176,947 shares issued and 6,057,662 shares outstanding at June 30, 2015 and December 31, 2014.	62	62
Additional paid-in capital	296,446	296,411
Accumulated deficit	(295,937)	(293,790)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	75	2,187
Total liabilities and stockholders’ equity	$2,359	$4,009

See notes to unaudited consolidated condensed financial statements.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For Three and Six Months Ended June 30, 2015 and 2014

(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,157	$1,413	$1,820	$2,161
Cost of revenues	1,170	1,358	2,251	2,029
Advertising, promotion and selling	404	506	795	658
General and administrative	363	1,051	770	1,977
Depreciation	17	19	34	40
Amortization	7	1	13	2
Total operating expenses	1,961	2,935	3,863	4,706
Operating loss	(804)	(1,522)	(2,043)	(2,545)
Other income (loss), net	(22)	28	(95)	(105)
Interest expense	(6)	(132)	(6)	(259)
Loss from continuing operations before income taxes	(832)	(1,626)	(2,144)	(2,909)
Provision for income taxes	3	10	3	20
Net loss from continuing operations	(835)	(1,636)	(2,147)	(2,929)
Income from discontinued operations, net of taxes	–	593	–	1,140
Loss on sale of discontinued operations, net of taxes	–	(4,080)	–	(4,080)
Net loss	$(835)	$(5,123)	$(2,147)	$(5,869)
Basic and diluted loss per share:
Loss from continuing operations	$(0.14)	$(0.27)	$(0.35)	$(0.48)
Loss from discontinued operations	–	(0.58)	–	(0.49)
	$(0.14)	$(0.85)	$(0.35)	$(0.97)
Weighted average shares used in computing loss per share:
Basic and diluted	6,057,662	6,057,660	6,057,662	6,057,521

See notes to unaudited consolidated condensed financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(in thousands)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,147)	$(5,869)
Less: Loss from discontinued operations, net of taxes	–	2,940
Loss from continuing operations	(2,147)	(2,929)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	47	42
Stock-based compensation	35	74
Other, net	71	102
Amortization of debt issuance costs	–	12
Provision for losses on accounts receivable	(5)	–
Deferred income taxes	–	18
Changes in assets and liabilities:
Accounts receivable, net	129	(20)
Prepaid expenses and other current assets	347	(227)
Investments and other assets	192	–
Accounts payable, accrued expenses and other liabilities	35	151
Deferred revenues	(35)	193
Assets and liabilities of discontinued operations	22	1,055
Net cash used in operating activities	(1,309)	(1,529)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(9)
Acquisitions of intangible assets and other development costs	(22)	(90)
Proceeds from sale of assets and other	–	190
Funds released from restricted cash in escrow	500	–
Investing related to discontinued operations	–	(20)
Net cash provided by investing activities	467	71
Cash flows from financing activities:
Borrowings from long-term debt	500	600
Net cash provided by financing activities	500	600
Net decrease in cash and cash equivalents	(342)	(858)
Cash and cash equivalents, beginning of period	549	1,232
Cash and cash equivalents, end of period	$207	$374

Supplemental disclosure of cash flow:
Cash paid for interest	$6	$108

See notes to unaudited consolidated condensed financial statements.

Certain reclassifications have been made to the prior year financial statements to conform to current year presentation of discontinued operations.

Mecklermedia Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2015

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

As discussed in note 4, on August 15, 2014 the Company completed its sale of the Mediabistro assets to PGM-MB Holdings, LLC (“PGM-MB”), a subsidiary of Prometheus Global Media. The Company sold assets related to its former business of providing online publishing of editorial content, e-commerce offerings, and online job-board (including online career-oriented services such as freelancer marketplaces), online education and certificate programs for social media, traditional media and creative professionals, and bundled subscription services for the foregoing. The assets the Company sold also related to the marketplace for designing and purchasing logos through Stocklogos.com

After the sale, the Company offers trade shows which include, among others, Inside 3D Printing Conference & Expo, Inside Bitcoins, and RoboUniverse Conference and Expo. The Company also provides original and in-depth daily coverage of the latest developments in 3D printing and additive manufacturing, updates on the bitcoin payment industry and information on service robots.

Going concern. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses for the remainder of 2015 and into the first half of 2016. In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next six months to meet its planned level of expenditures: (a) raise additional capital through outside investors; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through its operations, there is substantial doubt as to its ability to continue as a going concern. The accompanying unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in note 9, in March 2015, the Company entered into a Secured Promissory Note and a Security Agreement with Drew Lane Holdings, LLC for $500. As of June 30, 2015, the Company has drawn down $500 from this agreement.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Mecklermedia in accordance with accounting principles generally accepted in the United States of America and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated condensed statements of operations for the three and six months ended June 30, 2015 is not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Mecklermedia’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such unaudited consolidated condensed financial statements.

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

Equity method for accounting for investments. Mecklermedia accounts for investments in accordance with Accounting Standards Codification, (“ASC”), Topic 323, “Investments – Equity Method and Joint Ventures.” Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company’s proportional share of their undistributed earnings or losses. The Company reviews these investments whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Mecklermedia has a 27% investment in 3dPrintingIndustry.com (“3dPI”), which began April 15, 2013. Originally, the Company held a 15% equity ownership and accounted for the investment at cost. During the year ended December 31, 2014, the Company increased its investment by 12% and is now accounting for the investment under the equity method. As of June 30, 2015 and December 31, 2014, respectively, the Company recorded an investment of $253 and $313 in 3dPI, which is included in investments and other assets in the Company’s consolidated condensed balance sheet. The Company recorded a $20 net equity loss for the three months ended June 30, 2015 and $60 net equity loss for the six months ended June 30, 2015, which is included in other loss, net in the Company’s consolidated condensed statements of operations.

Recent accounting pronouncements: In June 2015, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements.” ASU 2015-10 clarifies various topics in the FASB Accounting Standards Codification. ASU 2015-10 is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted. The Company does not expect a material impact to the Company's financial condition, results of operations or cash flows from the adoption of this guidance.

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

On August 15, 2014, the Company completed the sale of its Mediabistro assets to PGM-MB for $8,000. As of June 30, 2015, $1,000 is held in escrow and will be disbursed by August 15, 2015, subject to any indemnification claims against the escrow. As a result of this sale, Mecklermedia is accounting for its Mediabistro operations as a discontinued operation since the sale caused a strategic shift in the business from an online publishing, online job board and online education business to a trade show business with in-depth coverage and updates of the 3D printing, bitcoin payment industry and service robots. The carrying value of the net assets of the business at the time of the sale was $1,883 and resulted in a gain of $5,725.

The information below presents results of operations of the Mediabistro business:

	Three Months Ended June 30, 2014	Six Months Ended June 30 2014
Revenues	$2,127	$4,301
Net income from discontinued operations, net of taxes	$702	$1,408

Assets and liabilities from discontinued operations of the Mediabistro business are as follows:

	June 30, 2015	December 31, 2014
Accounts receivable	$–	$25
Prepaids and other assets	–	35
Total assets	$–	$60

Accrued expenses	144	182
Total liabilities	$144	$182

As a result of the sale of the Appdata assets on May 30, 2014, Mecklermedia is accounting for its operations as a discontinued operation. The carrying value of the net assets of the business at the time of the sale was $4,342 and resulted in a loss of $4,080.

The information below presents results of operations of the Appdata business:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$135	$372
Net income from discontinued operations, net of taxes	$(109)	$(268)

There were no assets or liabilities associated with the Appdata business as of June 30, 2015 or December 31, 2014.

Prior year financial results have been presented to reflect these disposals as a discontinued operation.

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Total stock-based compensation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation included in continuing operations	$18	$30	$35	$74
Stock-based compensation included in discontinued operations	–	23	–	34
Total employee stock-based compensation	$18	$53	$35	$108

Total employee stock-based compensation increased additional paid-in capital by $35 and $108 for the six months ended June 30, 2015 and 2014, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented (table is not in thousands):

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	0.99%	0.69%
Expected life (in years)	3.4	3.4
Dividend yield	0%	0%
Expected volatility	148%	135%

The expected stock price volatility is based on the historical volatility of Mecklermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.  The Company calculates the expected term for stock options using historical data.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2015 and 2014 was $0.58 and $1.95, respectively. The total intrinsic value of options exercised, of which there were none, during the six months ended June 30, 2015 and 2014 was $0.

As of June 30, 2015, there was $175 of total unrecognized compensation costs related to nonvested stock-based compensation. The Company expects to amortize these costs over a weighted-average period of 2.4 years.

The following table summarizes option activity during the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,068,610	$2.58
Granted	4,000	$0.70
Exercised	–	$–
Forfeited or expired	(86,163)	$4.44
Outstanding at June 30, 2015	986,447	$2.41	8.14	$–
Vested and expected to vest at June 30, 2015	868,574	$2.65	7.97	$–
Exercisable at June 30, 2015	421,747	$4.80	6.43	$–

6.	COMPUTATION OF LOSS PER SHARE

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

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive:

	Six Months Ended June 30,
	2015	2014
Number of anti-dilutive stock options	986,447	765,844
Weighted average exercise price	$2.41	$4.92

7.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization:

	June 30, 2015
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$62	$(16)	$46
Copyrights and trademarks	21	(5)	16
Total	$83	$(21)	$62

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$42	$(7)	$35
Copyrights and trademarks	19	(2)	17
Total	$61	$(9)	$52

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website development costs and copyrights and trademarks over three years. Amortization for expense related to intangible assets subject to amortization was $7 and $1 for the three months ended June 30, 2015 and 2014, respectively. Amortization for expense related to intangible assets subject to amortization was $13 and $2 for the six months ended June 30, 2015 and 2014, respectively.

Estimated annual amortization expense for the next four years, including the remainder of 2015, is expected to be as follows:

Years Ending December 31:
2015	$13
2016	26
2017	22
2018	1
$62

Unamortized Intangible Assets

The following table sets forth the intangible assets that are not subject to amortization:

	June 30, 2015	December 31, 2014
Domain names	$5	$5

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2015	December 31, 2014
Deferred rent	$495	$539
Customer overpayments	65	64
Accrued professional fees	42	88
Accrued property and capital taxes	42	44
Accruals related to trade shows	37	49
Other	126	118
Total	$807	$902

9.	DEBT

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

On April 25, 2014, the Company entered into a 3rd Restated Note Agreement with Mr. Meckler that increased the principal amount of the Restated Note to $9,700. Additionally, Mr. Meckler agreed to lend the Company up to an additional aggregate principal amount of $100 in one or more advances. All other terms of the promissory notes remained unchanged.

Following the sale of the Mediabistro assets, Mecklermedia Corporation repaid $4,000 of the debt to Mr. Meckler.

In November 2014, the Company and Mr. Meckler entered into a loan forgiveness and release agreement. Pursuant to the agreement, Mr. Meckler forgave in full his loan to the Company under the Second Amended and Restated Promissory Note, dated as of November 15, 2013 (as amended, restated, modified and supplemented), the balance of which was $5,695. Mr. Meckler also released all security interests in the Company’s assets and properties that the Company previously granted to Mr. Meckler to secure the loan. In addition, Mr. Meckler released the Company, and the Company released Mr. Meckler, from all claims arising out of the loan. The Company accounted for the transaction in accordance with ASC 470-50-40 by recording it as an equity transaction since Mr. Meckler is a related party. The unamortized debt issuance costs of $153 and the unamortized loan discount of $258 together with the loan balance of $5,695 increased additional paid in capital of the Company’s consolidated balance sheet by $5,284.

Interest expense on the Restated Notes was $126 and $247 during the three and six months ended June 30, 2014.

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

The note will immediately become due and payable at the option of Drew Lane Holdings, LLC, upon the occurrence of an event of default, including the failure to pay any amount payable under the note, an uncured failure to observe or perform any of the provisions under the note, the Company’s uncured default in the performance of its obligations under the Security Agreement, or specified events in respect of the Company’s dissolution, liquidation, or bankruptcy.

In connection with the promissory note, the Company and its subsidiaries granted Drew Lane Holdings, LLC a security interest in the Company’s assets.

As of June 30, 2015, the Company drew down the full $500 of this note. Interest expense on the Promissory Note was $6 for both the three and six months ended June 30, 2015. In July 2015, the Company amended the Promissory Note to increase the outstanding principal amount of the Note by $250 to $750. Please see note 12 for more information.

10.	INCOME TAXES

The Company recorded a provision for income taxes of $3 during the three and six months ended June 30, 2015. The Company recorded a provision for income taxes of $10 and $20 during the three months and six months ended June 30, 2014, respectively.

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

At June 30, 2015, Mecklermedia has deferred income tax assets associated with federal and state net operating loss carryforwards of approximately $29,000. Federal net operating loss carryforwards of approximately $24,000 expire between 2024 and 2033. State net operating loss carryforwards of approximately $5,000 expire between 2017 and 2023.

The total amount of unrecognized tax benefits was $61 as of June 30, 2015 and December 31, 2014, all of which would affect the effective tax rate, if recognized, as of June 30, 2015.

11.	COMMITMENTS AND CONTINGENCIES

Mecklermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of Mecklermedia.

12.	SUBSEQUENT EVENT

The Company has evaluated events and transactions subsequent to June 30, 2015 through the date the consolidated financial statements were included in this Form 10-Q and filed with the SEC.

On July 8, 2015, the Company and its wholly owned subsidiaries entered into a Note Modification Agreement with Drew Lane Holdings, LLC. Pursuant to the agreement, the parties amended the Secured Promissory Note issued on March 18, 2015 to (i) increase the outstanding principal amount of the Note by $250 to $750 and (ii) provide that 70% of any disbursements of escrow property pursuant to the Escrow Agreement dated as of August 15, 2014, by and among Mecklermedia Corporation, PGM-MB Holdings, LLC and Deutsche Bank Trust Company Americas shall be paid to Drew Lane Holdings, LLC for application against all unpaid principal and accrued but unpaid interest. However, the maximum aggregate payments required to be made will not exceed 70% of the outstanding principal and accrued and unpaid interest of the Secured Promissory Note when the first such repayment is made. All other terms of the note remain unchanged.

On July 31, 2015, in order to reduce expenses, the Company abandoned its lease in New York City, and began renting at a new, smaller location in New York City.  The abandoned lease had a term expiring in January 2019.  In connection with this abandonment, the landlord could make claims against the Company, including for rent or damages.   The Company believes the exposure could equal the present value of minimum lease payments through January 2019, the expiration date of the lease, and could exceed that amount depending on what claims, if any, the landlord makes against it. If any claims are made against the Company, it intends to vigorously defend its position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the accompanying notes that appear elsewhere in this filing. Statements in this Form 10-Q that are not historical facts are “forward-looking statements” under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those described. The potential risks and uncertainties address a variety of subjects including, for example: general economic conditions; the competitive environment in which Mecklermedia competes; the unpredictability of Mecklermedia’s future revenues, expenses, cash flows and stock price: Mecklermedia’s need for additional capital; Mecklermedia’s ability to continue as a going concern; Mecklermedia’s dependence on a limited number of event sponsors and exhibitors; Mecklermedia’s ability to maintain its listing on the OTCQX Stock Market; and Mecklermedia’s ability to protect its intellectual property. For a more detailed discussion of these risks and uncertainties, refer to Mecklermedia’s other reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. The forward-looking statements included herein are made as of the date of this Form 10-Q, and we are under no obligation to update the forward-looking statements after the date hereof, except as required by law.

Overview

Mecklermedia Corporation, (f/k/a Mediabistro Inc.) is a leading producer of global trade shows and online publications covering 3D printing, Bitcoin/Blockchain and service robots. We produced seven trade shows worldwide in the three months ended June 30, 2015 and 12 trade shows worldwide in the six months ended June 30, 2015. We produced 23 trade shows worldwide in 2014. The Mecklermedia news site and newsletters provide up-to-date coverage on emerging industries to help drive business forward.

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

The following disclosures describe our business as of June 30, 2015 and reflect the Mediabistro sale as a discontinued operation.

Results of Operations

Revenues

Revenues from continuing operations were $1,157,000 for the three months ended June 30, 2015, and $1,413,000 for the three months ended June 30, 2014, representing a decrease of 18%. We ran seven shows in each quarter. The revenue decrease is due to the decrease in attendee revenue at our Inside Bitcoin trade shows and due to the fact that the Inside3DPrinting trade show in Brazil was run in the first quarter of 2015 whereas last year it was run in the second quarter of 2014. Revenue decreases in these areas were slightly offset by our first RoboUniverse Conference and Expo trade shows in the second quarter of 2015 in both New York and Seoul, Korea. Revenue from barter agreements, agreements in which we exchange exhibit space and conference passes for advertising in the other party’s media, also decreased $74,000 for the three months ended June 30, 2015 from the three months ended June 30, 2014.

Revenues from continuing operations were $1,820,000 for the six months ended June 30, 2015, and $2,161,000 for the for the six months ended June 30, 2014, representing a decrease of 16%. We ran 12 trade shows during the six months ended June 30, 2015 and ten trade shows during the six months ended June 30, 2014. Although we ran more trade shows in the first six months of 2015 than 2014, the decrease in revenues is due to the fact that we did not run the AllFacebook Marketing Munich in the first six months of 2015 as we did in the first six months of 2014. We sold the right to this show in the fourth quarter of 2014 and therefore will not be offering it again.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Three Months Ended June 30,		2015 vs. 2014		Six Months Ended June 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
Event sponsors and exhibitors	$696	$769	$(73)	(9)%	$1,100	$938	$162	17%
Event attendees	415	531	(116)	(22)%	647	1,108	(461)	(42)%
Other	46	113	(67)	(59)%	73	115	(42)	(37)%
Total	$1,157	$1,413	$(256)	(18)%	$1,820	$2,161	$(341)	(16)%

Cost of revenues

Cost of revenues from continuing operations primarily consists of payroll and benefits costs for trade show staff, trade show operations and technology consulting. Cost of revenues excludes depreciation and amortization. Cost of revenues from continuing operations was $1,170,000 and $1,358,000 for the three months ended June 30, 2015 and June 30, 2014, respectively, representing a decrease of 14%. This change was primarily due to a decrease in our trade show-related costs of $192,000, mostly due to reduced venue costs as we consolidated two shows into one venue for both our New York and Seoul Korea shows and we did not run the Inside3DPrinting Brazil show in the second quarter of 2015 as we did in the second quarter of 2014. This show was run in the first quarter of 2015.

Cost of revenues from continuing operations was $2,251,000 and $2,029,000 for the six months ended June 30, 2015 and June 30, 2014, respectively, representing an increase of 11%. This change was primarily due to an increase in employee-related costs of $96,000 and trade show-related costs of $90,000. We ran 12 trade shows during the six months ended June 30, 2015 and ten trade shows during the six months ended June 30, 2014. We did not run the AllFacebook Marketing Munich in the first six months of 2015 as we did in the first six months of 2014. We sold the right to this show in the fourth quarter of 2014 and therefore will not be offering it again.

  We intend to make investments through internal development and continue to expand our trade show offerings. We might need to increase our spending in order to create additional content related to new topics and trade shows or offerings, such as for our RoboUniverse shows that we are offering for the first time in 2015.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses from continuing operations were $404,000 for the three months ended June 30, 2015 and $506,000 for the three months ended June 30, 2014, representing a decrease of 20%. The decrease is primarily due to a decrease in barter related expense of $74,000 and event-related promotions offset by an increase in employee and external sales agents.

Advertising, promotion and selling expenses from continuing operations were $795,000 for the six months ended June 30, 2015 and $658,000 for the six months ended June 30, 2014, representing an increase of 21%. This increase was due primarily to an increase in employee-related costs of $114,000 in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 as we increased our exhibitor and sponsorship sales staff to support our revenue increases in event sponsors and exhibitors.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses from continuing operations were $363,000 for the three months ended June 30, 2015 and $1,051,000 for the three months ended June 30, 2014, representing a decrease of 65%. This change was primarily due to a decrease in our employee-related costs of $200,000 and $302,000 in transaction-related costs directly connected the sale of our Mediabistro business in the third quarter of 2014.

General and administrative expenses from continuing operations were $770,000 for the six months ended June 30, 2015 and $1,977,000 for the six months ended June 30, 2014, representing a decrease of 61%. This change was primarily due to a decrease in our employee-related costs of $506,000 and $302,000 in transaction-related costs directly connected the sale of our Mediabistro business in the third quarter of 2014.

Depreciation and amortization

Depreciation expense from continuing operations was $17,000 and $19,000 for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of 11%.  Amortization expense from continuing operations was $7,000 and $1,000 for the three months ended June 30, 2015 and 2014, respectively.

Depreciation expense from continuing operations was $34,000 and $40,000 for the six months ended June 30, 2015 and 2014, respectively, representing a decrease of 15%.  Amortization expense from continuing operations was $13,000 and $2,000 for the three months ended June 30, 2015 and 2014, respectively. This increase is due to additional costs related the development of our website.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other income (loss), net

Other loss, net of $22,000 and $95,000 from continuing operations for the three months and six months ended June 30, 2015, respectively, was primarily related to equity investment loss in 3D PrintingIndustry.com and foreign currency and digital currency transactions losses. Other income of $28,000 from continuing operations for the three months ended June 30, 2014 was primarily due to digital currency transaction gains. Other loss, net of $105,000 from continuing operations for the six months ended June 30, 2014 was primarily related to the write off of certain intangible assets and digital currency transaction losses.

Interest expense

Interest expense during the three months and six months ended June 30, 2015 were $6,000 and $6,000, respectively and related primarily to costs associated with our loans under a promissory note with Drew Lane Holdings, LLC. Interest expense of $132,000 and $259,000 for the six months ended June 30, 2014, respectively, relate primarily to costs associated with our loans from a related party. This loan was forgiven in November 2014 and we did not incur any interest expense related to it in the three or six months ended June 30, 2015. See “Related Party Transactions” and “Debt” for a description of the loans and Restated Note.

Provision for income taxes

We recorded an income tax expense of $3,000 and $10,000 for the three months ended June 30, 2015 and 2014, respectively. We recorded income tax expense of $3,000 and $20,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The total amount of unrecognized tax benefits was $61,000 as of June 30, 2015 and December 31, 2014, all of which would affect the effective tax rate, if recognized, as of June 30, 2015.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$	%
Operating cash flows	$(1,309)	$(1,529)	$220	(14)%
Investing cash flows	$467	$71	$396	558%
Financing cash flows	$500	$600	$(100)	(17)%

	As of		2015 vs. 2014
	June 30, 2015	December 31, 2014	$	%
Cash and cash equivalents	$207	$549	$(342)	(62%)
Working capital	$11	$1,320	$(1,309)	(99%)
Debt	$500	$–	$500	na

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Mediabistro assets and AppData assets in 2014, loans, including from related parties, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities decreased during the six months ended June 30, 2015 compared to the same period of 2014 due primarily to decreased losses from continuing operations.

Investing activities. The amounts of cash provided by or used in investing activities vary in correlation to the number and cost of the acquisitions we complete or sales of assets we undertake. Net cash provided by investing activities during the six months ended June 30, 2015, related primarily to the release of escrow funds from the sale of our Mediabistro assets. Net cash provided by investing activities during the six months ended June 30, 2014 related primarily to the sale of the Appdata assets in May 2014.

Financing activities. Cash provided by financing activities during the six months ended June 30, 2015 related to proceeds from our Promissory Note with Drew Lane Holdings, LLC. Cash provided by financing activities for the six months ended June 30, 2014 was related to borrowings from a related party. See “Related Party Transactions” below.

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

We have incurred losses and negative cash flows from operations in recent quarters and expect to continue to incur operating losses for the remainder of 2015 and into the first half of 2016. In the absence of a sufficient increase in revenues, we will need to do one or more of the following in the next six months to meet our planned level of expenditures: (a) raise additional capital through outside investors; (b) reduce spending on operations; or (c) restructure our operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by our needs and our view toward our overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business. The ability for us to obtain such additional financing and to achieve our operating goals is uncertain. In the event we do not obtain additional capital or are not able to increase cash flow through our operations, there is substantial doubt as to our ability to continue as a going concern.

On July 31, 2015, in order to reduce expenses, we abandoned our lease in New York City, and began renting at a new, smaller location in New York City.  The abandoned lease had a term expiring in January 2019.  In connection with this abandonment, the landlord could make claims against us, including for rent or damages.   We believe the exposure could equal the present value of minimum lease payments through January 2019, the expiration date of the lease, and could exceed that amount depending on what claims, if any, the landlord makes against us. If any claims are made against us, we intend to vigorously defend our position.

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

On April 25, 2014, March 19, 2014 and July 1, 2014 we entered into Restated Note Agreements with Mr. Meckler that increased the principal amount of the Restated Note to $9.7 million. Additionally, Mr. Meckler agreed to lend us up to an additional aggregate principal amount of $100,000 in one or more advances. All other terms of the promissory notes remained unchanged.

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

Interest expense on the Restated Notes were $126,000 and $247,000 during the three and six months ended June 30, 2014, respectively. Interest expense for the Restated Notes were $0 for the three and six months ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The primary risk factors affecting our business have not changed materially from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, with the exception of the following additional risk factor:

We might be subject to claims in respect of our abandonment of our New York Lease.

On July 31, 2015, we abandoned our office space in New York City under a lease that terminates in January 2019.  In connection with this abandonment, the landlord might makes claims against us, including for rent or damages.  Any liability for rent or damages could have a material adverse impact on our business and results of operations.  Additionally, any litigation related to such claims could be costly and distract our management from operating our business.  If any claims are made against us, we intend to vigorously defend our position.

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

Mecklermedia Corporation

August 12, 2015	By:	/s/ Alan M. Meckler
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

