Form 10-Q
period 2015-09-30
Mecklermedia Corp
filed 2015-11-06
CIK 1083712

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

The number of outstanding shares the Registrant’s common stock, par value $.01 per share, as of November 2, 2015 was 6,057,662.

Mecklermedia Corporation

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Mecklermedia Corporation

Consolidated Condensed Balance Sheets

September 30, 2015 and December 31, 2014

(in thousands, except share and per share data)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$210	$549
Restricted cash	–	1,500
Accounts receivable, net of allowances of $11 and $0, respectively	175	262
Prepaid expenses and other current assets	622	806
Assets of discontinued operations	–	25
Total current assets	1,007	3,142

Property and equipment, net	16	247
Intangible assets, net	67	57
Investments and other assets	268	528
Assets of discontinued operations	–	35
Total assets	$1,358	$4,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$516	$238
Accrued payroll and related expenses	42	147
Accrued expenses and other current liabilities	312	902
Deferred revenues	624	353
Liabilities of discontinued operations	144	182
Total current liabilities	1,638	1,822

Long-term debt	150	–
Total liabilities	1,788	1,822

Commitments and contingencies (see note 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 4,000,000 shares authorized, 600,000 designated as Series A Junior participating preferred stock, no shares issued and outstanding	–	–
Common stock, $.01 par value, 18,750,000 shares authorized, 6,176,947 shares issued and 6,057,662 shares outstanding at September 30, 2015 and December 31, 2014.	62	62
Additional paid-in capital	296,466	296,411
Accumulated deficit	(296,462)	(293,790)
Treasury stock, 119,285 shares, at cost	(496)	(496)
Total stockholders’ equity	(430)	2,187
Total liabilities and stockholders’ equity	$1,358	$4,009

See notes to unaudited consolidated condensed financial statements.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Operations

For Three and Nine Months Ended September 30, 2015 and 2014

(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$40	$436	$1,860	$2,597
Cost of revenues	250	1,052	2,501	3,081
Advertising, promotion and selling	141	260	936	918
General and administrative	401	513	1,171	2,490
Depreciation	13	17	47	57
Amortization	7	–	20	2
Gain on termination of lease	(269)	–	(269)	–
Total operating expenses	543	1,842	4,406	6,548
Operating loss	(503)	(1,406)	(2,546)	(3,951)
Other loss, net	(14)	(43)	(109)	(148)
Interest expense	(7)	(403)	(13)	(662)
Loss from continuing operations before income taxes	(524)	(1,852)	(2,668)	(4,761)
Provision for income taxes	1	–	4	20
Net loss from continuing operations	(525)	(1,852)	(2,672)	(4,781)
Income (loss) from discontinued operations, net of taxes	–	(83)	–	1,057
Gain on sale of discontinued operations, net of taxes	–	5,731	–	1,651
Net income (loss)	$(525)	$3,796	$(2,672)	$(2,073)
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.09)	$(0.30)	$(0.44)	$(0.79)
Income from discontinued operations	–	0.93	–	0.45
	$(0.09)	$0.63	$(0.44)	$(0.34)
Weighted average shares used in computing income (loss) per share:
Basic and diluted	6,057,662	6,057,662	6,057,662	6,057,569

See notes to unaudited consolidated condensed financial statements.

Mecklermedia Corporation

Unaudited Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(in thousands)

	2015	2014
Cash flows from operating activities:
Net loss	$(2,672)	$(2,073)
Less: Gain and income from discontinued operations, net of taxes	–	(2,708)
Loss from continuing operations	(2,672)	(4,781)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	67	59
Stock-based compensation	55	286
Other, net	(187)	31
Amortization of debt issuance costs	–	307
Loss on sale of assets	–	143
Provision for losses on accounts receivable	3	9
Deferred income taxes	–	17
Changes in assets and liabilities:
Accounts receivable, net	84	41
Prepaid expenses and other current assets	173	(193)
Investments and other assets	193	–
Accounts payable, accrued expenses and other liabilities	43	6
Deferred revenues	271	291
Assets and liabilities of discontinued operations	22	1,452
Net cash used in operating activities	(1,948)	(2,332)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(9)
Acquisitions of intangible assets and other development costs	(29)	(146)
Proceeds from sale of assets and other	–	7,803
Funds held as restricted cash escrow		(1,500)
Funds released from restricted cash in escrow	1,500	–
Investing related to discontinued operations	–	(14)
Net cash provided by investing activities	1,459	6,134
Cash flows from financing activities:
Repayments on borrowing from related party	–	(4,000)
Borrowings from related party	–	900
Repayments on borrowings from long-term debt	(600)	–
Borrowings from long-term debt	750	–
Proceeds from sale of other assets	–	1
Net cash provided by (used in) financing activities	150	(3,099)
Net increase (decrease) in cash and cash equivalents	(339)	703
Cash and cash equivalents, beginning of period	549	1,232
Cash and cash equivalents, end of period	$210	$1,935

Supplemental disclosure of cash flow:
Cash paid for interest	$12	$108

See notes to unaudited consolidated condensed financial statements.

Mecklermedia Corporation

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2015

(in thousands, except share data and per share data)

1.	THE COMPANY

Mecklermedia Corporation (f/k/a Mediabistro Inc.) (“Mecklermedia” or the “Company”) is a leading producer of global trade shows, conferences, and digital publications covering 3D printing, robotics, virtual reality, and bitcoin/blockchain. Our trade shows include, among others, Inside 3D Printing, Inside Bitcoins, RoboUniverse, 3D Print Design Show, and the Virtual Reality Summit. Mecklermedia’s news sites include Inside Bitcoins News, 3D Printing Industry, and 3DPrint.com, which provide up-to-date coverage to help drive business forward.

As discussed in note 4, on August 15, 2014 the Company completed its sale of the Mediabistro assets to PGM-MB Holdings, LLC (“PGM-MB”), a subsidiary of Prometheus Global Media. The Company sold assets related to its former business of providing online publishing of editorial content, e-commerce offerings, and online job-board (including online career-oriented services such as freelancer marketplaces), online education and certificate programs for social media, traditional media and creative professionals, and bundled subscription services for the foregoing. The assets the Company sold also related to the marketplace for designing and purchasing logos through Stocklogos.com.

Going concern. The Company has incurred losses and negative cash flows from operations in recent quarters and expects to continue to incur operating losses for the remainder of 2015 and into the first half of 2016. In the absence of a sufficient increase in revenues, the Company will need to do one or more of the following in the next six months to meet its planned level of expenditures: (a) raise additional capital through outside investors; (b) reduce spending on operations; or (c) restructure its operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by its needs and its view toward its overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to its stockholders or its business. The ability of the Company to obtain such additional financing and to achieve its operating goals is uncertain. In the event that the Company does not obtain additional capital or is not able to increase cash flow through its operations, there is substantial doubt as to its ability to continue as a going concern and it may cease operations and sell some or all of its assets or business and dissolve or liquidate the Company. There can be no assurances the Company will be able to sell its assets or business and that any such sale will generate any proceeds or value for any of its stockholders. The accompanying unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in note 10, in March 2015 and as amended in July 2015, the Company entered into a Secured Promissory Note and a Security Agreement with Drew Lane Holdings, LLC for $750. The net outstanding balance was $150 as of September 30, 2015.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The accompanying unaudited consolidated condensed financial statements have been prepared from the books and records of Mecklermedia in accordance with accounting principles generally accepted in the United States of America and Rules and Regulations promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated condensed statements of operations for the three and nine months ended September 30, 2015 is not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Mecklermedia’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such unaudited consolidated condensed financial statements.

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

Equity method for accounting for investments. Mecklermedia accounts for investments in accordance with Accounting Standards Codification (“ASC”), Topic 323, “Investments – Equity Method and Joint Ventures.” The Company reviews these investments whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. At September 30, 2015, Mecklermedia has a 27% investment in 3dPrintingIndustry.com (“3dPI”). Originally, the Company held a 15% equity ownership and accounted for the investment at cost. During the year ended December 31, 2014, the Company increased its investment by 12% and is now accounting for the investment under the equity method. As of September 30, 2015 and December 31, 2014, respectively, the Company recorded an investment of $243 and $313 in 3dPI, which is included in investments and other assets in the Company’s consolidated condensed balance sheet. The Company recorded a $10 net equity loss for the three months ended September 30, 2015 and $70 net equity loss for the nine months ended September 30, 2015, which is included in other loss, net in the Company’s consolidated condensed statements of operations.

Recent accounting pronouncements: In August 2015, the Financial Accounting Standards Board, (“FASB”) issued the Accounting Standards Update (“ASU”) No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU to the Company's financial condition, results of operations and cash flows.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements.” ASU 2015-10 clarifies various topics in the FASB Accounting Standards Codification. ASU 2015-10 is effective for the interim and annual periods ending after December 15, 2015. Early adoption is permitted. The Company does not expect a material impact to the Company's financial condition, results of operations or cash flows from the adoption of this guidance.

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

The information below presents results of operations of the Mediabistro business:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$907	$5,208
Net income (loss) from discontinued operations, net of taxes	$(77)	$1,220

Assets and liabilities from discontinued operations of the Mediabistro business are as follows:

	September 30, 2015	December 31, 2014
Accounts receivable, net	$–	$25
Prepaids and other assets	–	35
Total assets	$–	$60

Accrued expenses	144	182
Total liabilities	$144	$182

As a result of the sale of the Appdata assets on May 30, 2014, Mecklermedia is accounting for its operations as a discontinued operation. The carrying value of the net assets of the business at the time of the sale was $4,342 and resulted in a loss of $4,080.

The information below presents results of operations of the Appdata business:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$–	$372
Net income from discontinued operations, net of taxes	$(5)	$(170)

There were no assets or liabilities associated with the Appdata business as of September 30, 2015 or December 31, 2014.

5.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Total stock-based compensation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation included in continuing operations	$20	$218	$55	$286
Stock-based compensation included in discontinued operations	–	142	–	182
Total employee stock-based compensation	$20	$360	$55	$468

Total employee stock-based compensation increased additional paid-in capital by $55 and $468 for the nine months ended September 30, 2015 and 2014, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the periods presented (table is not in thousands):

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	0.99%	0.78%
Expected life (in years)	3.4	3.4
Dividend yield	0%	0%
Expected volatility	148%	137%

The expected stock price volatility is based on the historical volatility of Mecklermedia’s common stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company calculates the expected term for stock options using historical data.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $0.58 and $2.00, respectively. The total intrinsic value of options exercised, of which there were none, during the nine months ended September 30, 2015 and 2014 was $0.

As of September 30, 2015, there was $155 of total unrecognized compensation costs related to nonvested stock-based compensation. The Company expects to amortize these costs over a weighted-average period of 2.2 years.

The following table summarizes option activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,068,610	$2.58
Granted	4,000	0.70
Exercised	–	–
Forfeited or expired	(90,393)	4.33
Outstanding at September 30, 2015	982,217	2.42	7.90	–
Vested and expected to vest at September 30, 2015	855,052	2.68	7.72	–
Exercisable at September 30, 2015	427,850	4.73	6.25	–

6.	COMPUTATION OF LOSS PER SHARE

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

The following table summarizes the number of outstanding stock options excluded from the calculation of diluted loss per share for the periods presented because the result would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2015	2014
Number of anti-dilutive stock options	982,217	767,205
Weighted average exercise price	$2.42	$4.85

7.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Computer equipment and software	$59	$47
Furniture Fixtures and equipment	13	222
Leasehold improvements	–	1,017
Total	72	1,286
Less: Accumulated Depreciation	(56)	(1,039)
Property and equipment, net (see note 13)	$16	$247

8.	INTANGIBLE ASSETS AND GOODWILL

Amortized Intangible Assets

The following table sets forth the intangible assets that are subject to amortization, including the related accumulated amortization:

	September 30, 2015
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$62	$(21)	$41
Copyrights and trademarks	28	(7)	21
Total	$90	$(28)	$62

	December 31, 2014
	Cost	Accumulated Amortization	Net Carrying Value
Website development costs	$42	$(7)	$35
Copyrights and trademarks	19	(2)	17
Total	$61	$(9)	$52

The Company amortizes intangible assets that are subject to amortization on a straight-line basis over their expected useful lives. The Company amortizes website development costs and copyrights and trademarks over three years. Amortization for expense related to intangible assets subject to amortization was $7 and $0 for the three months ended September 30, 2015 and 2014, respectively. Amortization for expense related to intangible assets subject to amortization was $20 and $2 for the nine months ended September 30, 2015 and 2014, respectively.

Estimated annual amortization expense for the next four years, including the remainder of 2015, is expected to be as follows:

Years Ending December 31:
2015	$7
2016	28
2017	24
2018	3
$62

Unamortized Intangible Assets

The following table sets forth the intangible assets that are not subject to amortization:

	September 30, 2015	December 31, 2014
Domain names	$5	$5

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2015	December 31, 2014
Accrued professional fees	$81	$88
Customer overpayments	65	64
Accrued property and capital taxes	42	44
Accruals related to trade shows	23	49
Deferred rent	–	539
Other	101	118
Total	$312	$902

10.	DEBT

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

Following the sale of the Mediabistro assets, the Company repaid $4,000 of the debt to Mr. Meckler.

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

Interest expense on the Restated Notes was $108 and $354 during the three and nine months ended September 30, 2014.

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

In July 2015, the Company and its wholly owned subsidiaries entered into a Note Modification Agreement with Drew Lane Holdings, LLC. Pursuant to the agreement, the parties amended the Promissory Note issued on March 18, 2015 to (i) increase the outstanding principal amount of the Note by $250 to $750 and (ii) provide that 70% of any disbursements of escrow property pursuant to the Escrow Agreement dated as of August 15, 2014, by and among Mecklermedia Corporation, PGM-MB Holdings, LLC and Deutsche Bank Trust Company Americas shall be paid to Drew Lane Holdings, LLC for application against all unpaid principal and accrued but unpaid interest. However, the maximum aggregate payments required to be made will not exceed 70% of the outstanding principal and accrued and unpaid interest of the Promissory Note when the first such repayment is made. All other terms of the note remain unchanged.

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

As of September 30, 2015, the Company drew down $750 of this note and repaid $600. The outstanding loan balance as of September 30, 2015 was $150. Interest expense on the Promissory Note was $7 and $13 for the three and nine months ended September 30, 2015, respectively.

11.	INCOME TAXES

The Company recorded a provision for income taxes of $1 and $4 during the three and nine months ended September 30, 2015, respectively. The Company recorded a provision for income taxes of $0 and $20 during the three months and nine months ended September 30, 2014, respectively.

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

At September 30, 2015, Mecklermedia has deferred income tax assets associated with federal and state net operating loss carryforwards of approximately $29,700. Federal net operating loss carryforwards of approximately $24,600 expire between 2024 and 2033. State net operating loss carryforwards of approximately $5,100 expire between 2017 and 2023.

The total amount of unrecognized tax benefits was $61 as of September 30, 2015 and December 31, 2014, all of which would affect the effective tax rate, if recognized, as of September 30, 2015.

12.	COMMITMENTS AND CONTINGENCIES

Mecklermedia has entered into operating leases for its office facilities. The Company no longer has future obligations for two of its leases that were in effect as of December 31, 2014. Future annual minimum lease payments including the remainder of 2015 under operating leases are as follows:

Years ending December 31
2015	$13
2016	5
$18

Mecklermedia is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to active legal proceedings will not materially affect the financial statements of Mecklermedia.

13.	LEASE TERMINATION

In July 2015, in order to reduce expenses, the Company abandoned its lease in New York City, and began renting at a smaller location in New York City. The abandoned lease had a term expiring in January 2019. In conjunction with this abandonment, the Company entered into an amendment of lease and surrender agreement (the “Agreement”). Under the Agreement, the Company and the landlord agreed to terminate the lease for the property located at 475 Park Avenue, New York, New York. The Company further agreed to surrender the premises and pay the landlord $75. The Company and the landlord each released the other party from any claims under the lease. During the three and nine months ended September 30, 2015, the Company recorded a restructuring benefit of $269, which is included in operating expenses in the unaudited consolidated condensed statements of operations. The benefit is a result of the write off of deferred rent expenses offset by the abandonment of equipment, furniture and fixtures and leasehold improvements of the 475 Park Avenue location The Company does not have any further liabilities recorded in connection with this lease.

14.	RELATED PARTY

In September 2015, Sagamore III LLC (“Sagamore”) purchased all of the assets of the 3dprint.com website from Forum Advertising, LLC, a third party, for $600, which consists of a blog, email newsletters and numerous social media accounts. Mr. Meckler, the Company’s Chief Executive Officer, along with his wife Mrs. Meckler are equal owners of Sagamore III LLC. In connection with this acquisition by Sagamore, the Company entered into an Exclusive License Agreement with Sagamore to use, operate and improve the 3dPrint.com assets. It will also begin selling advertising space on the website. The Company will be responsible for all costs and revenues associated with the site. The Company believes that operating the purchased assets will continue to materially aid its promotion of the Inside 3D Printing trade shows by being able to advertise such shows to the readers of the 3DPrint.Com blog and related social media assets. Mecklermedia may terminate this agreement at anytime. Sagamore may not terminate this Agreement or sell the assets to a third party unless Mecklermedia is unable to pay the liabilities related to these assets. Further, Sagamore grants Mecklermedia the right to purchase the assets for $600 until the termination of this agreement. For the three and nine months ended September 30, 2015, the website provided revenues of $5 and expenses of $7.

15.	SUBSEQUENT EVENT

The Company has evaluated events and transactions subsequent to September 30, 2015 through the date the unaudited consolidated financial statements were included in this Form 10-Q and filed with the SEC.

On October 2, 2015 and October 30, 2015, the Company borrowed an additional $100 and $150, respectively, under its Secured Promissory Note with Drew Lane Holdings.

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

Overview

Mecklermedia Corporation, (f/k/a Mediabistro Inc.) is a leading producer of global trade shows, conferences and digital publications covering 3D printing, robotics, virtual reality, and Bitcoin/blockchain. We produced one trade show worldwide in the three months ended September 30, 2015 and 13 trade shows worldwide in the nine months ended September 30, 2015. We produced 23 trade shows worldwide in 2014. The Mecklermedia news site and newsletters provide up-to-date coverage on emerging industries to help drive business forward.

Our trade shows include Inside 3D Printing, Inside Bitcoins, RoboUniverse, 3D Print Design Show, and the Virtual Reality Summit.  Mecklermedia’s news sites include Inside Bitcoins News, 3D Printing Industry, and 3DPrint.com.

Our trade shows generate revenues from attendee registration, exhibition space fees and vendor sponsorships. There might be quarterly fluctuations in our revenues as trade shows held in one period in the current year might be held in a different period in future years.

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

The following disclosures describe our business as of September 30, 2015 and reflect the Mediabistro sale as a discontinued operation.

Results of Operations

Revenues

Revenues from continuing operations were $40,000 for the three months ended September 30, 2015, and $436,000 for the three months ended September 30, 2014, representing a decrease of 91%. The decrease is due to the fact that we ran one trade show in the three months ended September 30, 2015 compared to six trade shows in the three months ended September 30, 2014. Two shows that we ran in the third quarter of 2014 were run in different quarters of 2015. Other shows were canceled in 2015.

Revenues from continuing operations were $1,860,000 for the nine months ended September 30, 2015, and $2,597,000 for the nine months ended September 30, 2014, representing a decrease of 28%. We ran 13 trade shows during the nine months ended September 30, 2015 and 16 trade shows during the nine months ended September 30, 2014. The decrease in revenue is primarily due to the fewer number of shows that we ran in nine months ended September 20, 2015 as compared to the nine months ended September 30, 2014.

The following table sets forth, for the periods indicated, a year-over-year comparison of our revenues by components (dollars in thousands):

	Three Months Ended September 30,		2015 vs. 2014		Nine Months Ended September 30,		2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
Event sponsors and exhibitors	$18	$210	$(192)	(91)%	$1,118	$1,148	$(30)	(3)%
Event attendees	16	184	(168)	(91)%	663	1,292	(629)	(49)%
Other	6	42	(36)	(86)%	79	157	(78)	(50)%
Total	$40	$436	$(396)	(91)%	$1,860	$2,597	$(737)	(28)%

Cost of revenues

Cost of revenues from continuing operations primarily consists of payroll and benefits costs for trade show staff, trade show operations and technology consulting. Cost of revenues excludes depreciation and amortization. Cost of revenues from continuing operations was $250,000 and $1,052,000 for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of 76%. This change was primarily due to a decrease in our trade show-related costs of $641,000, due to running five fewer shows in the three months ended September 30, 2015 than the three months ended September 30, 2014. Professional consulting fees also decreased $133,000 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Cost of revenues from continuing operations was $2,501,000 and $3,081,000 for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of 19%. This change was primarily due to a decrease in trade show-related costs of $551,000 and professional consulting costs of $123,000 offset by an increase in employee-related costs of $92,000. We ran 13 trade shows during the nine months ended September 30, 2015 and 16 trade shows during the nine months ended September 30, 2014.

We intend to make investments through internal development and continue to expand our trade show offerings. We might need to increase our spending in order to create additional content related to new topics and trade shows or offerings, such as for our RoboUniverse shows that we are offering for the first time in 2015.

Advertising, promotion and selling

Advertising, promotion and selling expenses primarily consist of payroll and benefits costs for sales and marketing personnel, sales commissions and promotion costs. Advertising, promotion and selling expenses from continuing operations were $141,000 for the three months ended September 30, 2015 and $260,000 for the three months ended September 30, 2014, representing a decrease of 46%. The decrease is primarily due to a decrease in of $76,000 in trade show-related costs and $38,000 in barter expenses. The decrease is primarily related to the decrease in the number of shows that ran in the third quarter of 2015 as compared to the same quarter in 2014.

Advertising, promotion and selling expenses from continuing operations were $936,000 for the nine months ended September 30, 2015 and $918,000 for the nine months ended September 30, 2014, representing an increase of 2%. This increase was due primarily to an increase in employee-related costs of $134,000 offset by decreases in trade show-related expenses of $45,000 and barter related expenses of $87,000. We ran three fewer trade shows in the first nine months of 2015 as compared to the first nine months of 2014.

General and administrative

General and administrative expenses consist primarily of payroll and benefits costs for administrative personnel, office-related costs and professional fees. General and administrative expenses from continuing operations were $401,000 for the three months ended September 30, 2015 and $513,000 for the three months ended September 30, 2014, representing a decrease of 22%. This change was primarily due to a decrease in our employee-related costs of $262,000 and $59,000 in event-related costs directly connected to the fewer trade shows that were run in the third quarter of 2015 as compared to the same quarter in 2014. These cost reductions were offset by transaction related costs of $302,000 that were reallocated to the gain on sale of the Mediabistro business in the three months ended September 30, 2014.

General and administrative expenses from continuing operations were $1,171,000 for the nine months ended September 30, 2015 and $2,490,000 for the nine months ended September 30, 2014, representing a decrease of 53%. This change was primarily due to a decrease in our employee-related costs of $769,000 and $253,000 in event-related costs.

Gain on termination of lease

In July 2015, in order to reduce expenses, we abandoned our lease in New York City, and began renting at a smaller location in New York City.  The abandoned lease had a term expiring in January 2019.  In conjunction with this abandonment, in September, 2015, we entered into an amendment of lease and surrender agreement (the “Agreement”). Under the Agreement, we and the landlord agreed to terminate the lease for the property located at 475 Park Avenue, New York, New York. We further agreed to surrender the premises and pay the landlord $75,000. We each released the other party from any claims under the lease. During the three and nine months ended September 30, 2015, the Company recorded a gain on termination of lease of $269,000, which is included in operating expenses in the unaudited consolidated condensed statements of operations. The benefit is a result of the write off of $324,000 of deferred rent expense offset by the write off of equipment, furniture and fixtures and leasehold improvements of the 475 Park Avenue location. There were no further liabilities recorded in connection with this lease.

Depreciation and amortization

Depreciation expense from continuing operations was $13,000 and $17,000 for the three months ended September 30, 2015 and 2014, respectively, representing a decrease of 24%.  Amortization expense from continuing operations was $7,000 and $0 for the three months ended September 30, 2015 and 2014, respectively.

Depreciation expense from continuing operations was $47,000 and $57,000 for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease of 18%.  Amortization expense from continuing operations was $20,000 and $2,000 for the nine months ended September 30, 2015 and 2014, respectively. This increase is due to additional costs related the development of our website.

Our depreciation and amortization expenses might vary in future periods based upon a change in our capital expenditure levels or any future acquisitions.

Other loss, net

Other loss, net of $14,000 and $109,000 from continuing operations for the three months and nine months ended September 30, 2015, respectively, was primarily related to our equity investment loss in 3D PrintingIndustry.com and foreign currency and digital currency transactions losses. Other loss, net of $43,000 from continuing operations for the three months ended September 30, 2014 was primarily due to digital and foreign currency transaction losses. Other loss, net of $148,000 from continuing operations for the nine months ended September 30, 2014 was primarily related to the write off of certain intangible assets and digital currency transaction losses.

Interest expense

Interest expense during the three months and nine months ended September 30, 2015 were $7,000 and $13,000, respectively and related to costs associated with our loans under a promissory note with Drew Lane Holdings, LLC. Interest expense of $403,000 and $662,000 for the three and nine months ended September 30, 2014, respectively, relate primarily to costs associated with our loans from a related party. This loan was forgiven in November 2014 and we did not incur any interest expense related to it in the three or nine months ended September 30, 2015. See “Related Party Transactions” and “Debt” for a description of the loans.

Provision for income taxes

We recorded an income tax expense of $1,000 and $0 for the three months ended September 30, 2015 and 2014, respectively. We recorded income tax expense of $4,000 and $20,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The total amount of unrecognized tax benefits was $61,000 as of September 30, 2015 and December 31, 2014, all of which would affect the effective tax rate, if recognized, as of September 30, 2015.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our liquidity and capital resources (dollars in thousands):

	Three Months Ended September 30,		2015 vs. 2014
	2015	2014	$	%
Operating cash flows	$(1,948)	$(2,332)	$384	(16)%
Investing cash flows	$1,459	$6,134	$(4,675)	(76)%
Financing cash flows	$150	$(3,099)	$3,249	(105)%

	As of		2015 vs. 2014
	September 30, 2015	December 31, 2014	$	%
Cash and cash equivalents	$210	$549	$(339)	(62)%
Working capital	$(631)	$1,320	$(1,951)	(148)%
Debt	$150	$–	$150	na

Since inception, we have funded operations through various means, including public offerings of our common stock, the sales of certain of our businesses, including our Mediabistro assets and AppData assets in 2014, loans, including from related parties, as well as credit agreements and cash flows from operating activities.

Operating activities. Cash used in operating activities decreased during the nine months ended September 30, 2015 compared to the same period of 2014 due primarily to decreased losses from continuing operations.

Investing activities. The amounts of cash provided by or used in investing activities vary in correlation to the number and cost of the acquisitions we complete or sales of assets we undertake. Net cash provided by investing activities during the nine months ended September 30, 2015, related primarily to the release of escrow funds from the sale of our Mediabistro assets. Net cash provided by investing activities during the nine months ended September 30, 2014 related primarily to the sale of our Mediabistro assets in August 2014.

Financing activities. Cash provided by financing activities during the nine months ended September 30, 2015 related to proceeds from our Promissory Note with Drew Lane Holdings, LLC offset by repayments to Drew Lane Holdings. Cash used in financing activities for the nine months ended September 30, 2014 was related to repayments to a related party. See “Related Party Transactions” below.

We have incurred losses and negative cash flows from operations in recent quarters and expect to continue to incur operating losses for the remainder of 2015 and into the first half of 2016. In the absence of a sufficient increase in revenues, we will need to do one or more of the following in the next six months to meet our planned level of expenditures: (a) raise additional capital through outside investors; (b) reduce spending on operations; or (c) restructure our operations. A capital raise could take any number of forms including but not limited to: additional debt, additional equity, asset sales, or other forms of financing as dictated by our needs and our view toward our overall capital structure. However, additional financing might not be available on acceptable terms, if at all, and such financing might only be available on terms dilutive or otherwise detrimental to our stockholders or our business. The ability for us to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or we are not able to increase cash flow through its operations, there is substantial doubt as to our ability to continue as a going concern and we may cease operations and sell some or all of our assets or business and dissolve or liquidate ourselves. There can be no assurances we will be able to sell our assets or business and that any such sale will generate any proceeds or value for any of our stockholders.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements or issued guarantees to third parties.

Related Party Transactions

Meckler Debt. We have entered into two promissory note agreements with our Chief Executive Officer, Alan M. Meckler, which were amended from time to time, the latest on November 15, 2013 (the “Restated Note”).

To induce Mr. Meckler to enter into the Restated Note, we issued to Mr. Meckler on November 14, 2013, a warrant for 301,124 shares of the Company’s common stock. The warrant is exercisable at any time on or after November 14, 2013 until the close of business on November 13, 2018. We recorded a discount on the Restated Note based on the value of the warrants as of the date of issuance, which was $455,000. The discount was being amortized over the life of the Restated Note. The warrant terminated upon the sale of the Mediabistro assets.

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

Interest expense on the Restated Notes was $108,000 and $354,000 during the three and nine months ended September 30, 2014, respectively.

3DPrint.com. In September 2015, Sagamore III LLC (“Sagamore”) purchased all of the assets of the 3dprint.com website from Forum Advertising, LLC, a third party, for $600,000, which consists of a blog, email newsletters and numerous social media accounts. Mr. Meckler, our Chief Executive Officer, along with his wife Mrs. Meckler are equal owners of Sagamore III LLC. In connection with this acquisition by Sagamore, we entered into an Exclusive License Agreement with Sagamore to use, operate and improve the 3dPrint.com assets. We will also begin selling advertising space on the website. We will be responsible for all costs and revenues associated with the site. We believe that operating the purchased assets will continue to materially aid our promotion of the Inside 3D Printing trade shows by being able to advertise such shows to the readers of the 3DPrint.Com blog and related social media assets. We may terminate this agreement at anytime. Sagamore may not terminate this Agreement or sell the assets to a third party unless we are unable to pay the liabilities related to these assets. Further, Sagamore grants us the right to purchase the assets for $600,000 until the termination of this agreement. For the three and nine months ended September 30, 2015, the website provided revenues of $5,000 and expenses of $7,000.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Mecklermedia Corporation

November 6, 2015	By:	/s/ Alan M. Meckler
	Name:	Alan M. Meckler
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

